Form 10-Q
period 2017-03-31
Five Point Holdings, LLC
filed 2017-06-22
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38088
Five Point Holdings, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-0599397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 Enterprise, Suite 300 Aliso Viejo, California (Address of Principal Executive Offices)	92656 (Zip code)
(949) 349-1000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2017, 62,257,706 Class A common shares and 81,463,433 Class B common shares were outstanding.

FIVE POINT HOLDINGS, LLC

TABLE OF CONTENTS

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. This report may contain forward-looking statements regarding: our expectations of our future revenues, costs and financial performance; future demographics and market conditions in the areas where our communities are located; the outcome of pending litigation and its effect on our operations; the timing of our development activities; and the timing of future real estate purchases or sales.
We caution you that any forward-looking statements presented in this report are based on our current views and information currently available to us. Forward-looking statements are subject to risks, trends, uncertainties and factors that are beyond our control. We believe these risks and uncertainties include, but are not limited to, the following:

•	risks associated with the real estate industry;

•	downturns in economic conditions or demographic changes at the national, regional or local levels, particularly in the areas where our properties are located;

•	uncertainty and risks related to zoning and land use laws and regulations, including environmental planning and protection laws;

•	risks associated with development and construction projects;

•	adverse developments in the economic, political, competitive or regulatory climate of California;

•	loss of key personnel;

•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;

•	fluctuations in interest rates;

•	exposure to liability relating to environmental and health and safety matters;

•	exposure to litigation or other claims;

•	insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;

•	intense competition in the real estate market and our ability to sell properties at desirable prices;

•	fluctuations in real estate values;

•	changes in property taxes;

•	risks associated with our trademarks, trade names and service marks;

•	risks associated with our joint venture with Macerich;

•	conflicts of interest with our directors;

•	general volatility of the capital and credit markets and the price of our Class A common shares; and

•	risks associated with public or private financing or the unavailability thereof.
Please see the "Risk Factors" section of this report for a more detailed discussion of these and other risks.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you therefore against relying on any of these forward-looking statements.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. They are based on estimates and assumptions only as of the date of this report. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
INVENTORIES	$1,308,619	$1,360,451
INVESTMENT IN UNCONSOLIDATED ENTITY	414,856	417,732
PROPERTIES AND EQUIPMENT—NET	34,134	34,409
INTANGIBLE ASSET—RELATED PARTY	127,593	127,593
CASH AND CASH EQUIVALENTS	82,467	62,304
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	2,556	2,343
MARKETABLE SECURITIES—HELD TO MATURITY	45,515	20,577
RELATED PARTY ASSETS	5,795	82,411
OTHER ASSETS	7,062	6,762
TOTAL	$2,028,597	$2,114,582

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable	$69,518	$69,387
Accounts payable and other liabilities	85,421	114,080
Related party liabilities	188,495	221,157
Payable pursuant to tax receivable agreement	201,845	201,845
Total liabilities	545,279	606,469

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2017—38,107,706 shares; 2016—37,426,008 shares
Class B common shares; No par value; Issued and outstanding: 2017—74,320,576 shares; 2016—74,320,576 shares
Contributed capital	262,958	260,779
Accumulated deficit	(23,236)	(15,394)
Accumulated other comprehensive loss	(2,478)	(2,469)
Total members’ capital	237,244	242,916
Noncontrolling interests	1,246,074	1,265,197
Total capital	1,483,318	1,508,113
TOTAL	$2,028,597	$2,114,582

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share/unit and per share/unit amounts)
(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
REVENUES:
Land sales	$465	$1,975
Land sales—related party	84,271	359
Management services—related party	5,470	—
Operating properties	2,097	2,164
Total revenues	92,303	4,498
COSTS AND EXPENSES:
Land sales	80,447	—
Management services	2,649	—
Operating properties	2,280	2,799
Selling, general, and administrative	27,175	11,877
Management fees—related party	—	1,287
Total costs and expenses	112,551	15,963
EQUITY IN LOSS FROM UNCONSOLIDATED ENTITY	(2,876)	—
LOSS BEFORE INCOME TAX BENEFIT	(23,124)	(11,465)
INCOME TAX BENEFIT	—	3,373
NET LOSS	(23,124)	(8,092)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(15,282)	(2,968)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(7,842)	$(5,124)

NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE/UNIT
Basic and diluted	$(0.20)	$(0.14)
WEIGHTED AVERAGE CLASS A SHARES/UNITS OUTSTANDING
Basic and diluted	38,733,320	36,627,847
NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE/UNIT
Basic and diluted	$(0.00)	—
WEIGHTED AVERAGE CLASS B SHARES/UNITS OUTSTANDING
Basic and diluted	74,320,575	—

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
NET LOSS	$(23,124)	$(8,092)
OTHER COMPREHENSIVE LOSS:
Reclassification of actuarial loss on defined benefit pension plan included in net loss	28	25
Other comprehensive income before taxes	28	25
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE LOSS	—	(7)
OTHER COMPREHENSIVE INCOME—Net of tax	28	18
COMPREHENSIVE LOSS	(23,096)	(8,074)
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(15,268)	(2,962)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(7,828)	$(5,112)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share/unit amounts)
(Unaudited)

	Class A Units	Class B Units	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - January 1, 2017	—	—	37,426,008	74,320,576	$260,779	$(15,394)	$(2,469)	$242,916	$1,265,197	$1,508,113
Net loss	—	—	—	—	—	(7,842)	—	(7,842)	(15,282)	(23,124)
Share-based compensation expense	—	—	—	—	4,781	—	—	4,781	—	4,781
Reacquisition of share-based compensation for tax-withholding purposes	—	—	—	—	(6,480)	—	—	(6,480)	—	(6,480)
Settlement of restricted share units for Class A shares of common stock	—	—	285,670	—	—	—	—	—	—	—
Issuance of share-based compensation awards	—	—	396,028	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	—	—	14	14	14	28
Adjustment of Noncontrolling interest in the Operating Company	—	—	—	—	3,878	—	(23)	3,855	(3,855)	—
BALANCE - March 31, 2017	—	—	38,107,706	74,320,576	$262,958	$(23,236)	$(2,478)	$237,244	$1,246,074	$1,483,318

BALANCE - January 1, 2016	36,627,847	12,792,948	—	—	$245,829	$17,872	$(2,779)	$260,922	$87,511	$348,433
Net loss	—	—	—	—	—	(5,124)	—	(5,124)	(2,968)	(8,092)
Other comprehensive income—net of tax of $7	—	—	—	—	—	—	12	12	6	18
BALANCE - March 31, 2016	36,627,847	12,792,948	—	—	$245,829	$12,748	$(2,767)	$255,810	$84,549	$340,359

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,124)	$(8,092)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss from unconsolidated entity	2,876	—
Deferred income taxes	—	(3,373)
Depreciation and amortization	547	143
Share based compensation	4,781	—
Changes in operating assets and liabilities:
Inventories	51,963	(8,438)
Related party assets	46,616	(1,151)
Other assets	918	377
Accounts payable and other liabilities	(28,592)	703
Related party liabilities	(32,662)	6,545
Net cash provided by (used in) operating activities	23,323	(13,286)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and certificates of deposit	(213)	1,319
Proceeds from the maturity of investments	—	20,000
Purchase of investments	(25,233)	—
Payment of costs sharing advances, net	—	(415)
Cash from former San Francisco Venture members in relation to Formation Transactions	30,000	—
Purchase of properties and equipment	(62)	(38)
Net cash provided by investing activities	4,492	20,866
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of equity offering costs	(1,143)	—
Reacquisition of share based compensation awards for tax-withholding purposes	(6,480)	—
Payment of financing costs	(29)	(132)
Net cash used in financing activities	(7,652)	(132)
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,163	7,448
CASH AND CASH EQUIVALENTS—Beginning of period	62,304	108,657
CASH AND CASH EQUIVALENTS—End of period	$82,467	$116,105
SUPPLEMENTAL CASH FLOW INFORMATION (Note 14)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND ORGANIZATION
Five Point Holdings, LLC, a Delaware limited liability company (the "Holding Company") was formed on July 21, 2009. Prior to the completion of the Formation Transactions (as defined below) on May 2, 2016, the Holding Company was named Newhall Holding Company, LLC and through the operations of its subsidiaries, was primarily engaged in the planning and development of Newhall Ranch, a master-planned community located in northern Los Angeles County, California (the Holding Company together with its subsidiaries, the "Company"). Following completion of the Formation Transactions, the Company additionally owns interests in, plans, and manages the development of multiple mixed-use, master-planned communities in coastal California, which are expected to include residential homes, commercial space, as well as retail, education and recreational elements, civic areas and parks and open spaces.
The Holding Company conducts all of its activities through Five Point Operating Company, LLC (formerly known as Newhall Intermediary Holding Company, LLC, a Delaware limited liability company, the "Operating Company"). The Holding Company is the sole operating managing member of the Operating Company and at March 31, 2017 and December 31, 2016, owned approximately 50.8% and 50.4%, respectively, of the outstanding Class A Common Units of the Operating Company. The Holding Company also owned all of the outstanding Class B Common Units of the Operating Company at both March 31, 2017 and December 31, 2016.

Initial Public Offering
On May 15, 2017, the Holding Company completed an initial public offering (the "IPO") and sold 24,150,000 Class A common shares at a public offering price of $14.00 per share, which included 3,150,000 shares pursuant to the full exercise by the underwriters of their over-allotment option, resulting in gross proceeds of $338.1 million. The Holding Company used the net proceeds of the IPO to purchase 24,150,000 Class A Common Units of the Operating Company. The aggregate net proceeds to the Company after deducting underwriting discounts and commissions and before offering expenses payable by the Company, was $319.7 million.

Concurrent with the IPO, the Company completed a private placement with an affiliate of Lennar Corporation ("Lennar") in which the Operating Company sold 7,142,857 Class A Common Units of the Operating Company at a price per unit equal to the IPO public offering price per share, and the Holding Company sold an equal number of Class B common shares at a price of $0.00633 per share. There were no underwriting fees, discounts or commissions, and aggregate proceeds from the private placement were $100.0 million. The Holding Company used the proceeds from the sale of the Class B common shares to purchase 7,142,857 Class B Common Units of the Operating Company at a price of $0.00633 per unit.

Reverse Share Split

On March 30, 2017, the board of directors of the Holding Company (the "Board") approved, and on March 31, 2017 the Company effected, (i) a 1 for 6.33 reverse share split of issued and outstanding Class A and Class B common shares of the Holding Company, (ii) a 1 for 6.33 reverse unit split of issued and outstanding Class A and Class B Common Units of the Operating Company, and (iii) a 1 for 6.33 reverse unit split of the issued and outstanding Class A and Class B Units of The Shipyard Communities, LLC (the "San Francisco Venture") (the "Reverse Split"). All share, unit, per share, and per unit amounts in the accompanying condensed consolidated financial statements have been restated for all periods presented to give effect to the Reverse Split.

Formation Transactions
On May 2, 2016, the Company completed a series of transactions (the "Formation Transactions") pursuant to a Second Amended and Restated Contribution and Sale Agreement (the "Contribution and Sale Agreement"). The principal organizational elements of these transactions were as follows:
• The Holding Company’s limited liability company agreement was amended and restated to, among other things (i) convert the membership interests previously designated as "Class A Units" into "Class A common shares" with each Class A Unit converted into one Class A common share, (ii) terminate and cancel the membership interests designated as "Class B Units," and (iii) create a second class of shares designated as "Class B common shares." The holders of Class A and Class B common shares are entitled to one vote per share, and the holders of Class B common shares receive distributions per share equal to 0.03% of the per share distributions to the holders of Class A common shares;
• The Operating Company’s limited liability company agreement was amended and restated to, among other things, (i) create two classes of membership interests designated as "Class A Common Units" and "Class B Common Units," (ii) convert all existing membership interests of the Operating Company into Class A Common Units, (iii) reflect the issuance of Class A Common Units per the Contribution and Sale Agreement, (iv) reflect the issuance of Class B Common Units to the Holding Company, and (v) appoint the Holding Company as the operating managing member;

• All noncontrolling interest members of the Company’s consolidated subsidiary Five Point Land, LLC ("FPL" formerly named Newhall Land Development, LLC) contributed to the Operating Company 7,513,807 units of FPL in exchange for 7,513,807 Class A Common Units of the Operating Company;
• The Company acquired 37.5% of the Percentage Interest (as defined in Note 4) in Heritage Fields LLC (the "Great Park Venture"), the entity that is developing Great Park Neighborhoods in Irvine, California, in exchange for 17,749,756 Class A Common Units of the Operating Company;
• The Company acquired all of the Class B units of, and became the managing member of, the San Francisco Venture, the entity that is developing The San Francisco Shipyard and Candlestick Point in San Francisco, California, in exchange for 378,578 Class A Common Units of the Operating Company and other consideration;
• The limited liability company agreement of the San Francisco Venture was amended and restated to provide for the possible future exchange of all of the Class A units of the San Francisco Venture for Class A Common Units in the Operating Company;
• The Company acquired all of the limited partners’ Class A interests in Five Point Communities, LP and all of the stock in its general partner, Five Point Communities Management, Inc. (together, the "Management Company"), the entities which have historically managed the development of Great Park Neighborhoods and Newhall Ranch, in exchange for 798,161 Class A common shares of the Holding Company, 6,549,629 Class A Common Units of the Operating Company, and other consideration;
• Simultaneously with the completion of the Formation Transactions, the Holding Company entered into a tax receivable agreement ("TRA") with investors that hold Class A Common Units of the Operating Company and investors that hold Class A units of the San Francisco Venture. The TRA provides for payment by the Holding Company to such investors or their successors of 85% of the amount of cash savings, if any, in income tax the Holding Company realizes as a result of, (a) increases in tax basis that are attributable to exchanges of Class A units for the Holding Company’s Class A common shares or cash, or certain other taxable acquisitions of equity interests by the Holding Company, (b) allocations that result from the application of the principles of Section 704(c) of the Code and (c) tax benefits related to imputed interest or guaranteed payments deemed to be paid or incurred by us as a result of the TRA agreement; and
• The Holding Company sold 74,320,576 Class B common shares for aggregate consideration of $0.5 million to investors holding Class A Common Units of the Operating Company and holders of Class A units of the San Francisco Venture. Each investor was entitled to purchase one Class B common share for each unit held.

The diagram below presents a simplified depiction of the Company’s organizational structure after completion of the Formation Transactions:

(1)
The Operating Company owns all of the outstanding Class B units of the San Francisco Venture. The Class A units of the San Francisco Venture, which the Operating Company does not own, may be exchanged for Class A Common Units of the Operating Company (see Note 3).

(2)	The Operating Company owns a noncontrolling 37.5% Percentage Interest in the Great Park Venture. However, the Operating Company does not own any Legacy Interest in the Great Park Venture (see Note 4).

(3)
The Operating Company owns all of the outstanding stock and all of the Class A interests in Five Point Communities Management Inc. and Five Point Communities, LP, respectively. The Company does not own any Class B interest in Five Point Communities, LP. Through the Amended and Restated Development Management Agreement (the "A&R DMA"), the Management Company is compensated by the Great Park Venture as its development manager (see Note 10).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company and all subsidiaries in which the Company has a controlling interest and variable interest entities ("VIEs") in which the Company is deemed to be the primary beneficiary. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2016 and 2015 included in the Company’s prospectus dated May 9, 2017, filed with the Securities and Exchange Commission (the "SEC") in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the "Securities Act"), on May 11, 2017. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The accounts and operating results of the consolidated businesses acquired in the Formation Transactions have been included in the accompanying condensed consolidated financial statements from the acquisition date forward.
Use of estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.
Concentration of credit risk—As of March 31, 2017, the Company’s inventories are all located in California. The Company is subject to risks incidental to the ownership, development, and operation of commercial and residential real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, availability of land for development, changes in tax laws, interest rate levels, availability of financing, and potential liability under environmental and other laws.
The Company’s credit risk relates primarily to cash, cash equivalents, restricted cash and certificates of deposit and marketable securities—held to maturity. Cash accounts at each institution are currently insured by the Federal Deposit Insurance Corporation up to $250,000 in the aggregate. At various times during the three months ended March 31, 2017 and 2016, the Company maintained cash account balances in excess of insured amounts. The Company has not experienced any losses to date on its cash, cash equivalents, restricted cash and certificates of deposit, and marketable securities—held to maturity. The Company’s risk management policies define parameters of acceptable market risk and limit exposure to credit risk.
Business Combinations—The Company accounts for businesses it acquires in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. This methodology requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on the fair value estimates as of the date of acquisition. Any excess of the purchase consideration over the net fair value of tangible and identified intangible assets acquired less liabilities assumed is recorded as goodwill. The costs of business acquisitions are expensed as incurred. These costs may include fees for accounting, legal, professional consulting and valuation specialists. Purchase price allocations may be preliminary and, during the measurement period, not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.
Contingent consideration assumed in a business combination is remeasured at fair value each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in results from operations.

The estimated fair value of acquired assets and assumed liabilities requires significant judgments by management and are determined primarily by a discounted cash flow model. The determination of fair value using a discounted cash flow approach also requires discounting the estimated cash flows at a rate that the Company believes a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams.
Noncontrolling interests—The Company presents noncontrolling interests and classifies such interests within capital, but separate from the Company’s Class A and Class B members’ capital when the criteria for permanent equity classification has been met. Noncontrolling interests in the Company represent interests held by former owners of subsidiaries of the Operating Company and the pre-Formation Transactions investors of the Operating Company excluding the Holding Company. Net income or loss of the Operating Company is allocated to noncontrolling interests based on substantive profit sharing arrangements within the operating agreements, or if it is determined that a substantive profit sharing arrangement does not exist, allocation is based on relative ownership percentage of the Operating Company and the noncontrolling interests.
Revenue recognition—Revenues from land sales are recognized when a significant down payment is received, the earnings process is complete, title passes, and the collectability of any receivables is reasonably assured. When the Company has an obligation to complete development on sold property, it utilizes the percentage-of-completion method of accounting to record revenues and earnings. Under percentage-of-completion accounting, revenues and earnings are recognized based upon the ratio of development cost completed to the estimated total cost of the property sold, provided that required sales recognition criteria have been met. Estimated total costs include direct costs to complete development on the sold property in addition to indirect costs and certain cost reimbursement for infrastructure and amenities that benefit the entire project. Significant assumptions used to estimate total costs include engineering and construction estimates for such inputs as unit quantities, unit costs, labor costs, and development timelines. Currently, reimbursements received by the Company are predominantly funded from Community Facilities District ("CFD") bond issuances, however other sources of reimbursements such as state and federal grants and tax increment financing are expected to offset development costs of the Company’s projects. The estimate of proceeds available from reimbursement sources are impacted by home sale absorption and pricing within the CFD and project area, assessed property tax values and market demand for financial instruments such as bonds issued by CFDs. Changes in estimated total cost of the property sold will impact the amount of revenue and profit recognized under percentage-of-completion accounting in the period in which they are determined and future periods. Estimated losses, if any, on sold property are recognized in the period in which such losses are determined.
Residential homesite sale agreements can contain a provision, whereby the Company would receive from builders a portion of the overall profitability of the homebuilding project after the builder has received an agreed-upon return ("profit participation"). If project profitability falls short of the participation thresholds, the Company would receive no additional revenues and has no financial obligation to the builder. Revenues from profit participation are recognized when sufficient evidence exists that the homebuilding project has met the participation thresholds and the Company has collected the profit participation or is reasonably assured of collection. The Company defers revenue on amounts collected in advance of meeting the recognition criteria. Profit participation agreements are evaluated each period to determine the portion earned and any such amounts are included in land sales in the consolidated statements of operations.
The Company records management services revenues over the period in which the services are performed, fees are determinable, and collectability is reasonably assured. The Company records revenues from annual fees ratably over the contract period using the straight-line method. In some of its development management agreements, the Company receives additional compensation equal to the actual general and administrative costs incurred by the Company’s project team. In these circumstances, the Company acts as the principal and records management fee revenues on these reimbursements in the same period that these costs are incurred. Lastly, the Company’s management agreements may contain incentive compensation fee provisions contingent on the performance of its client. The Company recognizes such revenue in the period in which the contingency is resolved and only to the extent other recognition conditions have been met.
Included in operating properties revenues in the consolidated statements of operations are revenues from the Company’s agriculture and energy operations and its golf club operation, Tournament Players Club at Valencia Golf Course.
Impairment of assets—Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment indicators for long-lived inventory assets include, but are not limited to, significant increases in land development costs, significant decreases in the pace and pricing of home sales within the Company’s communities and surrounding areas and political and societal events that may negatively affect the local economy. For operating properties, impairment indicators may include significant increases in operating costs, decreased utilization, and continued net operating losses. If indicators of impairment exist, and the undiscounted cash flows expected to be generated by a long-lived asset are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such long-lived asset to its estimated fair value. The Company generally estimates the fair value of its long-lived assets using a discounted cash flow model or through appraisals of the underlying property or a combination thereof.
The Company’s projected cash flows for each long-lived inventory asset are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development costs, and other factors. For operating properties, the Company’s projected cash flows also include estimates and assumptions about the use and eventual disposition of such properties, including utilization, capital expenditures, operating expenses, and the amount of proceeds to be realized upon eventual disposition of such properties.
In determining these estimates and assumptions, the Company utilizes historical trends from past development projects of the Company in addition to internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics and unemployment rates.
Using all available information, the Company calculates its best estimate of projected cash flows for each asset. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change as market and economic conditions change. The determination of fair value also requires discounting the estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in determining each asset’s fair value generally depends on the asset’s projected life and development stage.
Share-based payments—On May 2, 2016, the Company adopted the Five Point Holdings, LLC 2016 Incentive Award Plan (the "Incentive Award Plan"), under which the Company may grant equity incentive awards to employees, consultants and non-employee directors. Share-based payments are recognized in the statement of operations based on their measurement date fair values. Forfeitures, if any, are accounted for in the period when they occur.
Cash and cash equivalents—Included in cash and cash equivalents are short-term investments that have original maturity dates of three months or less. The carrying amount approximates fair value due to the short-term nature of these investments.
Restricted cash and certificates of deposit—Restricted cash and certificates of deposit consist of cash, cash equivalents, and certificates of deposit held as collateral on open letters of credit related to development obligations or because of other legal obligations of the Company that require the restriction.
Marketable securities—The Company's investments in marketable securities are comprised of debt securities. The Company purchases each investment with the intent and ability to hold the investment until maturity. Investments are carried at amortized cost. Amortization and accretion of premiums and discounts are included in selling, general, and administrative costs and expenses in the accompanying condensed consolidated statements of operations. The Company evaluates securities in unrealized loss positions for evidence of other-than-temporary impairment, considering, among other things, duration, severity, and financial condition of the issuer. No other-than-temporary impairments were identified during either the three months ended March 31, 2017 or 2016.
Properties and equipment—Properties and equipment primarily relate to the Company’s operating properties’ businesses, are recorded at cost. Properties and equipment, other than land, are depreciated over their estimated useful lives using the straight-line method. At the time properties and equipment are disposed of, the asset and related accumulated depreciation, if any, are removed from the accounts, and any resulting gain or loss is credited or charged to earnings. The estimated useful life for land improvements and buildings is 10 to 40 years while the estimated useful life for furniture, fixtures, and equipment is two to 15 years.

Investments in unconsolidated entities—For investments in entities that the Company does not control, but exercises significant influence, the Company uses the equity method of accounting. The Company’s judgment with regard to its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest, its representation in the entity’s governance, its ability to participate in policy-making decisions, and the rights of other investors to participate in the decision-making process to replace the Company as manager or to liquidate the entity. Investments accounted for under the equity method of accounting are recorded at cost and adjusted for the Company’s share in the earnings (losses) of the venture and cash contributions and distributions. Any difference between the carrying amount of the equity method investment on the Company’s balance sheet and the underlying equity in net assets on the entity’s balance sheet results in a basis difference which is adjusted as the related underlying assets are depreciated, amortized, or sold and the liabilities are settled. The Company generally allocates income and loss from unconsolidated entities based on the venture’s distribution priorities, which may be different from its stated ownership percentage.
The Company evaluates the recoverability of its investment in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "temporary" or "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is "other-than-temporary," the Company reduces the investment to its estimated fair value.
Inventories —Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized inventory costs include land, land in which the Company has the rights to receive in accordance with a disposition and development agreement (see Note 3), land development costs, real estate taxes, and interest related to financing development and construction. Land development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as schools, utilities, roads, and bridges; and site costs, such as grading and amenities, to bring the land to a saleable state. Project litigation costs are charged to expense when incurred. Costs that cannot be clearly associated with the acquisition, development, and construction of a real estate project and selling expenses are expensed as incurred. The Company expenses advertising costs as incurred, which were $0.9 million and $0.4 million during the three months ended March 31, 2017 and 2016. Certain public infrastructure project costs incurred by the Company are eligible for reimbursement, typically, from the proceeds of CFD bond debt, state and federal grants or property tax assessments.
A portion of capitalized inventory costs is allocated to individual parcels within a project using the relative sales value method. Under the relative sales value method, each parcel in the project under development is allocated costs in proportion to the estimated overall sales prices of the project such that each parcel to be sold reflects the same gross profit margin. Since this method requires the Company to estimate the expected sales price for the entire project, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.

Intangible Asset—In connection with the Company’s acquisition of the Management Company (see Note 3), the Company acquired an intangible asset related to the contract value of the incentive compensation provisions of the Management Company’s development management agreement with the Great Park Venture. The Company records amortization expense over the contract period based on the pattern in which the Company expects to receive the economic benefits from the incentive compensation.
Receivables —The Company evaluates the carrying value of receivables, which includes receivables from related parties, at each reporting date to determine the need for an allowance for doubtful accounts. As of both March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was not significant.
Fair value measurements—The Company follows guidance for fair value measurements and disclosures that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
In instances where the determination of the fair value measurements is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The carrying amount of the Company's financial instruments, which included cash and cash equivalents, restricted cash and certificates of deposit, marketable securities, related party assets, notes payable, accounts payable and other liabilities, and certain related party liabilities approximated our estimates of fair value at both March 31, 2017 and December 31, 2016. The fair value of the Company’s notes payable (see Note 11) and related party EB-5 reimbursement obligation (see Note 10), are estimated using level 2 inputs, by discounting the expected cash flows based on rates available to the Company as of the measurement date. The carrying amounts of the Company’s other financial instruments approximates the estimated fair value due to their short-term nature.
Other than contingent consideration (see Note 3 and Note 10), the Company had no other assets or liabilities that are required to be remeasured at fair value on a recurring basis at both March 31, 2017 and December 31, 2016.
Offering Costs—Specific costs incurred by the Company that are directly attributable to the IPO are deferred and charged against the gross proceeds of the offering as a reduction of members’ contributed capital. The Company had $2.2 million and $1.0 million in deferred equity offering costs at March 31, 2017 and December 31, 2016, respectively, included in other assets on the consolidated balance sheets.
Income taxes—The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.
The Holding Company has elected to be treated as a corporation for U.S. federal, state, and local tax purposes and determines the provision or benefit for income taxes on an interim basis using an estimate of its annual effective tax rate and the impact of specific events as they occur.
Our estimate of the Holding Company's annual effective tax rate is subject to change based on changes in federal and state tax laws and regulations, the Holding Company's ownership interest in the Operating Company and the Operating Company's ownership in the San Francisco Venture, and our assessment of our deferred tax asset valuation allowance. Cumulative adjustments are made in interim periods in which we identify a change in our estimate of the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with operating loss and tax credit carryforwards and tax planning alternatives are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse effect or beneficial effect on the Holding Company’s income tax provision and net income or loss in the period the determination is made. The Holding Company recognizes interest or penalties related to income tax matters in income tax expense.
Recently issued accounting pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance, including industry-specific revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU No. 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017 for public entities. Further, the application of ASU No. 2014-09 permits the use of either the full retrospective or cumulative effect transition approach. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 using the cumulative effect transition approach. Some of the Company’s land sale contracts include contingent amounts of variable consideration in the form of profit participation with homebuilders. The Company currently defers revenue recognition from profit participation arrangements until the amount becomes fixed and determinable. Under the new guidance we will be required to estimate the amount of variable consideration expected to be received from the homebuilder and may be able to recognize some or all of the amount earlier than we have done so under the current guidance. Revenue recognition under the new standard for real estate sales is largely based on the transfer of control provisions versus continuing involvement guidance. This may result in the Company applying more judgment in both identifying performance obligations and in determining the timing of recognizing revenue. The Company will also be required to provide more robust disclosure on the nature of the Company’s transaction, the economic substance of the arrangement and the judgment involved. The Company continues to evaluate the new standard to determine other possible impacts on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the balance sheet and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for public entities in fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact that the adoption of this ASU will have on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the guidance on the impairment of financial instruments, including most debt instruments, trade receivables and loans. ASU No. 2016-13 adds to U.S. GAAP an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses for instruments measured at amortized cost, resulting in a net presentation of the amount expected to be collected on the financial asset. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2016-13 on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU No. 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amendments add or clarify guidance on eight cash flow issues:
• Debt prepayment or debt extinguishment costs;
• Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing;
• Contingent consideration payments made after a business combination;
• Proceeds from the settlement of insurance claims;
• Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies;
• Distributions received from equity method investees;
• Beneficial interests in securitization transactions; and
• Separately identifiable cash flows and application of the predominance principle.

For public entities, the guidance in ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force) which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. The effective date of the standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be retrospectively adopted. Early adoption is permitted. The Company expects to adopt this guidance on January 1, 2018. After adoption, the Company’s beginning-of-period and end-of-period total amounts shown on the statement of cash flows will include restricted cash and restricted cash equivalents.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which amends the guidance for the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU No. 2017-07 requires entities to report non-service-cost components of net periodic benefit cost outside of income from operations. The amendments are effective for interim and annual periods beginning after December 15, 2017. The adoption of ASU No. 2017-07 is not expected to materially impact the presentation of the Company’s consolidated statement of operations.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The amendments of ASU No. 2017-09 are to be applied prospectively to an award modified on or after the adoption date, consequently the impact will be dependent on whether the Company modifies any of its share-based payment awards and the nature of such modifications.

3.    ACQUISITIONS
On May 2, 2016, the Company completed the Formation Transactions pursuant to the Contribution and Sale Agreement (see Note 1), in which the Company acquired a controlling financial interest in the San Francisco Venture and the Management Company. The acquisitions and the Company’s concurrent investment in the Great Park Venture (see Note 4) transformed the Company into an owner, manager and developer of real estate at three locations. In accordance with ASC 805, the Company has recorded the acquired assets (including identifiable intangible assets) and liabilities at their respective fair values as of the date of the Contribution and Sale Agreement.
The Company was a party to a cost sharing agreement related to the transactions that were consummated through the Contribution and Sale Agreement in which financial advisory, legal, accounting, tax and other consulting services were shared between the Company, the San Francisco Venture, the Great Park Venture and the Management Company. The Management Company acted as the administrative agent for all the parties. Transaction costs of $0.7 million were incurred directly by the Company or allocated to the Company under the cost sharing agreement during the three months ended March 31, 2016, and is included in selling, general, and administrative expense in the accompanying condensed consolidated statement of operations.
The San Francisco Venture
On May 2, 2016, immediately prior to completion of the Formation Transactions, the San Francisco Venture completed a separation transaction (the "Separation Transaction") pursuant to an Amended and Restated Separation and Distribution Agreement ("Separation Agreement") in which the equity interests in a subsidiary of the San Francisco Venture known as CPHP Development, LLC ("CPHP") were distributed directly to the members of the San Francisco Venture: (i) an affiliate of Lennar and (ii) an affiliate of Castlelake, LP ("Castlelake"). The principal terms of the Separation Agreement included the following:

• CPHP was transferred certain acres of land where homes were being built, as well as all responsibility for current and future residential construction on the land;
• Once a final subdivision map is recorded, title to a parking structure parcel at Candlestick Point ("CP Parking Parcel") will be conveyed to CPHP and CPHP will assume the obligation to construct the parking structure and certain other improvements at Candlestick Point;
• CPHP was transferred the membership interest in Candlestick Retail Member, LLC, ("Mall Venture Member"), the entity that has entered into a joint venture ("Mall Venture") with CAM Candlestick LLC (the "Macerich Member") to build a fashion outlet retail shopping center ("Retail Project") above and adjacent to the parking structure that CPHP is to construct on the CP Parking Parcel;
• Once a final subdivision map is recorded, the San Francisco Venture will convey to the Mall Venture the property on which the Retail Project will be built (the "Retail Project Property"); and
• CPHP assumed all of the vertical construction loans and EB-5 loan liabilities of the San Francisco Venture, subject to a reimbursement agreement for the portion of the EB-5 loans that were used to fund development of the portion of The San Francisco Shipyard and Candlestick Point that was not transferred to CPHP.
Concurrent with and pursuant to the terms and conditions of the Contribution and Sale Agreement, the limited liability company agreement of the San Francisco Venture was amended and restated to reflect among other things (1) the conversion of the existing members’ interest into Class A units of the San Francisco Venture that are redeemable, at the holder’s option, subject to certain conditions, for Class A Common Units of the Operating Company, (2) the creation of Class B units of the San Francisco Venture and (3) the appointment of the Operating Company as the manager of the San Francisco Venture. In exchange for 378,578 of its Class A Common Units, the Operating Company acquired 378,578 Class A units of the San Francisco Venture that automatically converted into an equal number of Class B units of the San Francisco Venture. As the holder of all the outstanding Class B units of the San Francisco Venture, the Operating Company owns interests that entitle it to receive 99% of all distributions from the San Francisco Venture after the holders of Class A units of the San Francisco Venture have received distributions equivalent to the distributions, if any, paid on the Class A Common Units of the Operating Company. The Company has a controlling financial interest and consolidates the accounts of the San Francisco Venture and reports noncontrolling interest attributed to the outstanding Class A units of the San Francisco Venture.
The equity issued for the San Francisco Venture consisted of the following (in thousands, except unit and per unit amounts):

Class A Common Units in the Operating Company	378,578
Class A units at the San Francisco Venture exchangeable for Class A Common Units in the Operating Company	37,479,205
Total units issued/issuable in consideration	37,857,783
Estimated fair value per Class A Common Unit of the Operating Company	$23.61
Total equity consideration	$893,856
Add: contingent consideration	64,870
Less: capital commitment from seller	(120,000)
Total consideration issued for the San Francisco Venture	$838,726

The estimated fair value per Class A Common Unit of the Operating Company was determined using a discounted cash flow method projected for the Operating Company to determine a per unit enterprise value as of the acquisition date. As the Class A units of the San Francisco Venture are exchangeable on a one-for-one basis for Class A Common Units of the Operating Company, it was determined that the unit value of a Class A unit of the San Francisco Venture is substantially equal to the unit value of a Class A Common Unit of the Operating Company. The fair value of the noncontrolling interest represented by the Class A units of the San Francisco Venture held by affiliates of Lennar and Castlelake is calculated as the product of the unit value of the Class A units of the San Francisco Venture and the number of Class A units of the San Francisco Venture outstanding and redeemable for Class A Common Units of the Operating Company.

Contingent consideration consists of the San Francisco Venture’s obligation (through a subsidiary) to convey the Retail Project Property to the Mall Venture and the CP Parking Parcel to CPHP. The Retail Project Property is to be conveyed pursuant to a development and acquisition agreement, dated November 13, 2014, between the Mall Venture and the San Francisco Venture’s subsidiary (the "Mall DAA"). The former owners of the San Francisco Venture retained the rights to 49.9% of the equity ownership in the Mall Venture through the Separation Agreement; therefore, the conveyance of the Retail Project Property to the Mall Venture represents additional consideration to the former owners, contingent upon the San Francisco Venture obtaining the appropriate governmental approvals required to subdivide and convey the Retail Project Property.
In connection with the Separation Transaction, the former owners agreed to make an aggregate capital commitment to the San Francisco Venture of $120 million, payable to the San Francisco Venture in four equal installments, with the first installment paid on May 2, 2016 and the second, third and fourth installments payable within 90, 180 and 270 days thereafter. The second and third installments were paid and received by the San Francisco Venture on August 5, 2016 and November 3, 2016, respectively, and the fourth installment was received on February 2, 2017. The $120 million capital commitment from the selling members was determined to be an adjustment to purchase consideration since the amount is a cash inflow to the Company from the former owners of the San Francisco Venture in relation to the acquisition, thereby reducing the fair value of the consideration.
The estimated preliminary fair value of the assets acquired and liabilities assumed, as well as the fair value of the noncontrolling interest in the San Francisco Venture as of the acquisition date, is as follows (in thousands):

Assets acquired:
Inventories	$1,038,154
Other assets	827
Liabilities assumed:
Macerich Note	(65,130)
Accounts payable	(17,715)
Related party liabilities	(117,410)
Net assets acquired	$838,726
Adjustment to equity consideration, net (see table above)	55,130
$893,856
Noncontrolling interest in the San Francisco Venture	$884,917

Inventories consist of land held for development and the right to receive land from the Office of Community Investment and Infrastructure, the Successor to the Redevelopment Agency of the City and County of San Francisco (the "San Francisco Agency") in accordance with a disposition and development agreement between the San Francisco Venture’s subsidiary and the San Francisco Agency.
Accounts payable consists of payables related to normal business operations. Related party liabilities consist of (i) $102.7 million in EB-5 loan reimbursements to CPHP or its subsidiaries, pursuant to reimbursement agreements that the San Francisco Venture entered into as of May 2, 2016 to reimburse CPHP or its subsidiaries for the proceeds of the EB-5 loans that were used to fund development of the portion of The San Francisco Shipyard and Candlestick Point that were not transferred to CPHP; and (ii) $14.6 million closing cash adjustment payable to CPHP (see Note 10). The Macerich Note is a $65.1 million loan from an affiliate of the Macerich Member that will be extinguished upon contribution of land currently held by the San Francisco Venture to the Mall Venture (see Note 11).
Management Company
The Management Company was formed in 2009 as a joint venture between Emile Haddad and an affiliate of Lennar. Since being formed, the Management Company has been engaged by the Company as an independent contractor to supervise the day-to-day affairs of the Company and the assets of its subsidiaries. The Company awarded the Management Company a 2.48% ownership interest in the Company’s subsidiary FPL in connection with its engagement as development manager as well as a seat on the Company’s Board of Managers prior to the Formation Transactions. The Management Company has also acted as development manager for the Great Park Venture, under the terms of the development management agreement. Prior to the Formation Transactions, the Management

Company also held an ownership interest in the Great Park Venture through an investment in a joint venture with an affiliate of Castlelake ("FPC-HF Venture I"). In 2014, the Management Company sold the rights to 12.5% of all incentive compensation under the development management agreement to FPC-HF Venture I in exchange for its ownership interest in FPC-HF Venture I. Concurrent with and pursuant to the terms and conditions of the Contribution and Sale Agreement, the Management Company amended and restated its limited partnership agreement. Among other things, the principal organizational changes that occurred were as follows:
• Distribution of the Management Company’s ownership interest in FPC-HF Venture I (see Note 4), to its selling shareholders, Emile Haddad and an affiliate of Lennar;

• The partnership interests were converted into two classes of partnership interests, designated as Class A interests and Class B interests. Holders of the Management Company’s Class B interests are entitled to receive distributions from the Management Company equal to the amount of any incentive compensation payments the Management Company receives under the A&R DMA characterized as "Legacy Incentive Compensation." Holders of Class A interests are entitled to all other distributions; and
• Admission of FPC-HF Venture I as a 12.5% holder of the Management Company’s Class B interests in exchange for FPC-HF Venture I’s contribution of its right to 12.5% of the Legacy Incentive Compensation, as defined and discussed in Note 10.
By acquiring all of the stock of Five Point Communities Management, Inc. and all of the Class A interests of Five Point Communities, LP, the Company obtained a controlling financial interest in the Management Company and is able to direct all business decisions of the Management Company.
The equity issued for the Management Company, consisted of the following (in thousands, except unit/share and per unit amounts):

Class A common shares of the Company	798,161
Class A Common Units of the Operating Company	6,549,629
Total units/shares issued in consideration	7,347,790
Estimated fair value per Class A Common Unit of the Operating Company and Class A common share of the Company	$23.61
Total equity consideration	$173,488
Add: available cash distribution	450
Total consideration issued for the Management Company	$173,938

A Class A common share of the Company and a Class A Common Unit of the Operating Company issued as consideration were each valued at $23.61.
The estimated total purchase price was preliminarily allocated to Management Company’s assets and liabilities based upon fair values as determined by the Company, as follows (in thousands):

Assets acquired:
Investment in FPL	$70,000
Intangible asset	129,705
Cash	3,664
Legacy Incentive Compensation receivable from related party	56,232
Related party receivables	5,282
Prepaid expenses and other current assets	328
Liabilities assumed:
Other liabilities	(2,397)
Related party liabilities	(81,996)
Accrued employee benefits	(6,880)
Net assets acquired	$173,938

The intangible asset is a contract asset resulting from the incentive compensation provisions of the A&R DMA. The A&R DMA has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew for three additional years and then two additional years. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received. The investment in FPL, which was stepped up to fair value, will eliminate in consolidation as FPL is a consolidated subsidiary of the Company. Related party liabilities are comprised of the Class B distribution rights held by Emile Haddad, an affiliate of Lennar and FPC-HF Venture I. The Class B interests were determined to not be a substantive form of equity because the interests only entitle the holders to the Legacy Incentive Compensation payments, and does not expose the holders to the net assets or residual interest of Management Company. Class B distributions will be made when the Management Company receives Legacy Incentive Compensation payments under the A&R DMA. As of March 31, 2017, the Management Company had received $58.3 million of the Legacy Incentive Compensation and made distributions in the same amount to the holders of Class B interests. Related party liabilities also includes an obligation to the Operating Company for $14.1 million representing 12.5% of the Non-Legacy Incentive Compensation under the A&R DMA that the Management Company previously sold to FPC-HF Venture I and that the Operating Company acquired from FPC-HF Venture I in connection with the Contribution and Sale Agreement (see Note 10). This obligation and the Operating Company’s acquired asset are eliminated in the accompanying condensed consolidated balance sheet as of March 31, 2017.
The Company recorded revenue and losses for the three months ended March 31, 2017 of $89.3 million and $0.1 million, respectively, related to the acquisitions of the Management Company and the San Francisco Venture.
Pro Forma Information
The pro forma financial information presents combined results of operations for the three months ended March 31, 2016, as if the Management Company and the San Francisco Venture had been acquired as of the beginning of fiscal year 2015. Nonrecurring pro forma adjustments directly attributable to the business combination include transaction costs of $0.9 million. These costs were excluded from the pro forma earnings for the three month period ended March 31, 2016. The pro forma data presented below is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business. The pro forma revenue and net loss for the three months ended March 31, 2016 are as follows (in thousands):

Pro forma revenues	$8,932
Pro forma net loss	$(15,737)

4.    INVESTMENT IN UNCONSOLIDATED ENTITY
Great Park Venture
On May 2, 2016, concurrent with and pursuant to the terms and conditions of the Contribution and Sale Agreement, the Great Park Venture amended and restated its limited liability company agreement. The main organizational change that occurred was the split of the previous interests in Great Park Venture into two classes of interests—"Percentage Interests" and "Legacy Interests." The pre-Formation Transaction owners of Great Park Venture retained the Legacy Interests, which entitle them to receive priority distributions in an aggregate amount equal to $476 million and up to an additional $89 million from subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions. Pursuant to the Contribution and Sale Agreement, the Operating Company acquired 37.5% of the Percentage Interests in exchange for issuing 17,749,756 Class A Common Units in the Operating Company to an affiliate of Lennar and to FPC-HF Venture I. Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use, master planned community located in Orange County, California. The Company, through its acquisition of the Management Company, has been engaged to manage the planning, development and sale of the Great Park Neighborhoods and supervise the day-to-day affairs of the Great Park Venture.

The cost of the Company’s investment in the Great Park Venture was $114.2 million higher than the Company’s underlying equity in the carrying value of net assets of the Great Park Venture (basis difference). The basis difference at March 31, 2017 was $138.9 million. The Company’s earnings from the equity method investment are adjusted by amortization and accretion of the basis differences as the assets and liabilities that gave rise to the basis difference are sold, settled or amortized.
The following table summarizes the statement of operations of the Great Park Venture for three months ended March 31, 2017 (in thousands):

Land sale revenues	$4,673
Cost of land sales	(2,553)
Other costs and expenses	(7,208)
Net loss of Great Park Venture	$(5,088)
The Company’s share of net loss	$(1,908)
Basis difference accretion	(968)
Equity in loss from Great Park Venture	$(2,876)

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of March 31, 2017 (in thousands):

Inventories	$1,148,545
Cash and cash equivalents	251,473
Receivable and other assets	28,556
Total assets	$1,428,574
Accounts payable and other liabilities	$127,707
Redeemable Legacy Interests	565,000
Capital (Percentage Interest)	735,867
Total liabilities and capital	$1,428,574
The Company's share of capital in Great Park Venture	$275,950
Unamortized basis difference	138,906
The Company’s investment in the Great Park Venture	$414,856

5.    NONCONTROLLING INTERESTS
As of March 31, 2017, the Holding Company owned approximately 50.8% of the outstanding Class A Common Units of the Operating Company, 100% of the outstanding Class B Common Units, and was the sole operating managing member of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries, and records a noncontrolling interest for the remaining 49.2% of the outstanding Class A Common Units of the Operating Company.
After a 12 month holding period, holders of Class A Common Units of the Operating Company may exchange their units for, at the Company’s option, either (i) Class A common shares on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or (ii) cash in an amount equal to the market value of such shares at the time of exchange. Whether such units are acquired by the Company in exchange for Class A common shares or for cash, if the holder also owns Class B common shares, then an equal number of that holder’s Class B common shares will automatically convert into our Class A common shares, at a ratio of 0.0003 Class A common shares for each Class B common share.

The San Francisco Venture has two classes of units—Class A units and Class B units. The Operating Company owns all of the outstanding Class B units of the San Francisco Venture. All of the outstanding Class A units are owned by affiliates of Lennar and affiliates of Castlelake. The Class A units of the San Francisco Venture are intended to be substantially economically equivalent to the Class A Common Units of the Operating Company. The Class A units of the San Francisco Venture represent noncontrolling interests to the Operating Company.
Holders of Class A units of the San Francisco Venture can redeem their units at any time and receive Class A Common Units of the Operating Company on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events). If a holder requests a redemption of Class A units that would result in the Holding Company’s ownership of the Operating Company falling below 50.1%, the Holding Company has the option of satisfying the redemption with Class A common shares instead. The Company also has the option, at any time, to acquire outstanding Class A units of the San Francisco Venture in exchange for Class A Common Units of the Operating Company. The 12 month holding period for any Class A Common Units of the Operating Company issued in exchange for Class A units of the San Francisco Venture is calculated by including the period that such Class A units of the San Francisco Venture were owned.
Net (loss) income attributable to the noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in the Company held by the noncontrolling interests. The Company allocates (loss) income to noncontrolling interests based on the substantive profit sharing provisions of the applicable operating agreements.
With each exchange of Class A Common Units of the Operating Company for Class A common shares, the Holding Company's percentage ownership interest in the Operating Company and its share of the Operating Company’s cash distributions and profits and losses will increase (See Note 6). Additionally, other issuances of common shares of the Holding Company or common units of the Operating Company results in changes to the noncontrolling interest percentage as well as the total net assets of the Company. As a result, all equity transactions result in an allocation between equity and the noncontrolling interest in the Company’s consolidated balance sheets and statements of capital to account for the changes in the noncontrolling interest ownership percentage as well as the change in total net assets of the Company.
During the three months ended March 31, 2017, the Holding Company increased its ownership interest in the Operating Company as a result of equity transactions related to the Company's share based compensation plan. The carrying amount of the Company's noncontrolling interest has been adjusted by $3.9 million to reflect this change in ownership interests. There was no change in the Holding Company's ownership interest in the Operating Company during the three months ended March 31, 2016.

6.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the TRA related obligation, which was $201.8 million at both March 31, 2017 and December 31, 2016. The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, Five Point Communities, LP and FPL, all of which have also been determined to be VIEs.
The San Francisco Venture is a VIE as the limited partners (or functional equivalent) of the venture, individually or as a group, are not able to exercise kick-out rights or substantive participating rights. The Company applied the variable interest model and determined that it is the primary beneficiary of the San Francisco Venture and, accordingly, the San Francisco Venture is consolidated in its results. In making that determination, the Company evaluated that the Operating Company has unilateral and unconditional power to make decisions in regards to the activities that significantly impact the economics of the VIE, which are the development of properties, marketing and sale of properties, acquisition of land and other real estate properties and obtaining land ownership or ground lease for the underlying properties to be developed. The Company is determined to have more-than-insignificant economic benefit from the San Francisco Venture because the Operating Company can prevent or cause the San

Francisco Venture from making distributions on its units, and the Operating Company would receive 99% of any such distributions (assuming no distributions had been paid on the Class A Common Units of the Operating Company). In addition, the San Francisco Venture is only allowed to make a capital call on the Operating Company and not any other interest holders, which could be a significant financial risk to the Operating Company.
As of March 31, 2017, the San Francisco Venture had total combined assets of $1,055.7 million, primarily comprised of $1,022.2 million of inventories, $0.1 million in related party assets and $31.6 million in cash and total combined liabilities of $257.4 million including $177.9 million in related party liabilities and $65.1 million in notes payable.
As of December 31, 2016, the San Francisco Venture had total combined assets of $1,134.2 million, primarily comprised of $1,080.1 million of inventories, $30.1 million in related party assets and $22.1 million in cash and total combined liabilities of $250.4 million including $167.6 million in related party liabilities and $65.1 million in notes payable.
Those assets are owned by, and those liabilities are obligations of, the San Francisco Venture, not the Company. The San Francisco Venture is not a guarantor of the Company’s obligations, and the assets held by the San Francisco Venture may only be used as collateral for the San Francisco Venture’s debt. The creditors of the San Francisco Venture do not have recourse to the assets of the Operating Company, as the VIE’s primary beneficiary, or of the Holding Company.
The Company and other partners do not generally have an obligation to make capital contributions to the San Francisco Venture. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the San Francisco Venture. The Company did not guarantee any debt of the San Francisco Venture.
Five Point Communities, LP and FPL are VIEs as in each case the limited partners (or functional equivalent) have disproportionately fewer voting rights and substantially all of the activities of the entities are conducted on behalf of the limited partners and their related parties. The Operating Company, or a wholly owned subsidiary of the Operating Company, is the primary beneficiary of Five Point Communities, LP and FPL.
As of March 31, 2017, Five Point Communities, LP and FPL have combined assets of $461.7 million primarily comprised of $286.5 million of inventories, $127.6 million of intangibles, $5.7 million in related party assets and $3.4 million in cash and total combined liabilities of $79.9 million including $65.1 million in accounts payable and other liabilities and $10.4 million in related party liabilities.
As of December 31, 2016, Five Point Communities, LP and FPL have combined assets of $520.6 million primarily comprised of $280.4 million of inventories, $127.6 million of intangibles, $51.0 million in related party assets and $22.6 million in cash and total combined liabilities of $138.5 million including $80.6 million in accounts payable and other liabilities and $53.6 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the three months ended March 31, 2017 and 2016, respectively, there were no VIEs that were deconsolidated.

7.     PROPERTIES AND EQUIPMENT— NET

Properties and equipment as of March 31, 2017 and December 31, 2016, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Agriculture operating properties and equipment	$29,636	$29,636
Golf club operating properties	5,611	5,611
Other	4,997	5,002
Total properties and equipment	40,244	40,249
Accumulated depreciation	(6,110)	(5,840)
Properties and equipment—net	$34,134	$34,409

Depreciation expense was $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

8.    INTANGIBLE ASSET—RELATED PARTY

In connection with the Company’s acquisition of the Management Company (see Note 3), the Company acquired an intangible asset related to the contract value of the incentive compensation provisions of the Management Company’s development management agreement with the Great Park Venture. The carrying amount and accumulated amortization of the intangible asset as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(2,112)	(2,112)
Net book value	$127,593	$127,593

No amortization expense was recorded for the three months ended March 31, 2017.

9.    MARKETABLE SECURITIES—HELD TO MATURITY

The Company's investments in marketable securities is comprised of debt securities that are carried at amortized cost and are classified as "held to maturity" as the Company purchases the investments with the intent and ability to hold each investment until maturity. The cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity, using the effective interest method or a method that approximates the effective interest method. Amortization and accretion is included in selling, general, and administrative costs and expenses in the accompanying condensed consolidated statements of operations.

At March 31, 2017, investments in debt securities classified as held to maturity, all of which mature in less than 12 months, were as follows (in thousands):

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value (Level 1)
Security type:
Corporate debt securities	$25,557	$—	$(34)	$25,523
Commercial paper	19,958	—	—	19,958
	$45,515	$—	$(34)	$45,481

At December 31, 2016, investments in debt securities classified as held to maturity were as follows (in thousands):

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value (Level 1)
Security type:
Corporate debt securities	$20,577	$—	$(52)	$20,525

At both March 31, 2017 and December 31, 2016, no debt securities had been in a continuous unrealized loss position for 12 months or longer.

10.     RELATED PARTY TRANSACTIONS

Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Assets:
Capital commitment from seller	$—	$30,000
Legacy Incentive Compensation receivable	—	43,101
Transition services agreement	—	1,356
Builder fees and other	5,795	7,954
	$5,795	$82,411
Liabilities:
EB-5 loan reimbursements	$102,692	$102,692
Contingent consideration—Mall Venture project property	64,870	64,870
Deferred land sale revenue	10,378	—
Payable to holders of Management Company’s Class B interests	9,000	52,102
Other	1,555	1,493
	$188,495	$221,157

Capital Commitment from Seller
In connection with the Separation Transaction, the selling shareholders of the San Francisco Venture, affiliates of Lennar and Castlelake, made a capital commitment of $120 million, payable to the San Francisco Venture in four equal installments, with the first installment paid on May 2, 2016 and the second, third and final installments payable within 90, 180 and 270 days thereafter. The final installment of $30 million was received in February 2017.
Development Management Agreement with the Great Park Venture (Legacy Incentive Compensation Receivable)
In 2010, the Great Park Venture, the Company’s equity method investee through the Formation Transactions, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The compensation structure now in place as per the A&R DMA consists of a base fee and incentive compensation. The base fee consists of a fixed annual fee and a variable fee equal to general and administrative costs incurred by the Management Company on behalf of the Great Park Venture. Incentive compensation is characterized as "Legacy Incentive Compensation" and "Non-Legacy Incentive Compensation." The Legacy Incentive Compensation consists of the following: (i) $15.2 million, which was received by the Management Company on May 2, 2016; (ii) $43.1 million received by the Management Company on January 3, 2017; and (iii) a maximum of $9 million of incentive compensation payments attributed to contingent payments made under a cash flow participation agreement the Great Park Venture is a party to. Generally, the Non-Legacy Incentive Compensation is 9% of distributions made by the Great Park Venture, as defined in the A&R DMA, excluding the distributions to the holders of Legacy Interests of $565 million (see Note 4). Due to the contingencies associated with the portion of the Legacy Incentive Compensation (maximum of $9 million) that has not been received and the Non-Legacy Incentive Compensation, no receivable was recognized at the acquisition date for these components and instead an intangible asset at fair value, was recognized at the acquisition date (see Note 3). For the three months ended March 31, 2017, the Company recognized revenue from management services of $4.1 million included in management services—related party in the accompanying condensed consolidated statement of operations related to all management fees under the A&R DMA.
EB-5 Loan Reimbursements
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse CPHP or its subsidiaries for a portion of the EB-5 loan liabilities and related interest that were assumed by CPHP or its subsidiaries pursuant to the Separation Agreement. As of March 31, 2017, the balance of the payable to CPHP or its subsidiaries was $102.7 million. Interest is paid monthly and totaled $1.1 million for the three months ended March 31, 2017, and is capitalized into inventories as interest on development and construction costs. The weighted average interest rate as of March 31, 2017 was 4.1%. Principal payments of $39.4 million and $63.3 million are due in 2019 and 2020, respectively.
Contingent Consideration to Class A Members of the San Francisco Venture
Under the terms of the Separation Agreement, the San Francisco Venture retained the obligation under the Mall DAA to subdivide and convey the Retail Project Property to the Mall Venture and the former owners of the San Francisco Venture retained the rights to 49.9% of the equity ownership in the Mall Venture. The obligation to convey the Retail Project Property to the Mall Venture represents additional consideration as the conveyance of the Retail Project Property provides direct benefit to the former owners. After conveyance of the Retail Project Property to the Mall Venture and the CP Parking Parcel to CPHP, the contingent consideration liability and the Macerich Note (see Note 11) will be derecognized when the Company determines it no longer has a continuing involvement in the conveyed parcels.
Contingent consideration is carried at fair value and is remeasured on a recurring basis. The Company uses level 3 inputs to measure the estimated fair value of the contingent consideration arrangement based on the expected cash flows considering the use of the underlying property subject to the arrangement. The estimated cash flows are affected by estimates and assumptions related to development costs, retail rents, occupancy rates and continuing operating expenses.

Payables to Holders of Management Company’s Class B Interests
Holders of the Management Company’s Class B interests (an affiliate of Lennar, Emile Haddad, and FPC-HF Venture I) are entitled to receive all distributions from the Management Company that are attributable to any Legacy Incentive Compensation received by the Management Company. The Management Company made a $43.1 million payment to the holders of Class B interests of the Management Company in January 2017 in connection with the Management Company’s January 2017 collection of Legacy Incentive Compensation in the same amount.
Separation Agreement—Closing Cash Adjustment
The Separation Agreement contains a provision for a final accounting to be performed subsequent to closing in which certain expenditures incurred by the San Francisco Venture prior to the closing are allocated between CPHP and the San Francisco Venture. Per the terms of the closing cash adjustment provision, the Company recorded a related party liability for the closing cash adjustment on May 2, 2016 and paid the full obligation of $14.6 million to CPHP in July 2016.
Transition Services Agreement
The Operating Company has engaged a subsidiary of Lennar to provide certain services, support, and resources to the Company under a Transition Services Agreement ("TSA"). The services include the following: (i) secondment of certain Lennar subsidiary employees to the Company from May 2, 2016 to July 1, 2016; (ii) licensing the use of certain office space; and (iii) transition services including accounting, payroll, finance, treasury, tax, employee benefits, human resources, and information technology support. The fees charged by subsidiaries of Lennar for transition services approximate the costs incurred by Lennar and its subsidiaries in providing such services and may be revised accordingly. The TSA will terminate on May 2, 2018 unless extended by written mutual agreement. For the three months ended March 31, 2017, the Company incurred $0.4 million in costs for office space licensing and transition services. As of March 31, 2017 and December 31, 2016, the Company had a related party payable of $0.1 million and a related party receivable of $1.4 million, respectively, related to the various components of the TSA.

San Francisco Bay Area Development Management Agreements
The Company has entered into development management agreements with affiliates of Lennar and Castlelake in which the Company will provide certain development management services to various real estate development projects located in the San Francisco Bay area. The agreements generally consist of a fixed management fee and in some cases a variable fee equal to general and administrative costs incurred by the Company. For the three months ended March 31, 2017, the Company recognized revenue from management services of $1.4 million included in management services—related party in the accompanying condensed consolidated statement of operations related to management fees under the San Francisco Bay area development management agreements.
Candlestick Point Purchase and Sale Agreements
The San Francisco Venture has entered into purchase and sale agreements with an affiliate of Lennar and Castlelake to sell 3.6 acres of land including one agreement for land where up to 390 for-sale homesites are planned to be built and one agreement for land that includes additional airspace parcels above the planned Retail Project where up to 334 multi-family homesites are planned to be built. The Company is required to complete certain conditions prior to the close of escrow of the sale of the airspace parcels above the planned Retail Project, including recording the subdivision of the land and airspace parcels into separate legal parcels. The San Francisco Venture closed escrow on the first of these two sales in January 2017 resulting in gross proceeds of $91.4 million. As of March 31, 2017, the Company has deferred $10.4 million of revenue on this sale that will be recognized as the Company completes certain infrastructure improvements.

Entitlement Transfer Agreement
In December 2016, the San Francisco Venture entered into an agreement with an affiliate of Lennar and Castlelake pursuant to which an affiliate of Lennar and Castlelake agreed to transfer to the San Francisco Venture entitlements for the right to construct (1) at least 172 homesites (or, if greater, the number of entitled homesites that are not developed or to be developed by or on behalf of the San Francisco Agency or by residential developers on the land transferred to CPHP) and (2) at least 70,000 square feet of retail space (or, if greater, the amount of entitled retail space that is not developed or to be developed by or on behalf of the San Francisco Agency or by commercial developers on the land transferred to CPHP) for use in the development of other portions of The San Francisco Shipyard and Candlestick Point.
Builder Fees
In the normal course of business, the Company enters into purchase and sale agreements with related parties. The Company is a party to such purchase and sale agreements in which the related party homebuilder is obligated to pay the Company certain fees when obtaining a building permit. In some cases, the fees are passed through to local school districts or other government agencies or, in other cases, when the Company has previously satisfied the obligation directly with the local school district or other government agency, the fees are retained by the Company.
Development Management Agreement between FPL and the Management Company
The Company previously engaged the Management Company as an exclusive independent contractor to generally supervise the day-to-day affairs of the Company and the assets of its subsidiaries. The initial term of the management agreement commenced on July 31, 2009, and was for five years, with an option for two renewal terms of three years each. The Company elected to exercise the first renewal option in 2014. The development management fee was $5.0 million per annum in each renewal term, subject to annual increases determined by a consumer price index. The management agreement was terminated on May 2, 2016 when the Company acquired the Management Company. For the three months ended March 31, 2016, development management fees were $1.3 million.

11.    NOTES PAYABLE

At March 31, 2017 and December 31, 2016, notes payable consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Macerich Note	$65,130	$65,130
Settlement Note, net of unamortized discount of $612 in 2017 and $743 in 2016	4,388	4,257
	$69,518	$69,387

On November 13, 2014, in connection with entering into the Mall Venture and Mall DAA, a wholly-owned subsidiary of the San Francisco Venture issued a promissory note (the "Macerich Note") to an affiliate of the Macerich Member in the amount of $65.1 million, bearing interest at 360-day LIBOR plus 2.0% (3.79% at March 31, 2017). Upon completion of certain conditions of the Mall DAA, including the conveyance of the Retail Project Property to the Mall Venture, the Macerich Member, in several steps, will cause the Macerich Note to be distributed to the Company, resulting in the extinguishment of the Macerich Note. The Macerich Note is only due and payable in the event of a termination of the Mall DAA. In the event of such termination, the Company would be required to repay the outstanding principal and unpaid accrued interest within 30 days, as well as specified other costs incurred by the Mall Venture. At the acquisition date of May 2, 2016, the Company recorded the Macerich Note at its fair value. The Company currently does not accrue interest on the Macerich Note as it deems the possibility of repayment remote.
The settlement note represents the settlement of an April 2011 third party dispute related to a prior land acquisition in which the Company issued a $12.5 million non-interest-bearing promissory note. At issuance, the Company recorded a discount on the face value of the promissory note at an imputed interest rate of approximately 12.8%. Amortization expense of this discount is capitalized to the Company’s inventory each period. During the three months ended March 31, 2017 and 2016, the Company capitalized amortization expense of $0.1 million and $0.3 million, respectively. The Company made a $5.0 million principal payment in April 2016 and as of March 31, 2017, the settlement note has one remaining principal paydown of $5.0 million due April 2018. The settlement note is secured by certain real estate assets of the Company with a carrying value of approximately $24.5 million and $24.3 million, at March 31, 2017 and December 31, 2016, respectively.

12.    TAX RECEIVABLE AGREEMENT
Simultaneous with, but separate and apart from the Formation Transactions on May 2, 2016, the Company entered into a TRA with all of the holders of Class A Common Units of the Operating Company and all the holders of Class A Units of the San Francisco Venture (as parties to the TRA, the "TRA Parties"). The TRA provides for payment by the Company to the TRA Parties or their successors of 85% of the amount of cash savings, if any, in income tax the Company realizes as a result of:
(a) Increases in the Company’s tax basis attributable to exchanges of Class A Common Units of the Operating Company for Class A common shares of the Company or cash or certain other taxable acquisitions of equity interests by the Operating Company.
After a 12 month holding period, holders of Class A Common Units of the Operating Company will be able to exchange their units for, at our option, either Class A common shares on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or cash in an amount equal to the market value of such shares at the time of exchange. The Company expects that basis adjustments resulting from these transactions, if they occur, are likely to reduce the amount of income tax the Company would otherwise be required to pay in the future.
(b) Allocations that result from the application of the principles of Section 704(c) of the Internal Revenue Code of 1986, as amended (the "Code")
Section 704(c) of the Code, and the U.S. Treasury regulations promulgated thereunder, require that items of income, gain, loss and deduction that are attributable to the Operating Company’s directly and indirectly held property, including property contributed to the Operating Company pursuant to the Formation Transactions and the property held by the Operating Company prior to the Formation Transactions, must be allocated among the members of the Operating Company to take into account the difference between the fair market value and the adjusted tax basis of such assets on May 2, 2016. As a result, the Operating Company will be required to make certain special allocations of its items of income, gain, loss and deduction that are attributable to such assets. These allocations, like the increases in tax basis described above, are likely to reduce the amount of income tax the Company would otherwise be required to pay in the future.
(c) Tax benefits related to imputed interest or guaranteed payments deemed to be paid or incurred by the Company as a result of the TRA.
At each of March 31, 2017 and December 31, 2016, the Company’s condensed consolidated balance sheets include a $201.8 million liability for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) of the Code to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s direct or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record additional TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Furthermore, the Company may record additional liabilities under the TRA if and when TRA Parties exchange Class A Common Units of the Operating Company for the Company’s Class A common shares. One such exchange occurred in connection with the Formation Transactions. Changes in our estimates of the utilization of the Company’s deferred tax attributes and tax rates in effect may also result in subsequent changes to the amount of TRA liabilities recorded.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made and no events occurred that resulted in an adjustment to the TRA obligation during the three months ended March 31, 2017.

13.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development, and sale of real estate, which the Company does in the routine conduct of its business.

Operating Leases
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. The Company also leases portions of its land to third parties for agricultural operations. As of March 31, 2017, minimum lease payments to be made under operating leases with initial terms in excess of one year and minimum lease payments to be received under noncancelable leases are as follows (in thousands):

	Rental Payments	Rental Receipts
Remainder of 2017	$2,244	$1,142
2018	3,059	840
2019	2,990	580
2020	2,096	491
2021	1,884	—
Thereafter	—	—
	$12,273	$3,053

Rent expense for the three months ended March 31, 2017 and 2016, was $0.6 million and $0.2 million, respectively.
Water Purchase Agreement
The Company is subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for the Company’s exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term. At March 31, 2017, the aggregate annual minimum payments remaining under the initial term total $37.5 million. During the three months ended March 31, 2017, the Company made a payment of $1.2 million and does not expect to make any additional payments for the remainder of 2017. The annual minimum payments for years 2018 to 2021 are $1.2 million, $1.2 million, $1.3 million, and $1.3 million, respectively.
Newhall Ranch Infrastructure Project
In January 2012, the Company entered into an agreement with Los Angeles County, in which the Company will finance up to a maximum of $45.8 million for the construction costs of an interchange project that Los Angeles County is administering. The interchange project is a critical infrastructure project that will benefit Newhall Ranch. As of March 31, 2017, the Company has made aggregate payments of $37.0 million, including a payment of $15.0 million made during the three months ended March 31, 2017. The interchange project is expected to be completed in 2017. There is also a provision for the Company to pay Los Angeles County interest on defined unreimbursed construction costs incurred prior to the reimbursement payment. Upon the final payment, Los Angeles County will credit the Company, in the form of bridge and thoroughfare construction fee district fee credits, an amount equal to the Company’s actual payments, exclusive of any interest payments. These credits are eligible for application against future bridge and thoroughfare fees the Company may incur. At March 31, 2017 and December 31, 2016, the

Company had $3.8 million and $16.4 million, respectively, included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets, representing unreimbursed construction costs payable to Los Angeles County.
Agreement Regarding Mall Venture
On May 2, 2016, the Company entered into an agreement with CPHP pursuant to which, upon completion of the Retail Project, CPHP will contribute all of its interests in the Mall Venture Member to the Operating Company in exchange for 2,917,827 Class A Common Units of the Operating Company. Additionally, CPHP will purchase an equal amount of Class B common shares from the Holding Company at a price of $0.00633 per share. The Retail Project is currently expected to be completed in 2020 or 2021.

Candlestick Point Development Agreement
On May 2, 2016, the Company entered into a development agreement with CPHP whereby among other things, CPHP agreed to be responsible for all design and construction costs associated with the parking structure to be built on the CP Parking Parcel, up to $240 million, and the Company agreed to reimburse CPHP for design and construction costs in excess of $240 million. Additionally, the Company agreed to remit to CPHP up to $25 million it realizes from CFD proceeds at Candlestick Point following completion of the parking structure; however, such obligation is subject to a dollar-for-dollar reduction by any amounts the Company pays for costs in excess of $240 million on the parking structure.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $237.7 million and $62.8 million as of March 31, 2017 and December 31, 2016, respectively.
San Francisco Shipyard and Candlestick Point Disposition and Development Agreement
The San Francisco Venture is a party to a disposition and development agreement with the San Francisco Agency in which the San Francisco Agency will convey portions of The San Francisco Shipyard and Candlestick Point owned or acquired by the San Francisco Agency to the San Francisco Venture for development. The San Francisco Venture will reimburse the San Francisco Agency for reasonable costs and expenses actually incurred and paid by the San Francisco Agency in performing its obligations under the disposition and development agreement. The San Francisco Agency can also earn a return of certain profits generated from the development and sale of The San Francisco Shipyard and Candlestick Point if certain thresholds are met. As of March 31, 2017 the thresholds have not been met.
In April 2014, the San Francisco Venture provided the San Francisco Agency with a guaranty of infrastructure obligations with a maximum obligation of $21.4 million and in March 2016 an additional guaranty of infrastructure obligations was made with a maximum obligation of $8.1 million.
Letters of Credit
At March 31, 2017 and December 31, 2016, the Company had outstanding letters of credit totaling $2.2 million and $13.8 million, respectively. These letters of credit were issued to secure various development and financial obligations. At each of March 31, 2017 and December 31, 2016, the Company had restricted cash and certificates of deposit of $2.2 million pledged as collateral under certain of the letters of credit agreements.
Legal Proceedings
California Department of Fish and Wildlife Permits
In December 2010, the California Department of Fish and Wildlife ("CDFW") issued a Master Streambed Alteration Agreement ("MSAA") and two Incidental Take Permits ("ITPs") for endangered species, and certified the final Environmental Impact Report ("EIR") portion of the Newhall Ranch Environmental Impact Statement/EIR ("EIS/

EIR"). The EIS/EIR was a document jointly prepared by CDFW and the U.S. Army Corps of Engineers (the "Corps"). The Corps prepared and approved the Environmental Impact Statement ("EIS") portion of the joint document under the National Environmental Policy Act ("NEPA"). CDFW prepared and certified the EIR portion of the EIS/EIR under the California Environmental Quality Act ("CEQA"). In January 2011, five petitioners filed a complaint in Los Angeles County Superior Court ("Superior Court") challenging the issuance of the MSAA and ITPs and certification of CDFW’s final EIR under CEQA, the California Endangered Species Act, and the Fish and Game Code. After a trial court ruling and an appeal, the Second District Court of Appeal ("Court of Appeal") ultimately upheld CDFW’s certification of the EIR and issuance of the MSAA and ITPs. Thereafter, the California Supreme Court ("Supreme Court") granted review on three issues and after issuing an opinion, remanded the case to the Court of Appeal.
In a decision filed in November 2015, the Supreme Court reversed the judgment of the Court of Appeal on the three issues. Procedurally, the Supreme Court’s decision became final in February 2016, after that court denied the petitioners’ and the Company’s respective petitions for rehearing. The three issues addressed by the Supreme Court were: (i) the EIR’s greenhouse gas ("GHG") emissions significance findings, (ii) the EIR’s mitigation measures for a protected fish species ("Stickleback"), and (iii) the timeliness of comments on impacts to cultural resources and steelhead smolt (another fish species). With respect to the GHG issue, the Supreme Court approved the EIR’s methodology analyzing the significance of the project’s GHG emissions in terms of reductions from projected "business as usual" emissions consistent with the statewide reduction mandate in California’s Global Warming Solution Act of 2006 (also known as AB 32), and the baseline methodology used in the EIR’s GHG analysis. However, the Supreme Court held that the GHG analysis lacked substantial evidence and explanation of the project’s no significant GHG findings. For that reason, the Supreme Court directed that the GHG emissions findings be corrected. On the second issue, the Supreme Court held the EIR mitigation measures for Stickleback violated the Fish and Game Code section 5515 prohibition on the "take" of fully-protected fish. On the third issue, the Supreme Court held that certain comments on cultural resources and steelhead smolt were timely submitted and remanded these issues to the Court of Appeal to reexamine the merits of the cultural resources and steelhead issues and issue a new decision on whether substantial evidence supported CDFW’s determinations on these issues.
As to the first two issues above, the Supreme Court decision requires CDFW to reevaluate its project approvals (as they relate to these specific issues) in accordance with the Supreme Court’s holding, and to complete an additional environmental analysis, public review, and certification under CEQA. On November 3, 2016, CDFW released for public review the draft additional environmental analysis in response to the Supreme Court’s decision. The Company will continue to work and consult with CDFW to review and analyze any comments received during this public review period, and to complete the regulatory process and certification of the additional analysis under CEQA.
As to the third issue, in July 2016, after the remand, the Court of Appeal reexamined the merits of the petitioners’ cultural resources and steelhead issues and ruled in favor of CDFW and the Company by finding substantial evidence to support CDFW’s decisions as to these issues. Further, the Court of Appeal denied a petition for rehearing, and after a petition for review was filed, the Supreme Court denied review. In November 2016, the Court of Appeal issued a remittitur, which means the case is complete and the trial court now has jurisdiction to issue post-decision orders, consistent with the Supreme Court’s and the Court of Appeal’s decisions.
In December 2016, after briefing and a hearing, the trial court signed the judgment proposed by CDFW, and the trial court issued the writ of mandate as to the GHG and stickleback issues. In February 2017, petitioners filed a notice of appeal of the trial court’s judgment. Thereafter, a notice of related appeal was filed and the matter is now pending in the Second Appellate District (Los Angeles).
CDFW released for public review the draft additional environmental analysis and the corresponding development plan in response to the two remaining issues raised by the Supreme Court and the public review period concluded in February 2017. The additional analysis contemplates specific mitigation measures and project design features that (1) reduce, mitigate, and offset 100 percent of the net GHG emissions from the Newhall Ranch project, and (2) avoid harm or other significant adverse effects to Stickleback. While the Supreme Court’s ruling may result in the Company having to pay certain attorneys’ fees or costs, the development plan for the Newhall Ranch project described in the additional environmental analysis released by CDFW does not contemplate a reduction in the number of homesites or amount of commercial square feet the Company desires to develop. In June 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits (MSAA and two ITPs).
Landmark Village
The Los Angeles County Board of Supervisors (the "BOS") certified the final EIR and adopted project approvals for Newhall Ranch’s Landmark Village development area in October 2011, and approved the vesting tentative map, general, specific and local plan amendments and various project permits and other authorizations in February 2012. In March 2012, five petitioners filed a petition in the Superior Court challenging the approvals and certification of the EIR on the alleged grounds that Los Angeles County violated CEQA, the Subdivision Map Act and state planning and zoning laws. In January 2014, the Superior Court issued a favorable Statement of Decision, which denied petitioners’ request and upheld the BOS approvals and in April 2015, the Court of Appeal reaffirmed the Superior Court’s decision in full. In August 2015, the Supreme Court granted the petitioners’ request to review the GHG issue, but ordered that the action be deferred pending disposition of the related GHG issue in the California Department of Fish and Wildlife action noted above.
In March 2016, the Supreme Court transferred the case to the Court of Appeal, and in November 2016, the Court of Appeal issued a new decision reversing the trial court judgment to the sole extent that the EIR did not support its no significant GHG impact finding with substantial evidence. The Court of Appeal also held that the petitioners’ amended petition and complaint is to be denied in all other respects. In January 2017, the Court of Appeal issued its remittitur which means the case is complete and the trial court now has jurisdiction to issue post-decision orders, consistent with the Supreme Court’s GHG holding and the Court of Appeal’s decision. In March 2017, after briefing and hearing, the trial court signed the judgment proposed by Los Angeles County and the trial court issued the writ of mandate as to the GHG issue. In May 2017, the petitioners filed a notice of appeal and the matter is now pending in the Second District Court of Appeal (Los Angeles).
Los Angeles County has released for public review the draft additional environmental analysis for the Landmark Village EIR in response to the Supreme Court’s GHG holding and the public review period concluded in February 2017. The Landmark Village development plan and additional analysis contemplate specific mitigation measures and project design features intended to protect stickleback and reduce, mitigate, and offset 100 percent of the net GHG emissions from the Landmark Village project. While the Supreme Court’s GHG holding may result in the Company having to pay certain attorneys’ fees or costs, the development plan for the Landmark Village project described in the additional environmental analysis released by Los Angeles County does not contemplate a reduction in the number of homesites or amount of commercial square feet the Company desires to develop.

Mission Village
In October 2011, the BOS certified the final EIR and provisionally approved Newhall Ranch’s Mission Village development area subject to review of the project’s approval documents, findings, overriding considerations, and mitigation monitoring. In May 2012, the BOS adopted the project approval documents, including the vesting tentative map, permits and other authorizations. In June 2012, five petitioners filed a petition in the Superior Court challenging the approvals and certification of the EIR on the alleged grounds that the Los Angeles County violated CEQA, the Subdivision Map Act and state planning and zoning laws. In June 2014, the Superior Court issued a favorable Statement of Decision, which denied the petitioners request and upheld the BOS approvals, and in September 2015, the Court of Appeal affirmed the Superior Court’s decision in full. In December 2015, the Supreme Court granted the petitioners’ request to review the GHG issue, but ordered that the action be deferred pending disposition of the related GHG issue in the California Department of Fish and Wildlife action noted above.
In March 2016, the Supreme Court transferred the case to the Court of Appeal, and on December 1, 2016, the Court of Appeal issued a new decision reversing the trial court judgment to the sole extent that the EIR did not support its no significant impact greenhouse gas finding with substantial evidence and a reasoned discussion. The Court of Appeal affirmed the trial court judgment in all other respects. In February 2017, the Court of Appeal issued its remittitur which means the case is complete and trial court now has jurisdiction to issue post-decision orders, consistent with the Supreme Court’s GHG holding and the Court of Appeal’s decision. In March 2017, after briefing and a hearing, the trial court signed the judgment proposed by Los Angeles County and the trial court issued the writ of mandate as to the GHG issue. In May 2017, the petitioners filed a notice of appeal and the matter is now pending in the Second District Court of Appeal (Los Angeles).
Los Angeles County has released for public review the draft additional environmental analysis for the Mission Village EIR in response to the Supreme Court’s GHG holding and the public review period concluded in February 2017. The Mission Village development plan and additional analysis contemplate specific mitigation measures and project design features intended to protect stickleback and reduce, mitigate, and offset 100 percent of the net GHG emissions from the Mission Village project. While the Supreme Court’s ruling may result in the Company having to pay certain attorneys’ fees or costs, the development plan for the Mission Village project described in the additional environmental analysis released by Los Angeles County does not contemplate a reduction in the number of homesites or amount of commercial square feet the Company desires to develop.
Other Permits
In August 2011, the Corps approved the EIS portion of the joint EIS/EIR and issued its provisional Section 404 Clean Water Act authorization (the "Section 404 Permit") for Newhall Ranch. In September 2012, the Los Angeles Regional Water Quality Control Board (the "Regional Board") unanimously adopted final section 401 conditions and certified the Section 404 Permit. In October 2012, opponents filed a petition for review and reconsideration of the Regional Board’s actions to the State Water Resources Control Board (the "State Board"). The State Board has not determined whether to accept or deny the petition; however, the Regional Board actions remain valid while the petition is under review by the State Board. On October 19, 2012, after consulting with the U.S. Environmental Protection Agency ( the "USEPA"), the Corps issued the Section 404 Permit.
In March 2014, five plaintiffs filed a complaint against the Corps and the USEPA in the U.S. District Court, Central District of California (Los Angeles) (the "U.S. District Court"). The complaint alleges that these federal agencies violated various statutes, including the Clean Water Act, NEPA, the Endangered Species Act and the National Historic Preservation Act in connection with the Section 404 Permit and requests, among other things, that the U.S. District Court vacate the Corps’ approvals related to the Section 404 Permit and prohibit construction activities resulting in the discharge of dredged or fill material into federal waters until the Corps issues a new permit. We were granted intervenor status by the U.S. District Court in light of its interests as the landowner and holder of the Section 404 Permit. In September 2014, the U.S. District Court issued an order granting motions to dismiss the USEPA from this action. The dispositive cross-motions for summary judgment were then filed. The U.S. District Court reviewed and resolved all claims in the case by summary judgment. In June 2015, the U.S. District Court issued a favorable order granting the Corps’ and our motions for summary judgment and denying plaintiff’s summary judgment motion. In September 2015, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). The Ninth Circuit briefing is completed and oral argument occurred in February 2017.
Until a decision has been made by the Ninth Circuit, the Company cannot predict the outcome of this matter. The monetary impact of an adverse Ninth Circuit ruling, if any, cannot be estimated at this time. Although this federal court proceeding does not include any monetary damage claims, it could result in the need to reassess certain elements of the project’s potential impacts and to modify certain aspects (such as specific mitigation measures or project design features) related to the development plan for Newhall Ranch. An adverse ruling could adversely affect the length of time or the cost required to obtain the necessary governmental approvals to develop Newhall Ranch or a development area within Newhall Ranch, as well as result in additional defense costs or settlement costs, which may not be covered by insurance. An adverse ruling might also require the Company to pay attorneys’ fees and court costs and modify the development plan for Newhall Ranch, which could reduce the number of homesites or amount of commercial square feet the Company desires to develop, increase the Company’s financial commitments to local or state agencies or organizations or otherwise reduce the profitability of the project.
Valencia Water Company
In December 2012, the Company sold all of the shares of Valencia Water Company through an eminent domain settlement agreement to Castaic Lake Water Agency ("CLWA"). Valencia Water Company was a privately-owned water retailer serving portions of the Santa Clarita Valley that was regulated by the California Public Utilities Commission.
In February 2013, a local environmental group called the Santa Clarita Organization for Planning and the Environment ("SCOPE") filed a lawsuit in the Superior Court seeking to invalidate the eminent domain settlement agreement based on a range of claims, including: (1) CLWA is unlawfully providing retail water service in violation of CLWA’s enabling act; and (2) CLWA unlawfully acquired and owns Valencia Water Company’s stock in violation of Article XVI, section 17 of the state Constitution. The Superior Court rejected those claims and entered judgment upholding the eminent domain settlement in April 2015, which was upheld on appeal by the Court of Appeal in an opinion issued in July 2016. SCOPE subsequently filed a petition for review by the California Supreme Court, which the Supreme Court denied in November 2016 and as a result of such denial the Superior Court’s April 2015 judgment upholding the eminent domain settlement agreement is now final.
In April, 2014, the Newhall County Water District ("NCWD"), a local water retailer in the Santa Clarita Valley, filed a lawsuit in the Superior Court against CLWA alleging the same claims as those brought by SCOPE in the action described above that is now final, namely that (1) CLWA is unlawfully providing retail water service in violation of CLWA’s enabling act; and (2) CLWA unlawfully acquired and owns Valencia Water Company’s stock in violation of Article XVI, section 17 of the state Constitution. NCWD’s writ petition/complaint sought a writ of mandate: (1) directing CLWA to stop providing retail water service through Valencia Water Company; and (2) directing CLWA to divest itself of Valencia Water Company’s stock. The petition/complaint also sought declaratory relief regarding unlawful retail water service and unlawful acquisition and holding of Valencia Water Company’s stock. The Company was not named as a party to the lawsuit, but intervened to assist CLWA in defending these challenges to the eminent domain settlement agreement. CLWA and the Company filed a motion for judgment on the pleadings based on the contention that the claims alleged in NCWD’s lawsuit are the same ones alleged in the earlier SCOPE lawsuit, which were denied by the April 2015 judgment entered in the SCOPE lawsuit. That motion was scheduled for hearing in December 2015. Also in December 2015, CLWA, NCWD and the Company filed a stipulation to stay this lawsuit to allow settlement discussions initiated by CLWA. In December 2016, NCWD and CLWA entered into a settlement agreement, wherein NCWD agreed to dismiss this lawsuit without prejudice and in that same month the request for dismissal was entered by the Superior Court thereby dismissing this lawsuit without prejudice. In connection with that settlement agreement, we entered into a tolling agreement with NCWD and CLWA, which tolls any statute of limitations applicable to NCWD’s claims that CLWA is unlawfully providing retail water service in violation of CLWA’s enabling act based upon facts existing as of April 21, 2014 for the period of time specified in the settlement agreement. Given the final judgment in the action filed by SCOPE discussed above and that the claims alleged in NCWD’s lawsuit are the same ones alleged in the earlier SCOPE lawsuit, the Company does not expect the Superior Court to grant the relief sought by NCWD even if NCWD were to refile the lawsuit it recently dismissed without prejudice.
Other
Other than the actions outlined above, the Company is also a party to various other claims, legal actions, and complaints arising in the ordinary course of business, the disposition of which, in the Company’s opinion, will not have a material adverse effect on the Company’s consolidated financial statements.
As a significant land owner and developer of unimproved land it is possible that environmental contamination conditions could exist that would require the Company to take corrective action. In the opinion of the Company, such corrective actions, if any, would not have a material adverse effect on the Company’s consolidated financial statements.

14.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is included as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016

Cash paid for interest	$1,053	$—

NONCASH FINANCING ACTIVITY—Accrued deferred equity offering and financing costs	$709	$—

15.    SEGMENT REPORTING
As of and for the three months ended March 31, 2017, the Company’s operating segments correspond with the Company’s planning and development operations in the coastal California master planned communities in which the Company controls or has significant influence. The Company does not aggregate its operating segments and its reportable segments consist of:
• Newhall—includes the community of Newhall Ranch planned for development in northern Los Angeles County, California. The Newhall segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers in addition to ancillary operations of operating properties.
• San Francisco—includes The San Francisco Shipyard and Candlestick Point community located on bayfront property in the City of San Francisco, California. The San Francisco segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers in addition to management services provided to affiliates of a related party.
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes the Management Company, which provides management services to the Great Park Venture, the owner of the Great Park Neighborhoods. As of March 31, 2017, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounts for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers in addition to management services provided by the Company to the Great Park Venture.

 Segment operating results and reconciliations to consolidated balances are as follows:

	Revenues for the		Profit (loss) for the
	three months ended		three months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Newhall	$3,004	$4,498	$(7,041)	$(10,378)
San Francisco	85,225	—	(1,642)	—
Great Park	8,747	—	(3,549)	—
Total reportable segments	96,976	4,498	(12,232)	(10,378)
Reconciling items:
Removal of Great Park Venture (1)	(4,673)	—	5,088	—
Investment in Great Park Venture	—	—	(2,876)	—
Corporate and unallocated (3)	—	—	(13,104)	2,286
Total consolidated balances	$92,303	$4,498	$(23,124)	$(8,092)

	Assets as of
	March 31, 2017	December 31, 2016
	(In thousands)
Newhall	$397,040	$416,445
San Francisco	1,132,272	1,134,196
Great Park	1,556,981	1,669,679
Total reportable segments	3,086,293	3,220,320
Reconciling items:
Removal of Great Park Venture (1)	(1,428,574)	(1,496,102)
Other eliminations (2)	(140,359)	(69,462)
Investment in Great Park Venture	414,856	417,732
Corporate and unallocated (3)	96,381	42,094
Total consolidated balances	$2,028,597	$2,114,582

(1) Represents the removal of the Great Park Venture’s operating results that are included in the Great Park segment balances.
(2) Represents intersegment balances that eliminate in consolidation.
(3) Corporate and unallocated activity is primarily comprised of corporate general, and administrative expenses and income taxes. Corporate and unallocated assets consist of cash, marketable securities, receivables, and deferred equity offering and financing costs.

16.     SHARE-BASED COMPENSATION
On May 2, 2016, the Board of the Company authorized and approved the Company’s Incentive Award Plan. In doing so, the Board authorized the issuance of up to 8,500,822 Class A common shares of the Holding Company under the Incentive Award Plan. The Incentive Award Plan provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the Incentive Award Plan)) and performance share awards. As of March 31, 2017, there were 5,754,388 remaining Class A common shares available for future issuance under the Incentive Award Plan.
Restricted Share Units
As part of the authorization and approval of the Incentive Award Plan on May 2, 2016, the Board of the Company also authorized and approved the issuance, grant, and delivery of up to 2,350,406 Restricted Share Units ("RSUs"), all of which have been granted as of March 31, 2017. A portion of the RSUs were granted to management and had no requisite service period and were fully vested at the grant date. The remaining portion of the RSUs were granted to management and non-employee consultants and are subject to three or four year vesting terms. All of the RSUs settle on a one-for-one basis in Class A common shares in four equal annual installments with the first settlement having occurred on January 15, 2017. The RSUs may not be sold or transferred prior to settlement. In general, RSUs which have not vested are forfeited upon termination of employment or consulting arrangements. No RSUs were forfeited during the three months ended March 31, 2017. The Company measures the value of RSUs at fair value by applying a discount against the estimated fair value of the Company’s underlying outstanding Common shares attributed to a lack of marketability of the RSUs due to the deferred settlement dates. The Company utilized the Protective Put, Finnerty Put and the Asian Put models as well as certain market inputs to calculate the discount for post-vesting restrictions. The discount applied to the RSUs ranged from 12% to 19%. The Company amortizes the fair value of outstanding RSUs as share-based compensation expense over the requisite service period, if any, on a straight-line basis.

In January 2017, in connection with the first settlement of RSUs, the Company reacquired 282,555 vested RSUs for $6.5 million for the purpose of settling tax withholding obligations of employees.
Restricted Shares
In January 2017, the Company granted 396,028 restricted shares to executive officers of the Company, entitling the holders to non-forfeitable dividends. The restricted shares vest in three equal annual installments beginning in January 2018. In general, the restricted shares which have not vested are forfeited upon termination of employment. No restricted shares were forfeited during the three months ended March 31, 2017. The Company measured the fair value of the restricted shares based on the estimated fair value of the Company's underlying Class A common shares determined using a discounted cash flow analysis. The inputs utilized in the Company's estimate were selected by the Company based on information available to the Company, including relevant information obtained after the measurement date, as to the assumptions that market participants would make at the measurement date. The Company amortizes the grant date fair value over the requisite service period on a straight-line basis.

The following table summarizes the RSU and restricted share activity for the three months ended March 31, 2017:

	RSUs (in thousands)	Weighted- Average Grant Date Fair Value	Restricted Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	1,305	$20.00	—	$—
Granted	—	$—	396	$15.85
Vested	(616)	$19.80	—	$—
Nonvested at March 31, 2017	689	$20.15	396	$15.85

Share-based compensation expense was $4.8 million for the three months ended March 31, 2017 and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations. Approximately $19.2 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted–average period of 1.7 years from March 31, 2017.

17.    EMPLOYEE BENEFIT PLANS
The Newhall Land and Farming Company Retirement Plan (the "Retirement Plan") is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. In 2004, the Retirement Plan was amended to cease future benefit accruals and the Retirement Plan was frozen. For the three months ended March 31, 2017, the Company contributed $0.1 million to the Retirement Plan. The Company anticipates contributing approximately $0.5 million in total to the Retirement Plan during the year ended December 31, 2017.

The components of net periodic benefit for the three months ended March 31, 2017 and 2016, are as follows (in thousands):

	2017	2016
Net periodic benefit:
Interest cost	$206	$217
Expected return on plan assets	(257)	(247)
Amortization of net actuarial loss	28	25
Net periodic benefit	$(23)	$(5)

18.    INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.
Upon formation, the Holding Company elected to be treated as a corporation for U.S. federal, state, and local tax purposes. All operations are carried on through the Holding Company’s subsidiaries, the majority of which are pass-through entities that are generally not subject to federal or state income taxation, as all of the taxable income, gains, losses, deductions, and credits are passed through to the partners. The Holding Company is responsible for income taxes on its share of taxable income or loss passed through from the operating subsidiaries.
For the three months ended March 31, 2017 and 2016, we recorded no benefit for income taxes (after application of a $3.2 million increase in our valuation allowance) and a benefit of $3.4 million on pre-tax loss of $23.1 million and $11.5 million, respectively. The effective tax rates for the three months ended March 31, 2017 and 2016, differ from the 35% federal statutory and applicable state statutory tax rates primarily due to the Company's valuation allowance on its book losses and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not unrealizable. Our assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with operating loss and tax credit carryforwards and tax planning alternatives, to the extent these items are applicable. Largely due to a history of book losses, the Company has recorded a valuation allowance against its federal and state net deferred tax assets.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2013 through 2016 generally remain subject to examination by federal and state tax authorities. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

19.    EARNINGS PER SHARE
The Company uses the two-class method in its computation of earnings per share. Pursuant to the terms of the Five Point Holdings, LLC Agreement, the Class A common shares and the Class B common shares are entitled to receive distributions at different rates, with the Class B common shares receiving 0.03% of the distributions issued to Class A common shares. Under the two-class method, the Company’s net income available to common shareholders is allocated between the two classes of common shares on a fully-distributed basis and reflects residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, the Company determined that both classes of common shares share in the Company’s losses, and they share in the losses using the same mechanism as the distributions. As of March 31, 2017, the Company is operating in a net loss position, and as such, net losses attributable to the parent were allocated to the Class A common shares and Class B common shares at an amount per Class B common share equal to 0.03% multiplied by the amount per Class A common share. Basic loss per Class A common share is determined by dividing net loss allocated to Class A Common shareholders by the weighted average number of Class A common shares outstanding for the period. Basic loss per Class B common share is determined by dividing net loss allocated to the Class B common shares by the weighted average number of Class B common shares outstanding during the period.
Potential Class A common shares include, Class B common shares which are convertible into Class A common shares at a rate of 0.0003 Class A common shares per Class B common share as well as Class A Units of the San Francisco Venture, and Class A Common Units of the Operating Company, both of which are exchangeable for Class A common shares at a rate of 1 Class A common share per Class A Unit/Class A Common Unit. The Company also granted RSUs subject to vesting terms, which settle in Class A common shares with settlement of remaining RSUs beginning January 2018 and represent potential Class A common shares. The Company also granted restricted shares subject to vesting terms which settle in Class A common shares beginning January 2018 and represent potential Class A common shares. The Company also has contingently issuable Class B common shares related to the Agreement Regarding Mall Venture, the issuance of which are conditioned upon completion of the Retail Project, and represent potential Class B common shares. Diluted loss per share calculations for both Class A common shares and Class B common shares contemplate adjustments to the numerator and the denominator under the if-converted method for the convertible Class B common shares, the exchangeable Class A Units of the San Francisco Venture and Class A Common Units of the Operating Company, and the treasury stock method for RSUs and restricted shares, if determined to be dilutive.
Net loss attributable to the Company is adjusted by the additional loss allocated to the Company for RSUs that have vested but have not settled offset by a reduction of loss allocated to the Company for unvested restricted shares that have been issued and are outstanding to arrive at the net loss attributable to common shareholders. The net loss allocated to Class A common shares was calculated as 99.94% of net loss attributable to common shareholders for the three months ended March 31, 2017, and the net loss allocated to Class B common shares was calculated as 0.06% of net loss attributable to common shareholders for the three months ended March 31, 2017.
The calculation of weighted average Class A common shares outstanding for the three months ended March 31, 2017 reflects (i) the 37.4 million Class A common shares outstanding for the three months ended March 31, 2017, (ii) the 0.3 million Class A common shares that were issued and outstanding for the settlement of vested RSUs for the period of January 15, 2017 to March 31, 2017 (iii) the RSUs granted and vested in May 2016, that are not subject to other contingencies for settlement in shares other than the passage of time, and (iv) the RSUs granted in August 2016 and vested on January 15, 2017 that are not subject to other contingencies for settlement in shares other than the passage of time, which were outstanding for the period January 15, 2017 to March 31, 2017. The weighted average Class B common shares for 2017 reflects the 74.3 million Class B common shares outstanding for the three months ended March 31, 2017.

Prior to the Formation Transactions, the Company’s equity interests consisted of Class A Common Units and Class B Common Units. The Class B Common Units represented only voting interests, and had no economic interest in the Company.
The following table summarizes the basic and diluted earnings per share/unit calculations for the three months ended March 31, 2017 and 2016 (in thousands, except unit/shares and per unit/share amounts):

	2017	2016
Numerator:
Net loss attributable to the Company	$(7,842)	$(5,124)
Adjustments to net loss attributable to the Company	(83)	—
Net loss attributable to common shareholders	$(7,925)	$(5,124)
Numerator for basic and diluted net loss available to Class A Common Shareholders/Unitholders	$(7,920)	$(5,124)
Numerator for basic and diluted net loss available to Class B Common Shareholders	$(5)	$—
Denominator:
Basic and diluted weighted average Class A common shares outstanding	38,733,320	36,627,847
Basic and diluted weighted average Class B common shares outstanding	74,320,575	—
Basic and diluted loss per share/unit:
Class A common shares/Unit	$(0.20)	$(0.14)
Class B common shares	$(0.00)	$—
Anti-dilutive potential RSUs	688,692	—
Anti-dilutive potential Restricted Shares	396,028	—
Anti-dilutive potential Class A common shares/Units	74,342,871	12,792,947
Anti-dilutive potential Class B common shares	2,917,827	—

20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.5 million at each March 31, 2017 and December 31, 2016, net of tax benefits of $0.3 million at each of March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, the Company held a full valuation allowance of $0.3 million related to the accumulated tax benefit of $0.3 million. Accumulated other comprehensive loss of $2.4 million and $2.5 million is included in noncontrolling interests at March 31, 2017 and December 31, 2016. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $14,000 and $12,000, net of taxes, respectively, and are included in selling, general, and administrative expenses on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017, and 2016, respectively.

21.     SUBSEQUENT EVENTS
On April 18, 2017, the Company entered into a $50 million senior unsecured revolving credit facility (the "Revolving Credit Facility") with a financial institution. The Revolving Credit Facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $50 million initially, with an accordion feature that will allow the Company to increase the maximum aggregate amount to $100 million, subject to certain conditions, including receipt of commitments. The Revolving Credit Facility matures in two years, with two options for the Company to extend the maturity date, in each case, by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. Borrowings under the Revolving Credit Facility bear interest at LIBOR plus a margin ranging from 1.75% to 2.00% based on the Company’s leverage ratio. No funds have been drawn on the Revolving Credit Facility.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements appearing in our prospectus, dated May 9, 2017, filed with the Securities and Exchange Commission on May 11, 2017. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the "Risk Factors" section of this report. Actual results could differ materially from those set forth in any forward-looking statements. See "Cautionary Statements Regarding Forward-Looking Statements."
Overview
We are an owner and developer of mixed-use, master-planned communities in coastal California. We are primarily engaged in the business of planning and developing our three mixed-use, master-planned communities, and our principal source of revenue is the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers. We may also retain a portion of the commercial and multi-family properties in our communities as income-producing assets.
We are the initial developer of our three communities that are designed to include approximately 40,000 residential homes and approximately 21 million square feet of commercial space. Our three mixed-use, master-planned communities are: (1) Newhall Ranch in Los Angeles County; (2) The San Francisco Shipyard and Candlestick Point in the City of San Francisco; and (3) Great Park Neighborhoods in Orange County.
We conduct all of our business in or through Five Point Operating Company, LLC (the "Operating Company"). We are the sole operating managing member and owned, as of March 31, 2017, approximately 50.8% of the Operating Company. The Operating Company directly or indirectly owns equity interests in: (1) Five Point Land, LLC ("FPL"), which owns The Newhall Land & Farming Company, a California limited partnership, the entity that is developing Newhall Ranch; (2) The Shipyard Communities, LLC (the "San Francisco Venture"), which is developing The San Francisco Shipyard and Candlestick Point; (3) Heritage Fields LLC (the "Great Park Venture"), which is developing Great Park Neighborhoods; and (4) Five Point Communities, LP and Five Point Communities Management, Inc. (together, the "Management Company"), which have historically managed the development of Great Park Neighborhoods and Newhall Ranch. The Operating Company controls the management of all of these entities except for the Great Park Venture. The Operating Company owns a 37.5% Percentage Interest in the Great Park Venture, and the Management Company performs development management services for the Great Park Venture.
Formation Transactions
On May 2, 2016, we completed the Formation Transactions, in which we acquired controlling interests in the San Francisco Venture and the Management Company, and a 37.5% Percentage Interest in the Great Park Venture. The Formation Transactions transformed us into an owner, manager and developer of communities at three locations in coastal California.
We have identified Five Point Holdings, LLC as our predecessor for accounting purposes. Prior to the Formation Transactions, Five Point Holdings, LLC had a controlling interest in the Operating Company, which owns

FPL. Our acquired businesses were not under common control prior to the Formation Transactions, despite having commonality of several owners. In determining Five Point Holdings, LLC as our predecessor, we considered many factors, including, but not limited to, Five Point Holdings, LLC being considered the accounting acquirer in the Formation Transactions, the extent of historical operations at the companies, the relative size of each business acquired and our organizational and governance structure subsequent to the Formation Transactions.
Our Business
We stage the development process to optimize the pace of land sales and land values within our communities. As a result, we are often in multiple phases of the development lifecycle within each of our communities. The development lifecycle of our mixed-use, master-planned communities can be broken down into several phases. First, we obtain title, or the contractual right to acquire title, to the undeveloped land. Second, we obtain the necessary primary entitlements from governmental agencies for the community, which typically include zoning and general plan approvals and certification of an environmental impact report under CEQA, as well as any state or federal permits required for development. Third, we continue to refine the master plan for the community beyond the primary entitlements by planning and subdividing the land into separate legal lots for residential and commercial development and obtaining any other requisite discretionary approvals needed to commence construction. Fourth, we make significant investments in the community’s infrastructure and common improvements, including grading and installing roads, sidewalks, gutters, utility improvements (such as storm drains, water, gas, sewer, power and communications), landscaping and shared amenities (such as community buildings, neighborhood parks, trails and open spaces), and prepare each lot for sale or development by us. Fifth, residential and commercial lots within the community are typically sold to homebuilders, commercial developers or commercial buyers, although in some cases we may retain lots and build homes or commercial buildings ourselves. Sixth, homebuilders construct the homes and commercial developers, commercial buyers or we construct the commercial buildings. Finally, homebuilders or commercial builders sell the homes or commercial buildings to homebuyers or commercial buyers, although in some cases we may retain certain income-producing properties. Given the large scale of our communities, some of these phases may occur concurrently across different parts of a single community. Further, depending on the specific plans for each community and market conditions, these phases may occur in a different sequence than as described above.
Within the development lifecycle, our cash expenditures are concentrated in the title acquisition, entitlement and infrastructure development phases, and our revenue generation occurs in the land sale phase. If we also build all or a portion of the homes or commercial buildings within a community, we incur additional development costs and recognize revenue when homes or commercial properties are sold. In addition, with respect to properties that we may retain in the future, we expect to recognize revenue in connection with lease or other related payments from tenants.
Our principal source of revenue generation is from selling homesites to homebuilders and commercial lots to commercial developers or commercial buyers. We primarily sell homesites to national, regional and local homebuilders in a competitive process, although in some cases we may negotiate with a single homebuilder directly. Our residential land sales typically require a cash payment upfront and include participation provisions that allow us to share in the profits realized by the homebuilders if the overall profitability of a block of homes exceeds an agreed-upon margin. We may sell commercial lots to commercial developers through a competitive process or we may negotiate directly with a commercial buyer. We also regularly assess our development plan and may retain a portion of the commercial or multi-family properties in our communities as income-producing assets.

In the ordinary course of our business, we have sold homesites to Lennar Corporation, which is our largest equity owner, or its subsidiaries ("Lennar"). For the three months ended March 31, 2017 and 2016, we recognized $84.3 million and $0.4 million, respectively, of revenue from land sales pursuant to purchase and sale agreements with Lennar. Additionally, since the Formation Transactions on May 2, 2016, we have been providing certain management services for ventures in which Lennar is a significant participant. For the three months ended March 31, 2017, we recognized $1.4 million of revenue from management services pursuant to management agreements with Lennar ventures. We also provide management services to the Great Park Venture pursuant to a development management agreement. In addition to our 37.5% Percentage Interest in the Great Park Venture, Lennar owns a 25% Legacy Interest in the Great Park Venture and Lennar, an affiliate of Castlelake, and our President and Chief Executive Officer, Emile Haddad, own interests in an entity that owns a 12.5% Legacy Interest in the Great Park Venture. For the three months ended March 31, 2017, we recognized $4.1 million of revenue from management services provided to the Great Park Venture.
Factors That May Influence our Results of Operations
Fluctuations in the Economy and Market Conditions
Our results of operations are subject to various risks and fluctuations in value and demand, many of which are beyond our control. Our business could be impacted by, among other things, downturns in economic conditions at the national, regional or local levels, particularly where our communities are located, inflation and increases in interest rates, significant job losses and unemployment levels, and declines in consumer confidence and spending.
Supply and Demand for Residential and Commercial Properties
We generate most of our revenue from land sales, which are dependent on demand from homebuilders, commercial developers and commercial buyers, which is in turn dependent on the prices that homebuyers, commercial buyers and renters are expected to pay. In addition, sales of homesites typically include participation provisions that allow us to share in the profits realized by the homebuilders if the overall profitability of a block of homes exceeds an agreed-upon margin. Because our revenue is influenced by the prices that homebuyers and commercial buyers are willing to pay for homes or commercial buildings in our region, our results of operations may be influenced by, among other things, the overall supply and demand for housing and commercial properties, the prevailing interest rates for mortgages, and the availability of mortgage financing for residential and commercial developers and residential and commercial buyers.
Timing of Obtaining the Necessary Approvals to Begin Development
As a developer of real property in California, we are subject to numerous land use and environmental laws and regulations. Before we can begin developing our communities, we must obtain entitlements, permits and approvals. Depending upon the type of the approval being sought, we may also need to complete an environmental impact report, remediate environmental impacts or agree to finance or develop public infrastructure within the community, each of which would impose additional costs on us. In the event that we materially modify any of our existing entitlements, approvals or permits, we may also need to go through a discretionary approval process before the relevant governmental authority, or go through an additional or supplemental environmental review and certification process.
In addition, laws and regulations governing the approval processes provide third parties with the opportunity to challenge our entitlements, permits and approvals. The prospect of these third-party challenges creates additional uncertainty. Third-party challenges in the form of litigation can adversely affect the length of time or the cost required to obtain the necessary governmental approvals to develop, or result in the denial of our right to develop the particular community or development area in accordance with our current development plans. Furthermore, adverse decisions arising from any litigation can increase the cost or length of time to obtain ultimate approval of a project, if such approval is obtained at all, and can adversely affect the design, scope, plans and profitability of a project, which can negatively affect our financial condition and results of operations.
Financial Information
As a result of the Formation Transactions, our consolidated results of operations after May 2, 2016 are not comparable to our consolidated results of operations prior to that date because our results of operations prior to May 2, 2016 did not include the financial condition and results of operations of the San Francisco Venture and the Management Company, or our investment in the Great Park Venture.

Results of Operations
The Company
Three Months Ended March 31, 2017 and 2016
The following table summarizes our consolidated historical results of operations for the three months ended March 31, 2017 and 2016.

	2017	2016
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$465	$1,975
Land sales—related party	84,271	359
Management services-related party	5,470	—
Operating properties	2,097	2,164
Total revenues	92,303	4,498
Costs and expenses
Land sales	80,447	—
Management services	2,649	—
Operating properties	2,280	2,799
Selling, general, and administrative	27,175	11,877
Management fees—related party	—	1,287
Total costs and expenses	112,551	15,963
Equity in loss from unconsolidated entity	(2,876)	—
Loss before income tax benefit	(23,124)	(11,465)
Income tax benefit	—	3,373
Net loss	(23,124)	(8,092)
Less net loss attributable to noncontrolling interests	(15,282)	(2,968)
Net loss attributable to the company	$(7,842)	$(5,124)

Revenues. Revenues increased by $87.8 million, or 1,952.1%, to $92.3 million for the three months ended March 31, 2017, from $4.5 million for the three months ended March 31, 2016. The increase in revenue was primarily due to a land sale, to a related party, of 3.6 acres in The San Francisco Shipyard and Candlestick Point community planned for construction of up to 390 for-sale attached homesites that closed escrow in January 2017. The increase was also driven in part by revenues from development management services provided to certain related parties. Prior to the Formation Transactions, we did not provide development management services.
Management services costs and expenses. Certain of our development management agreements require us to employ a dedicated project team of employees to perform the services required under the agreement. Included within the cost of management services are those costs and expenses incurred directly by the project team. We also include amortization expense related to the intangible asset attributed to the incentive compensation provisions of the development management agreement with the Great Park Venture in management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses and are reported in selling, general, and administrative costs on the consolidated statement of operations. For the three months ended March 31, 2017, direct project team costs included in management services costs and expenses was $2.6 million. Prior to the Formation Transactions, we did not provide development management services.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $15.3 million, or 128.8%, to $27.2 million for the three months ended March 31, 2017, from $11.9 million for the three months ended March 31, 2016. This increase was primarily due to approximately $13.7 million in general and administrative expenses, including payroll expenses (excluding share-based compensation), incurred for the three months ended March 31, 2017 that is attributable to the acquired business operations of the San Francisco Venture and the corporate overhead of the Management Company. In connection with the Formation Transactions, we adopted an incentive award plan under which we may grant share-based incentive awards to employees, consultants and non-employee directors. Compensation expense for the three months ended March 31, 2017 attributed to share-based awards that have been granted since the adoption of the incentive award plan totaled $4.8 million. Selling, general, and administrative costs for the three months ended March 31, 2016, included transaction costs of $0.7 million related to the Formation Transactions.
Management fees. For the three months ended March 31, 2016, we incurred management fees of $1.3 million related to the engagement of the Management Company as the development manager of Newhall Ranch. As a result of our acquisition of the Management Company in the Formation Transactions, the development management agreement for Newhall Ranch was terminated.
Equity in loss from unconsolidated entity. We acquired a 37.5% Percentage Interest in the Great Park Venture in connection with the Formation Transactions. For the three months ended March 31, 2017, we recognized $2.9 million in equity losses from our investment in the Great Park Venture. Our proportionate share of the Great Park Venture’s losses of $1.9 million was increased by the net amortization of the basis difference between the carrying value of our investment and our proportionate share of the carrying value of the Great Park Venture’s net assets. Net amortization for the period was primarily attributable to the Great Park Venture’s recognition of land sale revenues that were deferred as of the acquisition date of our investment.
Income tax benefit. At December 31, 2016, we carried a deferred tax asset valuation allowance of $15.7 million against a net deferred tax asset of the same amount. Pre-tax losses of $23.1 million for the three months ended March 31, 2017, resulted in a deferred tax benefit and an increase to the net deferred tax asset of $3.2 million. However, offsetting the deferred tax benefit and the net deferred tax asset was an increase to the Holding Company's deferred tax asset valuation allowance of $3.2 million. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at both December 31, 2016 and March 31, 2017 that it is more likely than not that such net deferred tax assets will not be realized. For the three months ended March 31, 2016, we recognized an income tax benefit of $3.4 million attributable to an $11.5 million pre-tax loss for the period. The tax benefit also resulted in a decrease to the net deferred tax liability that existed during the period. Our effective tax rate, before changes in valuation allowance, decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to a decrease in our ownership interest in the Operating Company, following the Formation Transactions, which resulted in a reduced allocation of pre-tax income or loss to us from the Operating Company.
Segments
Our three reportable segments are Newhall, San Francisco and Great Park. Our Newhall segment includes operating results for the Newhall Ranch community, as well as results attributable to other land historically owned by FPL, including 16,000 acres in Ventura County, The Tournament Players Club at Valencia Golf Course, 500 acres of remnant commercial, residential and open space land in Los Angeles County and our community in Sacramento, California. Our San Francisco segment includes operating results for The San Francisco Shipyard and Candlestick Point community, as well as results attributable to the development management services that we provide to Lennar with respect to the Treasure Island community in the City of San Francisco and the Concord community in the San Francisco Bay Area. Our Great Park segment includes operating results for the Great Park Neighborhoods community and the Management Company, which provides development management services for the Great Park Neighborhoods.
Newhall Segment
Newhall Ranch consists of approximately 15,000 acres in one of the last growth corridors of northern Los Angeles County. Newhall Ranch is designed to include approximately 21,500 homesites and approximately 11.5 million square feet of commercial space within this community. Newhall Ranch is directly adjacent to our completed, award-winning Valencia master-planned community, where today approximately 20,000 households reside and approximately 60,000 people work.
On November 30, 2015, the Supreme Court of California issued a ruling under CEQA and other state statutes, which required the CDFW to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the EIR for Newhall Ranch. On June 14, 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits. The ruling also requires Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. Although the Supreme Court’s ruling does not include any monetary damage awards, it has resulted in the need to reassess certain elements of the project’s potential impacts, and will result in the need to modify certain aspects (such as specific mitigation measures or project design features) related to the development plan for Newhall Ranch, and which could reduce the number of homesites or amount of commercial square feet we are able to develop, increase our financial commitments to local or state agencies or organizations or otherwise reduce the profitability of the project, or adversely affect the length of time or the cost required to obtain CDFW’s approval of the corrected EIR. In addition, the ruling has resulted in delays in construction that have been taken into account in our currently anticipated delivery dates, but could result in further delays beyond those currently anticipated and reflected in our anticipated delivery dates, or changes in the sequencing of our communities, and are likely to increase our development costs. We also are involved in related lawsuits regarding the approvals and permits that have been issued for the Mission Village and Landmark Village development areas within Newhall

Ranch, which could result in similar impacts. We continue to assess when and under what circumstances we may begin infrastructure development at Newhall Ranch based on the status of these pending lawsuits.
The following table summarizes the results of operations of our Newhall segment for the three months ended March 31, 2017 and 2016.

	2017	2016
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$465	$1,975
Land sales—related party	467	359
Operating properties	2,072	2,164
Total revenues	3,004	4,498
Costs and expenses
Land sales	353	—
Operating properties	2,280	2,799
Selling, general, and administrative	7,412	10,790
Management fees—related party	—	1,287
Total costs and expenses	10,045	14,876
Segment loss	$(7,041)	$(10,378)
Revenues. Revenues decreased by $1.5 million, or 33.2%, to $3.0 million for the three months ended March 31, 2017, from $4.5 million for the three months ended March 31, 2016. We sold no residential homesites or commercial acres during either period. Revenues in both periods represent recognition of deferred revenue and collection of various builder fees related to prior period land sales.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $3.4 million, or 31.3%, to $7.4 million for the three months ended March 31, 2017, from $10.8 million for the three months ended March 31, 2016. This decrease was primarily due to decreased legal expenses related to certain on-going legal matters.
Management fees. Management fees were $1.3 million for the three months ended March 31, 2016. As a result of our acquisition of the Management Company in connection with the Formation Transactions, our development management agreement for Newhall Ranch was terminated on May 2, 2016, and we had no management fees for the three months ended March 31, 2017.
San Francisco Segment
In the Formation Transactions, our subsidiary, the Operating Company, acquired a controlling interest in, and became the manager of, the San Francisco Venture. As a result, the San Francisco Venture, which is developing The San Francisco Shipyard and Candlestick Point, is now our consolidated subsidiary.
Located almost equidistant between downtown San Francisco and the San Francisco International Airport, The San Francisco Shipyard and Candlestick Point consists of approximately 800 acres of bayfront property in the City of San Francisco. The San Francisco Shipyard and Candlestick Point is designed to include approximately 12,000 homesites and approximately 4.1 million square feet of commercial space, making this community the largest development of its type in the history of San Francisco. In 2017, we intend to seek approval from governmental authorities to increase total commercial space (including retail, hotels, artists’ studios, maker space, community uses and schools) in this community from approximately 4.1 million square feet to approximately 6.6 million square feet.
In 2013, prior to our acquisition, the San Francisco Venture commenced land development and began selling homes in April 2015. In November 2014, the San Francisco Venture also entered into a joint venture agreement with The Macerich Company ("Macerich") to construct an approximately 550,000 square foot urban retail outlet shopping district at Candlestick Point.
On May 2, 2016, the San Francisco Venture transferred to a joint venture (the "Lennar-CL Venture") between Lennar and an affiliate of Castlelake certain assets and liabilities of the San Francisco Venture, including property within The San Francisco Shipyard and Candlestick Point, known as the Phase 1 Land (the "Separation Transaction"). The Lennar-CL Venture is responsibile for current and future residential construction on the Phase 1 Land. We are not entitled to any of the proceeds from future sales of homes on the Phase 1 Land (although we will receive a marketing fee for each home sold).
We have entered into an agreement with the Lennar-CL Venture pursuant to which the Lennar-CL Venture has agreed to transfer to us entitlements for at least 172 homesites and at least 70,000 square feet of retail space for use in the development of other portions of The San Francisco Shipyard and Candlestick Point.
At The San Francisco Shipyard, approximately 408 acres will not be conveyed until the U.S. Navy satisfactorily completes its finding of suitability to transfer process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Based on our discussions with the U.S. Navy and a final federal facility agreement schedule for 2017 prepared by the U.S. Navy, we expect the U.S. Navy to deliver approximately 90 acres in 2018 and the balance in 2019 through 2022. It is possible that the finding of suitability to transfer process could delay or impede the scheduled transfer of these parcels, which would in turn delay or impede our future development of such parcels.
We have entered into development management agreements to provide development management services with respect to the Treasure Island and Concord communities and the property within The San Francisco Shipyard and Candlestick Point owned by the Lennar-CL Venture. These agreements include a monthly base fee and, in some cases, include a reimbursement for defined project team costs. Our San Francisco segment includes results attributable to these agreements.

Three Months Ended March 31, 2017
The following table summarizes the results of operations of our San Francisco segment for the three months ended March 31, 2017.

Three months ended March 31, 2017
(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$83,804
Operating property	25
Management services—related party	1,396
Total revenues	85,225
Costs and expenses
Land sales	80,094
Management services	113
Selling, general, and administrative	6,660
Total costs and expenses	86,867
Segment loss	$(1,642)
Land sales—related party. In addition to the collection of builder marketing fees and in connection with the Separation Transaction, the San Francisco Venture entered into two purchase and sale agreements with the Lennar-CL Venture for real estate within The San Francisco Shipyard and Candlestick Point community. During the three months ended March 31, 2017, the first of the two agreements closed escrow, resulting in gross proceeds of $91.4 million on 3.6 acres planned for construction of up to 390 for-sale attached homesites. The San Francisco Venture is required to complete certain infrastructure elements under the terms of the purchase and sale agreement and as of March 31, 2017, we have deferred $10.4 million in revenue related to the sale that will be recognized as the development obligations are completed.
Selling, general, and administrative. Selling, general, and administrative expenses were primarily comprised of employee related costs of $4.1 million and $0.9 million for legal and other professional fees.
Great Park Segment
In the Formation Transactions, we acquired a 37.5% Percentage Interest in the Great Park Venture, and we account for our investment using the equity method of accounting. At the same time, we also acquired all of the interests in the Management Company, an entity which performs development management services at Great Park Neighborhoods. Because of the relationship between the Management Company and the Great Park Venture, we assess our investment in the Great Park Venture based on the financial information for the Great Park Venture in its entirety, and not just our equity interest in it. As a result, our Great Park segment consists of the operations of both the Great Park Venture and the Management Company.
Great Park Neighborhoods consists of approximately 2,100 acres in Orange County and is being built around the approximately 1,300 acre Orange County Great Park, a metropolitan public park that is under construction and, upon completion, will be nearly twice the size of New York’s Central Park. Great Park

Neighborhoods is designed to include approximately 9,500 homesites and approximately 4.9 million square feet of commercial space.

The Great Park Venture sold the first homesites in April 2013 and, as of March 31, 2017, had sold 3,866 homesites (including 544 affordable homesites) and commercial land allowing for development of up to 2 million square feet of commercial (research and development) space for aggregate consideration of approximately $1.68 billion.
Three Months Ended March 31, 2017
The following table summarizes the results of operations of our Great Park segment for the three months ended March 31, 2017.

Three months ended March 31, 2017
(in thousands)
Statement of Operations Data
Revenues
Land sales	$1,866
Land sales—related party	2,807
Management services—related party	4,074
Total revenues	8,747
Costs and expenses
Land sales	2,553
Management services	2,535
Selling, general, and administrative	5,669
Management fees—related party	1,539
Total costs and expenses	12,296
Segment loss	$(3,549)
Total revenues. Land sale revenues and land sale revenues from related parties were recognized by the Great Park Venture from the recognition of deferred land sale revenues from prior period land sales in addition to the collection of builder marketing fees. As part of the acquisition of the Management Company in connection with the Formation Transactions, we assumed an agreement to provide development management services to the Great Park Venture. Under this agreement, we receive a base management fee, reimbursement for certain defined project team costs and the right to receive certain defined incentive compensation upon the achievement of certain milestones. Related party management fee services for the three months ended March 31, 2017 include amounts for both the base fee and the project team reimbursements. No revenue from incentive compensation was recognized during the three months ended March 31, 2017.
Land sales costs. Cost of land sales was attributable to recognition of deferred revenue by the Great Park Venture.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the Management Company's project team that is managing the development of the Great Park Neighborhoods.

Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs and project team and other administrative costs that are reimbursed to the Management Company per the terms of the development management agreement.

Management fees. Management fees incurred by the Great Park Venture for the three months ended March 31, 2017 are comprised of only the base development management fee.
The table below reconciles the Great Park segment results to the equity in loss from unconsolidated entity reflected in the consolidated statement of operations for the three months ended March 31, 2017.

Three months ended March 31, 2017
(in thousands)
Segment net loss from operations	$(3,549)
Less net income of Management Company	1,539
Net loss of Great Park Venture	(5,088)
The Company’s share of net loss	(1,908)
Basis difference accretion	(968)
Equity in loss in Great Park Venture	$(2,876)
Liquidity and Capital Resources
As of March 31, 2017, we had $82.5 million of consolidated cash and cash equivalents, compared to $62.3 million at December 31, 2016. Our short-term liquidity requirements have historically been met with available cash, cash flows from our communities and reimbursements from public financing, including CFDs and state and federal grants. In addition, as a part of the Formation Transactions, we received a capital contribution of $120 million from the prior owners of the San Francisco Venture, affiliates of Lennar and Castlelake, the last installment of which was received in early 2017.
In April 2017, the Operating Company entered into a $50 million senior unsecured revolving credit facility (the "Revolving Credit Facility") that provides for borrowings and issuances of letters of credit in an aggregate amount of up to $50 million initially, with an accordion feature that will allow the Operating Company to increase the maximum aggregate amount to $100 million, subject to certain conditions, including receipt of commitments. The Revolving Credit Facility matures in two years, with two options for the Operating Company to extend the maturity date, in each case, by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. Borrowings under the Revolving Credit Facility bear interest at LIBOR plus a margin ranging from 1.75% to 2.00% based on the Operating Company’s leverage ratio. No funds have been drawn on the Revolving Credit Facility.
On May 15, 2017, we completed an initial public offering ("IPO") resulting in net proceeds of $319.7 million after paying underwriting discounts and commissions but before deducting offering expenses. We contributed the net proceeds of the IPO to the Operating Company in exchange for Class A units of the Operating Company.
Concurrent with the IPO, we completed a private placement with an affiliate of Lennar in which the Operating Company sold 7,142,857 of its Class A units at a price of $14.00 per unit and we sold an equal number of our Class B common shares at a price of $0.00633 per share. There were no underwriting fees, discounts or commissions, and aggregate proceeds from the private placement were $100.0 million. We contributed our proceeds from the private placement of Class B common shares to the Operating Company in exchange for Class B units of the Operating Company.
The Great Park Venture has given notice that it intends to repurchase approximately 73 net acres of commercial land in the Great Park Neighborhoods from a subsidiary of Broadcom Limited (“Broadcom”). The Great Park Venture sold the land to Broadcom in March 2015 but retained an option (the “Repurchase Option”) to repurchase the property prior to a sale by Broadcom to a third party. The Great Park Venture assigned the Repurchase Option to its newly formed subsidiary, Five Point Office Venture I, LLC (“FPOV”). The aggregate purchase price for the land and related improvements and entitlements is approximately $443 million, subject to prorations and adjustments. As part of the transaction, two of the buildings on the property (approximately 640,000 aggregate square feet) would be leased back to Broadcom. The financing for such purchase has not yet been finalized but would likely include a combination of project-level debt financing and equity from certain existing investors. Although we own a 37.5% Percentage Interest in the Great Park Venture, it is currently anticipated that our ownership interest in FPOV and the property will be a greater percentage in connection with the purchase. The closing is subject to certain conditions but would be expected to occur in the third quarter of 2017. There can be no assurance that FPOV will complete the purchase at all or on terms that are attractive to it or us.
Our short-term liquidity needs consist primarily of operating expenses and development expenditures. The development stages of our master-planned communities continue to require significant cash outlays. Cash flows from operating activities are expected to vary significantly as revenues are primarily generated by land sales. However, we expect to meet our liquidity requirements for at least the next 12 months.
Our long-term liquidity needs relate primarily to future development expenditures, and vertical construction costs for commercial and multi-family properties that we may retain for our income-producing portfolio. We budget our cash development costs on an annual basis. Budgeted amounts are expected to be funded through a combination of available cash, cash flows from our communities and reimbursements from public financing, including CFDs, tax increment financing and local, state and federal grants. Budgeted amounts are subject to change due to delays or accelerations in construction or regulatory approvals, changes in inflation rates and other increases (or decreases) in costs. We may also modify our development plans or change the sequencing of our communities in response to changing economic conditions, consumer preferences and other factors, which could have a material impact on the timing and amount of our development costs.
We currently expect to have sufficient capital to fund the horizontal development of our communities in accordance with our development plan for several years. However, we may experience cost increases, our plans may change or circumstances may arise that result in our needing additional capital to execute our development plan. In addition, the level of capital expenditures in any given year may vary due to, among other things, the number of communities or neighborhoods under development and the number of planned deliveries, which may vary based on market conditions. We may seek to raise additional capital by accessing the debt or equity capital markets or with one or more revolving or term loan facilities or other public or private financing alternatives. These financings may not be available on attractive terms, or at all.

Indebtedness
The following table sets forth certain information with respect to our outstanding indebtedness as of March 31, 2017:

Indebtedness	Principal Balance (1)	Fixed / Floating Rate	Effective Annual Interest Rate	Estimated Principal Balance at Maturity (1)	Maturity Date
Settlement note (2)	$4,388	Fixed	12.8%	$5,000	2018 (2)
Macerich note (3)	$65,130	Floating	LIBOR +2.00%	$65,130	2018 (3)

(1) Amounts in thousands.
(2) The settlement note represents the settlement of an April 2011 third party dispute related to a land acquisition in which we issued a $12.5 million non-interest-bearing promissory note. At issuance, we recorded a discount on the face value of the promissory note at an imputed interest rate of approximately 12.8%. Amortization expense of this discount is capitalized to our inventory each period. During the three months ended March 31, 2017 and 2016, we capitalized amortization expense of $0.1 million and $0.3 million, respectively. We made a $5.0 million principal payment in April 2016 and as of March 31, 2017, the settlement note has one remaining principal payment of $5.0 million due April 2018. The settlement note is secured by certain real estate assets of the Company with a carrying value of approximately $24.5 million at March 31, 2017.
(3) The promissory note will mature on December 31, 2018 if it has not yet been contributed to our joint venture with Macerich. In addition, the promissory note will automatically mature 30 days after termination of the related development and acquisition agreement, which can be terminated by Macerich if we fail to achieve certain milestones, including our conveyance of the underlying land, by December 31, 2017.
Tax Receivable Agreement
Simultaneous with, but separate and apart from the Formation Transactions, we entered into a TRA with the holders of Class A units of the Operating Company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of (a) increases in tax basis that are attributable to exchanges of Class A units of the Operating Company for our Class A common shares or cash or certain other taxable acquisitions of equity interests by the Company, (b) allocations that result from the application of the principles of Section 704(c) of the Code and (c) tax benefits related to imputed interest or guaranteed payments deemed to be paid or incurred by us as a result of the TRA.

Summary of Cash Flows
The following table outlines the primary components of our cash flows (in thousands):

	For the three months ended March 31
	2017	2016
Operating activities	$23,323	$(13,286)
Investing activities	4,492	20,866
Financing activities	(7,652)	(132)

Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales offset by cash outlays for land development costs, employee compensation, management fees and selling, general, and administration costs. Our operating cash flows vary significantly each year due to the timing of land sales and the development efforts related to our master-planned communities.
Net cash used in operating activities increased $36.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to $91.2 million in net proceeds received upon closing escrow for the land sale at the San Francisco Venture during the three months ended March 31, 2017. Offsetting these proceeds, was an increase in land development costs, including entitlement costs on real estate inventory primarily related to the San Francisco Venture, the operations of which are not included in our financial results for the three months ended March 31, 2016. Further offsetting the increase was the increased use of operating cash for selling, general, and administrative costs, the increase in which is primarily attributed to the consolidated operations of the San Francisco Venture and to the Management Company being included in our consolidated results for the three months ended March 31, 2017.
Cash Flows from Investing Activities. Net cash provided by investing activities was $4.5 million for the three months ended March 31, 2017, a decrease of $16.4 million compared with net cash provided by investing activities of $20.9 million for the three months ended March 31, 2016.
For the three months ended March 31, 2017, we used $25.2 million to purchase investments in debt securities. Offsetting this use was the receipt of proceeds of a $30.0 million capital commitment received from the prior owners of the San Francisco Venture in connection with the Formation Transactions. During the three months ended March 31, 2016, we received proceeds from the maturity of investments in debt securities, which proceeds were not reinvested and became available for use in operating activities.
Cash Flows from Financing Activities. Cash used in financing activities was $7.7 million for the three months ended March 31, 2017, an increase of $7.5 million compared to $0.1 million net cash used in financing activities for the three months ended March 31, 2016. Cash used during 2017 was primarily related to a $6.5 million use of cash to net settle certain share based compensation awards for tax withholding purposes. Additionally, we spent $1.1 million in equity offering costs associated with the IPO.

Fixed-Term Contractual Obligations
The following table aggregates our contractual obligations and commitments as of March 31, 2017:

	Payment due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$12,273	$3,005	$5,882	$3,386	$—
Interchange funding agreement (1)	8,800	8,800	—	—	—
Water purchase agreement (2)	37,523	1,194	2,506	2,672	31,151
Settlement Note	5,000	—	5,000	—	—
Related party EB-5 loan reimbursements (3)	114,963	4,211	58,230	52,522	—
Total	$178,559	$17,210	$71,618	$58,580	$31,151

(1) In January 2012, we entered into an agreement with Los Angeles County pursuant to which we agreed to finance construction costs of an interchange project that Los Angeles County is administering. The interchange project is a critical infrastructure project that will benefit Newhall Ranch. Under the agreement, we have committed to pay the remainder of the actual construction costs, up to $8.8 million, expected to be paid within twelve months of March 31, 2017.
(2) We are subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for our exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term.
(3) Beginning in October 2013, certain subsidiaries of the San Francisco Venture entered into EB-5 loan agreements with lenders that are authorized by the United States Citizenship and Immigration Services to raise capital from foreign nationals who seek to obtain permanent residency in the United States. On May 2, 2016, in connection with the Separation Transactions, the Lennar-CL Venture assumed the EB-5 loan liabilities, and the San Francisco Venture entered into reimbursement agreements pursuant to which it agreed to reimburse the Lennar-CL Venture for a portion of the EB-5 loan liabilities and related interest. The amounts set forth in the above table include interest based on the weighted average interest rate of 4.1%.
Other Contractual Obligations
The following contractual obligation payments are not included in the table above due to the contingent nature and timing of the payment obligations. Unless otherwise stated, all of the below contractual obligation payments are as of March 31, 2017.
Our promissory note issued to an affiliate of Macerich in the amount of $65.1 million will mature on December 31, 2018 unless it has been contributed to the joint venture with Macerich. The Macerich note is only due and payable in the event of a termination of the joint venture. Therefore, the note is not included in the table above because we deem the possibility of repayment to be remote.
We are obligated to cause the completion of development activities associated with prior land sales. Payments under these agreements become due upon the occurrence of certain events and the completion of specified development work.
We have future payments for contributions related to our defined benefit pension plan, which we estimate will include contributions of $0.5 million over the next twelve months. In 2004, our defined benefit pension plan was amended to cease future benefit accruals for services provided by participants of the plan and to close the plan to new participants.

We have $7.8 million of initiation fee refund obligations for our golf operations. Each initiation fee generally is fully refundable 30 years from the date a member joins the golf club or upon resignation when certain conditions are met as outlined in the membership agreement.
We are committed under various letters of credit ("LOCs") to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $2.2 million and $13.8 million at March 31, 2017 and December 31, 2016, respectively. At each of March 31, 2017 and December 31, 2016, we had $2.2 million in restricted cash and certificates of deposit securing certain of our LOCs.
As required by the disposition and development agreements (the "DDAs") between the San Francisco Venture and the San Francisco Agency, the San Francisco Venture has given two guarantees to the San Francisco Agency, limited to a maximum of $5.5 million per guaranty. In connection with the Separation Transaction, Lennar has agreed to replace one of the guarantees provided by the San Francisco Venture to the San Francisco Agency and to indemnify the San Francisco Venture for any losses incurred with respect to such guaranty. Pursuant to the DDAs, the San Francisco Venture also provided the San Francisco Agency with a guaranty of infrastructure obligations with a maximum obligation of $21.4 million in April 2014, and an additional guaranty of infrastructure obligations was made with a maximum obligation of $8.1 million in March 2016.
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the following:
Consolidation
The consolidated financial statements include our accounts and the accounts all subsidiaries in which we have a controlling interest and variable interest entities ("VIEs") in which we are deemed to be the primary beneficiary. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We examine specific criteria and use our judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s) and contracts to purchase assets from VIEs. Our consolidated financial statements include the consolidation of four VIEs, two of which were acquired in the Formation Transactions. The accounting policy relating to VIEs is a critical accounting policy because the determination of whether an entity is a VIE and, if so, whether we are primary beneficiary, may require us to exercise significant judgment.
Business Combinations
We account for businesses we acquire in accordance with ASC Topic 805, Business Combinations. This methodology requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. Accordingly, we recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and noncontrolling interests in the acquiree, based on the fair value estimates as of the date of acquisition. Any excess of the purchase consideration over the net fair value of tangible and identified intangible assets acquired, less liabilities assumed, is recorded as goodwill. The costs of business acquisitions are expensed as incurred. These costs may include fees for accounting, legal, professional consulting and valuation specialists. Purchase price allocations may be preliminary and, during the measurement period, not to exceed one year from the date of acquisition, there may be changes in assumptions and estimates that result in adjustments to the fair values of assets acquired and liabilities assumed in the period the adjustments are determined. Contingent consideration assumed in a business combination is measured at fair value for each reporting period, and any change in the fair value, from either the passage of time or events occurring after the acquisition date, is recorded in the results of operations.
The estimated fair value of the acquired assets and assumed liabilities requires significant judgments by management. Based on the businesses that have been acquired, the most significant assets and liabilities requiring such judgments are inventories, intangible assets and related party liabilities.
For purposes of the Formation Transactions, the fair value of inventories was determined primarily by a discounted cash flow model. Projected cash flows are significantly affected by estimates of land sales prices, development costs and cost reimbursements. In forming such estimates, we make assumptions about market conditions that include the length of time and cost to complete the entitlements on our land, the cost of labor and materials to complete land development obligations, the type and size of homes and commercial buildings that will be built on our land and the associated costs of labor and materials to construct those homes and commercial buildings, and the sales price of homes to residents. In determining these assumptions, we utilize historical trends and data from past development projects in addition to internal and external market studies and trends, which generally include analysis of population growth and household formations, job and wage growth, mortgage interest rates, home prices and the supply, price and inflation rates of raw materials.
The fair value of intangible assets and the ultimate settlement amount of certain related party liabilities of the businesses acquired are a function of future financial results and thus highly dependent on the cash flows that result from the development and sales of the Company’s owned and managed communities as described above. For purposes of the Formation Transactions, the fair values of these assumed liabilities and our related party EB-5 reimbursement obligation were determined primarily by a discounted cash flow model. The determination of fair value also requires discounting the estimated cash flows at a rate that we believe a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams.
We believe that the accounting policy related to business combinations is a critical accounting policy because (1) assumptions inherent in the valuation of assets acquired and liabilities assumed are highly subjective and (2) the impact of recognizing the assets acquired and liabilities assumed is expected to be material to our consolidated financial statements upon the acquisition date and going forward, with a continued impact on cost of sales and interest expense. Because of changes in economic and market conditions and assumptions and estimates required of management in valuing the components of the business combination, actual results could differ materially from management’s assumptions and may require material inventory impairment charges to be recorded in the future.
Revenue Recognition
Revenues from land sales are recognized when a significant down payment is received, the earnings process is complete, title passes and the collectability of any receivable is reasonably assured. When we have an obligation to complete development on sold property, we utilize the percentage-of-completion method of accounting to record revenues, deferred revenues and earnings. Under percentage-of-completion accounting, revenues and earnings are recognized based upon the ratio of development cost completed to the estimated total cost of the property sold, provided that required sales recognition criteria have been met.
Estimated costs include direct costs to complete development on the sold property in addition to indirect costs and certain cost reimbursements for infrastructure and amenities that benefit the entire project. Significant assumptions used to estimate total costs include engineering and construction estimates for such inputs as unit quantities, unit costs, labor costs and development timelines. Reimbursements received are predominately funded from CFD bond issuances or other tax increment financing arrangements. The estimate of proceeds available from reimbursement financing arrangements is impacted by home sale absorption and assessed values and market demand for CFD bond issuances. Changes in estimated total cost of the property sold will impact the amount of revenue and profit recognized under percentage-of-completion accounting in the period in which they are determined and future periods. Estimated losses, if any, on sold property are recognized in the period in which such losses are determined.
Some of our residential homesite sale agreements contain a profit participation provision whereby we receive from homebuilders a portion of the home sales prices after the builder has received an agreed-upon margin.

If the project profitability falls short of the participation threshold, we receive no additional revenues and have no financial obligation to the builder. Revenues from profit participation are recognized when sufficient evidence exists that the homebuilding project has met the participation thresholds and the profit participations have been collected or are reasonably assured of collection. We will defer revenue on amounts collected in advance of meeting the recognition criteria. Any profit participation provision is evaluated each period to determine the portion earned, which portion would then be included in land sales in the consolidated statements of operations. In addition, some residential homesite sale agreements contain a provision requiring the homebuilder to pay a marketing fee per residence sold, as a percentage of the home sale price. Marketing fees are recognized as revenue when collected.
In addition, we record revenue from management services over the period in which the services are performed, fees are determinable and collectability is reasonably assured. We record revenues from annual fees ratably over the contract period using the straight-line method. In some of our development management agreements, we receive additional compensation equal to the actual general and administrative costs incurred by our project team.
Included in operating properties revenues in the consolidated statements of operations are revenues from our agriculture and energy operations and our golf club operation, Tournament Players Club at Valencia Golf Course.
We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue, the complexity of estimates when utilizing the percentage-of-completion method and the significant degree of judgment in evaluating recognition criteria.
Impairment of Assets
Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment indicators for long-lived inventory assets include, but are not limited to, significant increases in land development costs, significant decreases in the pace and pricing of home sales within our communities and surrounding areas and political and societal events that may negatively impact the local economy. For operating properties, impairment indicators may include significant increases in operating costs, decreased utilization and continued net operating losses. If indicators of impairment exist, and the undiscounted cash flows expected to be generated by a long-lived asset are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such long-lived asset to its estimated fair value. We generally estimate the fair value of our long-lived assets using a discounted cash flow model or through appraisals of the underlying property or a combination thereof.
Our projected cash flows for each long-lived inventory asset are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development costs and other factors. For operating properties, our projected cash flows also include estimates and assumptions about the use and eventual disposition of such properties, including utilization, capital expenditures, operating expenses, and the amount of proceeds to be realized upon eventual disposition of such properties.
In determining these estimates and assumptions, we utilize historical trends from our past development projects, in addition to internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics and unemployment rates. Using all available information, we calculate our best estimate of projected cash flows for each asset. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change as market and economic conditions change. The determination of fair value also requires discounting the estimated cash flows at a rate that we believe a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in determining each asset’s fair value generally depends on the asset’s projected life and development stage.

Inventories
Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized inventory costs include land, land development, real estate taxes and interest related to financing development and construction. Land development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as schools, utilities, roads and bridges; and site costs, such as grading and amenities, to prepare the land for sale. Project litigation costs are charged to expense when incurred. Costs that cannot be clearly associated with the acquisition, development and construction of a real estate project or related selling expense are expensed as incurred. Certain public infrastructure project costs incurred by us are eligible for reimbursement, typically, from the proceeds of CFD bond debt, tax increment financing, state or federal grants or property tax assessments.
A portion of capitalized inventory costs is allocated to individual parcels within a project using the relative sales value method. Under the relative sales value method, each parcel in the project under development is allocated costs in proportion to the estimated overall sales price of the project such that each parcel to be sold reflects the same gross profit margin. Since this method requires us to estimate the expected sales price for the entire project, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
We believe that the accounting related to capitalization of inventory is a critical accounting policy because assumptions inherent in the determination of costs to be capitalized and assumptions used to estimate a project’s total revenues and total costs are subjective.
Investments in Unconsolidated Entities
For investments in entities that we do not control, but over which we exercise significant influence, we use the equity method of accounting. Our judgment with regard to our level of influence or control of an entity involves consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, our ability to participate in policy-making decisions and the rights of other investors to participate in the decision-making process to replace us as manager or to liquidate the entity. Investments accounted for under the equity method of accounting are recorded at cost and adjusted for our share in the earnings (losses) of the venture and cash contributions and distributions. Any difference between the carrying amount of the equity method investment on our balance sheet and the underlying equity in net assets on the entity’s balance sheet results in a basis difference which is adjusted as the related underlying assets are depreciated, amortized or sold and the liabilities are settled. We generally allocate income and loss from unconsolidated entities based on the venture’s distribution priorities, which may be different from its stated ownership percentage.
We evaluate the recoverability of our investment in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, we estimate the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "temporary" or "other-than-temporary." In making this assessment, management considers (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity and (3) our intent and ability to retain our interest long enough for a recovery in market value. If management concludes that the impairment is "other-than-temporary," we reduce the investment to its estimated fair value.
We believe that the accounting related to investments in unconsolidated entities is a critical accounting policy because (1) the impact of our share in our significant equity method investee is material to our financial statements and (2) we make significant estimates on the fair value of the investment to determine its recoverability.

Income Taxes
We record income taxes in accordance with ASC 740, which requires an asset and liability approach, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. When assessing the need for a valuation allowance, we consider among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with operating loss and tax credit carryforwards and tax planning alternatives, to the extent these items are applicable. Any increase or decrease in a valuation allowance could have a material adverse effect or beneficial effect on our income tax provision and net income or loss in the period the determination is made. We recognize interest or penalties related to income tax matters in income tax expense.
Recently Issued Accounting Pronouncements and Developments
See Note 2 of our condensed consolidated financial statements included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of March 31, 2017.
Seasonality
Our business and results of operations are not materially impacted by seasonality.
Inflation
Inflation poses a risk to our business due to the possibility that higher prices would increase our development expenditures. In particular, our development expenditures are influenced by the price of oil, which is used in our development activities, including grading and paving roads. However, inflation can also indirectly improve our revenues by increasing the amount that homebuyers and commercial buyers are willing to pay for newly constructed homes and commercial buildings, which in turn, increases the amount that homebuilders and commercial developers are willing to pay for our residential and commercial lots. In addition, because sales of homesites typically include participation provisions that allow us to share in the profits realized by the homebuilders if the overall profitability of a block of homes exceeds an agreed-upon margin, we may be able to receive additional benefit in the event of inflation.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relative to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and floating rates. Although we do not currently do so, we may in the future manage our market risk on floating rate debt by entering into swap arrangements to in effect fix the rate on all or a portion of the debt for varying periods up to maturity. This would, in turn, reduce the risks of variability of cash flows created by floating rate debt and mitigate the risk of increases in interest rates. Our objective when undertaking such arrangements would be to reduce our floating rate exposure, as we do not plan to enter into hedging arrangements for speculative purposes.
As of March 31, 2017, we had outstanding consolidated indebtedness of $69.5 million, $65.1 million of which bears interest based on floating interest rates. If the relevant rates used to determine the interest rates on this floating rate indebtedness were to increase (or decrease) by 100 basis points, the interest expense would increase (or decrease) by approximately $0.7 million annually.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer (the "Certifying Officers"), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    Legal Proceedings
See Note 13 of our condensed consolidated financial statements included under Item 1 of this report for a discussion of legal proceedings.

ITEM 1A.     Risk Factors

You should carefully consider the following material risks, as well as the other information contained in this Quarterly Report on Form 10-Q, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such an event, the trading price of our Class A common shares could decline and you could lose part or all of your investment.
Risks Related to Real Estate
Our performance is subject to risks associated with the real estate industry.
Our economic performance is subject to various risks and fluctuations in value and demand, many of which are beyond our control. Certain factors that affect real estate generally and our properties specifically may adversely affect our revenue from land sales or leasing of retail or other commercial space. The following factors, among others, may adversely affect the real estate industry, including our properties, and could therefore adversely impact our financial condition and results of operations:

•	downturns in economic conditions or demographic changes at the national, regional or local levels, particularly in the areas where our properties are located;

•	significant job losses and unemployment levels, which may decrease demand for our properties;

•	competition from other residential communities, retail properties, office properties or other commercial space;

•	inflation or increases in interest rates;

•	limitations on the availability, or increases in the cost, of financing for homebuilders, commercial builders or commercial buyers or mortgage financing for homebuyers;

•	limitations, reductions or eliminations of tax benefits for homeowners;

•	reductions in the level of demand for homes or retail or other commercial space in the areas where our properties are located;

•	fluctuations in energy costs;

•	decreases in underlying value of properties in the areas where our properties are located;

•	increases in the supply of homes or retail or other commercial space in the areas where our properties are located;

•	declines in consumer confidence and spending; and

•	public perception that any of the above events may occur.
There are significant risks associated with our development and construction projects that may prevent completion on budget and on schedule.
At our projects, we are engaged in extensive construction activity to develop each community’s infrastructure, including grading and installing roads, sidewalks, gutters, utility improvements (such as storm drains, water, gas, sewer, power and communications), landscaping and shared amenities (such as community buildings, neighborhood parks, trails and open spaces) and other actions necessary to prepare each residential and commercial lot for construction. In addition, although we primarily rely on homebuilders to purchase homesites at our communities and construct homes, we may in the future construct a portion of the homes ourselves. For commercial or multi-family properties that we retain in the future, we may also construct the buildings ourselves. Our development and construction activities entail risks that could adversely impact our financial condition and results of operations, including:

•	construction costs, which may exceed our original estimates due to increases in materials, labor or other costs, which could make the project less profitable;

•	permitting or construction delays, which may result in increased debt service expense and increased project costs, as well as deferred revenue;

•	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;

•
federal, state and local grants to complete certain highways, interchange, bridge projects or other public improvements may not be available, which could increase costs and make the project less profitable;

•	claims for warranty, product liability and construction defects after a property has been built;

•	claims for injuries that occur in the course of construction activities;

•	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;

•	health and safety incidents and site accidents;

•	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;

•	labor stoppages, slowdowns or interruptions;

•	compliance with environmental planning and protection regulations and related legal proceedings;

•	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings;

•	delay or inability to acquire property, rights of way or easements that may result in delays or increased costs; and

•	weather-related and geological interference, including landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.
In addition, at The San Francisco Shipyard, certain parcels of land will not be conveyed to the San Francisco Venture until the U.S. Navy satisfactorily completes its finding of suitability to transfer process. In the event that the U.S. Navy takes longer than expected to complete its finding of suitability to transfer process, we may be forced to delay development of portions of The San Francisco Shipyard until such parcels are conveyed. In addition, allegations that a contractor hired by the U.S. Navy misrepresented the scope of its remediation work at The San Francisco Shipyard has resulted in governmental investigations, which could delay or impede the scheduled transfer of these parcels, which would in turn delay or impede our future development of such parcels.
At Newhall Ranch, we are party to royalty-based lease agreements with oil and gas operators. Pursuant to the terms of these leases, the oil and gas operators are required to remediate certain environmental impacts caused by their operations following expiration of such leases. In the event that they take longer than expected to complete such remediation or default in their obligation, such that we are required to complete such remediation, we may be forced to delay development of Newhall Ranch until such remediation is complete or incur additional costs that are currently obligations of the oil and gas operators.

We cannot assure you that projects will be completed on schedule or that construction costs will not exceed budgeted amounts. Failure to complete development or construction activities on budget or on schedule may adversely affect our financial condition and results of operations.

Zoning and land use laws and regulations may increase our expenses, limit the number of homes or commercial square footage that can be built or delay completion of our projects and adversely affect our financial condition and results of operations.
Although there are agreements with the City of Irvine for Great Park Neighborhoods and the City and County of San Francisco for The San Francisco Shipyard and Candlestick Point that protect existing entitlements, our communities are subject to numerous local, state, and federal laws and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters that impose restrictive zoning and density requirements in order to limit the number of homes or commercial square feet that can eventually be built within the boundaries of a particular area, as well as governmental taxes, fees and levies on the acquisition and development of land parcels. These regulations often provide broad discretion to the administering governmental authorities as to the conditions for our projects being approved, if approved at all. Further, if the terms and conditions of the development agreements with the Cities of Irvine and San Francisco are not complied with, existing entitlements under those agreements could be lost, including (in the case of San Francisco) the right to acquire certain portions of the land on which development activity is expected. New housing and commercial developments are often subject to determinations by the administering governmental authorities as to the adequacy of water and sewage facilities, roads and other local services, and may also be subject to various assessments for schools, parks, streets, affordable housing and other public improvements. As a result, the development of properties may be subject to periodic delays in certain areas due to the conditions imposed by the administering governmental authorities. Due to building moratoriums, zoning changes or "slow-growth" or "no-growth" initiatives that could be implemented in the future in the areas in which our properties are located, our communities may also be subject to periodic delays, or we could be precluded entirely from developing in certain communities or otherwise restricted in our business activities. Such moratoriums or zoning changes can occur prior or subsequent to commencement of our development operations, without notice or recourse. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdictions. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development. As a result, revenue from land sales or leasing of retail or other commercial space may be adversely affected, or costs may increase, which could negatively affect our financial condition and results of operations.
In addition, laws and regulations governing the approval processes provide third parties the opportunity to challenge proposed plans and approvals. Certain of our plans and approvals have been challenged by third parties, such as environmental groups, and are currently the subject of ongoing legal proceedings. These and any future third-party challenges to our planned developments provide additional uncertainties in real estate development planning and entitlements. Third-party challenges in the form of litigation could result in the denial of our right to develop in accordance with our current development plans, or could adversely affect the length of time or the cost required to obtain the necessary governmental approvals to develop. In addition, adverse decisions arising from any litigation could increase the cost and length of time to obtain ultimate approval of a project, and could adversely affect the design, scope, plans and profitability of a project, which could negatively affect our financial condition and results of operations.
We incur significant costs, and may be subject to delays, in obtaining entitlements, permits and approvals before we can begin development or construction of our projects and begin to recover our costs.
Before any of our projects can generate revenues, we make material expenditures to obtain entitlements, permits and development approvals. It generally takes several years to complete this process and completion times vary based on complexity of the project and the community and regulatory issues involved. We could also be subject to delays in construction, which could lead to higher costs and adversely affect our results of operations. Changing market conditions during the entitlement and construction periods could negatively impact our revenue from land sales or leasing of retail or other commercial space. As a result of the time and complexity involved in construction and obtaining approvals for our projects, we face the risk that demand for residential and commercial properties may decline and we may be forced to sell or lease properties at prices or rates that generate lower profit margins than we anticipated, or would result in losses. If values decline, we may be required to make material write-downs of the book value of our real estate assets or real estate investments.
On November 30, 2015, the Supreme Court of California issued a ruling under the California Environmental Quality Act ("CEQA") and other state statutes, which required the California Department of Fish and Wildlife ("CDFW") to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the Environmental Impact Report ("EIR") for Newhall Ranch. On June 14, 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits. The ruling also requires Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. Although the Supreme Court’s ruling does not include any monetary damage awards, it has resulted in the need to reassess certain elements of the project’s potential impacts, and will result in the need to modify certain aspects (such as specific mitigation measures or project design features) related to the development plan for Newhall Ranch, and which could reduce the number of homesites or amount of commercial square feet we are able to develop, increase our costs or our financial commitments to local or state agencies or organizations or otherwise reduce the profitability of the project, or adversely affect the length of time or the cost required to obtain CDFW’s approval of the corrected EIR. In addition, the ruling has resulted in delays in construction that have been taken into account in our anticipated delivery dates, but could result in further delays beyond those currently anticipated and reflected in our anticipated delivery dates, or changes in the sequencing of our communities.
We will have to make significant investments at our properties before we realize significant revenues.
We currently plan to spend material amounts on horizontal development at our communities. Those expenditures primarily reflect the costs of developing the infrastructure at our properties, including grading and installing roads, sidewalks, gutters, utility improvements (such as storm drains, water, gas, sewer, power and communications), landscaping and shared amenities (such as community buildings, neighborhood parks, trails and open spaces) and other actions necessary to prepare each residential and commercial lot for construction. We currently expect to have sufficient capital to fund the horizontal development of our communities in accordance with our development plan for several years. However, we may experience cost increases, our plans may change, new regulations and regulatory plan modifications or court rulings may affect our ability to develop or the cost to develop the project or circumstances may arise that result in our needing additional capital to execute our development plan. If we are not successful in obtaining additional financing to enable us to complete our projects, we may experience further delays or increased costs, and our financial condition and results of our operations may be adversely affected.
Our projects are subject to environmental planning and protection laws and regulations that require us to obtain permits and approvals that may be delayed, withheld or challenged by third parties in legal proceedings.
Our projects are subject to various environmental and health and safety laws and regulations. These laws and regulations require us to obtain and maintain permits and approvals, undergo environmental review processes and implement environmental and health and safety programs and procedures to mitigate the physical impact our communities will have on the environment (such as traffic impacts, health and safety impacts, impacts on public services and impacts on endangered, threatened or other protected plants and species) and to control risks associated with the siting, development, construction and operation of our projects, all of which involve a significant investment of time and expense. The particular environmental requirements that apply to a project vary depending on, among other things, location, environmental conditions, current and former uses of a property, the presence or absence of certain wildlife or habitats, and nearby conditions. We expect that increasingly stringent environmental requirements will be imposed on developers in the future. Such future requirements could include finalization of a currently proposed rule by the U.S. Fish and Wildlife Service ("USFWS") to list the San Fernando Valley spineflower as threatened under the federal Endangered Species Act ("Federal ESA"). The spineflower is located within our Newhall Ranch community. While permits and approvals have already been obtained from CDFW under the California Endangered Species Act for impacts to the spineflower resulting from our planned development activities in the Newhall Ranch community, if the USFWS makes a final determination to list the spineflower as threatened under the Federal ESA, it will require the U.S. Army Corps of Engineers ("Corps") to consult with the USFWS under the Federal ESA to ensure that the Corp’s prior issuance of a permit for development of the Newhall Ranch community does not jeopardize the continued existence of the spineflower. If the USFWS makes a final determination to list the spineflower as threatened, it also must, within one year, designate critical habitat for the spineflower, which could include portions of the Newhall Ranch community. When critical habitat is designated, the Corps may need to consult with the USFWS to evaluate the effect of its permit issuance on designated critical habitat.
These future environmental requirements could affect the timing or cost of our development. In addition, future environmental requirements could reduce the number of homesites or amount of commercial square feet we are able to develop, increase our financial commitments to local or state agencies or organizations or otherwise reduce the profitability of the project. Failure to comply with these laws, regulations and permit requirements may result in delays, administrative, civil and criminal penalties, denial or revocation of permits or other authorizations, other liabilities and costs, the issuance of injunctions to limit or cease operations and the imposition of additional requirements for future compliance as a result of past failures.
Certain of our environmental permits and approvals have been challenged by third parties, such as environmental groups, and are currently the subject of ongoing legal proceedings. On November 30, 2015, the Supreme Court of California issued a ruling addressing three issues related to the EIR portion of the Newhall Ranch Environmental Impact Statement/EIR, prepared by CDFW. A separate challenge to the Corps’ issuance of a permit for the Newhall Ranch community is currently pending in federal court before the Ninth Circuit Court of Appeals. Future environmental permits and approvals that we will need to obtain for development areas within our communities may be similarly challenged.
We could incur significant costs related to regulation of and litigation over the presence of asbestos-containing materials at our properties.
Environmental laws govern the control, presence, maintenance and removal of asbestos-containing materials ("ACM"). Such laws may impose fines and penalties, and, on occasion, we have had such penalties imposed against us, for failure to comply with these requirements. Such laws require that owners or operators of buildings or properties containing ACM properly manage and maintain it, adequately notify or train those who may come into contact with it, and undertake special precautions including asbestos dust monitoring, removal or other abatement if asbestos would be disturbed during construction, renovation or demolition activities. Certain buildings on our properties that are being and will be demolished (or have already been demolished) in connection with our development plans, and the soil at certain of our properties, contain ACM which must be handled in accordance with these laws. Such laws may increase our development costs, and subject us to fines and penalties and other liabilities and costs in the event compliance is not maintained. We have also been exposed to legal proceedings initiated by third parties and may in the future be exposed to third party liability (such as liability for personal injury associated with exposure to asbestos).
As an owner and operator of real property, we could incur liability for environmental contamination issues.
We have incurred costs and expended funds, and may do so again in the future, to comply with environmental requirements, such as those relating to discharges or threatened discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements, as a property owner or operator, we may be required to investigate and clean up hazardous or toxic substances or chemical releases at our communities or properties currently or formerly owned or operated by us, including as a result of the current and former oil and gas leasing operations at Newhall Ranch or as a result of prior activities conducted at the El Toro Base or The San Francisco Shipyard. Some of our properties have been or may be impacted by contamination arising from these or other prior uses of these properties, or adjacent properties. In this regard, certain portions of the El Toro Base and The San Francisco Shipyard have been or currently are listed on the USEPA’s National Priorities List as sites requiring cleanup under federal environmental law. Although the U.S. Navy has been primarily responsible for investigation and cleanup activities at these properties and will continue to have liability for future contamination that is discovered, we also may incur costs for investigation or cleanup of contamination that is discovered or disturbed during the course of our future development activities or otherwise. Similarly, in the event that oil and gas operators at Newhall Ranch do not fully remediate contamination resulting from such operations, we may incur such costs. As an owner and operator of real property, we could be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination at or from such real property. We may also be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances or waste at such facilities, without regard to whether we comply with environmental laws in doing so.
Environmental laws and requirements typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under the laws related to such requirements has been interpreted to be joint and several, meaning a governmental entity or third party may seek recovery of the entire amount from us even if there are other responsible parties, unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances, or fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to sell, lease or otherwise use our property. While we currently have and may maintain insurance policies from time to time to mitigate some or all of these risks, insurance coverage for such claims may be limited or nonexistent. In addition, to the extent that we have indemnification rights against third parties relating to any such environmental liability or remediation costs (such as, for example, the U.S. Navy under certain federal laws as a former owner and operator of the El Toro Base and The San Francisco Shipyard, and former oil and gas lessees under certain settlement agreements relating to portions of Newhall Ranch), the indemnification may not fully cover such costs or we may not be able to collect the full amount of the indemnification from the third party. While investigation and cleanup activities have been substantially completed for the Great Park Neighborhoods, significant future work is contemplated over the next few years for certain of The San Francisco Shipyard parcels, and such work could delay or impede future transfer of such parcels for development.
Although most of our properties have been subjected to environmental assessments by independent environmental consultants or in the case of Great Park Neighborhoods and The San Francisco Shipyard, extensive environmental assessments by the U.S. government, these environmental assessments may not include or identify all potential environmental liabilities or risks associated with the properties. We cannot assure you that these or other environmental assessments identified all potential environmental liabilities, or that we will not incur material environmental liabilities in the future. We cannot predict with any certainty the magnitude of our future expenditures relating to environmental compliance or the long-range effect, if any, of environmental laws on our operations. Compliance with such laws could have a material adverse effect on our results of operations and competitive position in the future.
Our communities are all located in California, which makes us susceptible to risks in that state.
Our communities, as well as the Treasure Island and Concord communities, for which we provide development management services, are all located in California. We have no current plans to acquire any additional properties or operations outside of California and we expect, at least for a number of years, to be dependent upon our existing projects for all of our cash flow. As a result, we are susceptible to greater risks than if we owned a larger or more geographically diverse portfolio. California also continues to suffer from severe budgetary constraints, which may result in the layoff or furlough of government employees, and is regarded as more litigious and more highly regulated and taxed than many other states. Any adverse change in the economic, political, competitive or regulatory climate in California, or the counties and cities where our properties are located, could adversely affect our real estate development activities and have a negative impact on our financial condition and results of operations.

In addition, historically, California has been subject to natural disasters, including earthquakes, droughts, floods, wildfires and severe weather, and coastal locations may be particularly susceptible to climate stress events or adverse localized effects of climate change, such as sea-level rise and increased storm frequency or intensity. We therefore have greater exposure to the risks of natural disasters, which can lead to power shortages, shortages of labor and materials and delays in development. The occurrence of natural disasters may also negatively impact the demand for new homes in affected areas. If our insurance does not fully cover losses resulting from these events, our financial condition and results of operations could be adversely affected.
Drought conditions in California may, from time to time, cause us to incur additional costs and delay or prevent construction within our communities, which could have a material adverse impact on our financial condition and results of operations.
In recent years, California has faced persistent drought conditions. In 2014, the Governor of California proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities. In May 2016, the Governor of California issued an executive order that, among other things, directs the State Water Resources Control Board (the "SWRCB") and the Department of Water Resources (the "DWR") to require urban water suppliers to report monthly information regarding water use, conservation and enforcement on a permanent basis. In response to this executive order, the DWR and the SWRCB are required to engage in a public process and work with urban water suppliers, local governments and environmental groups to develop new water use efficiency targets as part of a long-term conservation framework for urban water agencies. These targets will go beyond the 20% reduction in per capita urban water use by 2020 that was previously adopted in 2009, and will be customized to fit the unique conditions of each water supplier. These and other measures that are instituted to respond to drought conditions could cause us to incur additional costs to develop each community’s infrastructure, as well as cause homebuilders and commercial builders to incur additional costs, which could reduce the price that they are willing to pay for our residential and commercial lots. In addition, as a consequence of the Governor of California’s order or if the drought were to continue, there could be restrictions or moratoriums on building permits and access to utilities, such as water and sewer taps, which could delay or prevent our construction activities, as well as the construction of homes and commercial buildings, even when we have obtained water rights for our communities.
Simultaneous development projects may divert management time and resources.
Since all of our communities, and the Treasure Island and Concord communities, in which Lennar is an investor and for which we provide development management services, are being developed simultaneously, members of our senior management will be involved in planning and developing these projects, which may divert management resources from the construction, sale, lease or opening of any of these projects. Management’s inability to devote sufficient time and attention to a project may delay the construction or opening of such project. This type of delay could adversely affect our financial condition and results of operations.
We are highly dependent on homebuilders.
We are highly dependent on our relationships with homebuilders to purchase lots at our residential communities. Our business will be adversely affected if homebuilders do not view our residential communities as desirable locations for homebuilding operations. Also, some homebuilders may be unwilling or unable to close on previously committed land parcel purchases due to factors outside of our control. As a result, we may sell fewer land parcels and may have lower revenues from sales, which could adversely affect our financial condition and results of operations.
We may from time to time be subject to litigation, which could have a material adverse effect on our financial condition and results of operations.
We may from time to time be subject to various claims and routine litigation arising in the ordinary course of business. Among other things, we are, and are likely to continue to be, affected by litigation against governmental agencies related to environmental and similar approvals that we receive or seek to obtain. For example, on

November 30, 2015, the Supreme Court of California issued a ruling under CEQA and other state statutes, which required CDFW to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the EIR for Newhall Ranch. On June 14, 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits. The ruling also requires Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. The need to comply with the ruling has forced us to delay, and will increase the cost of, the Newhall Ranch community. Some of these claims may result in potentially significant defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured or that exceed our insurance limits could have an adverse impact on our financial condition and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and adversely affect our results of operations, expose us to increased risks that would be uninsured or adversely impact our ability to attract officers and directors. Such litigation could adversely affect the length of time and the cost required to obtain the necessary governmental approvals. In addition, adverse decisions arising from any litigation could increase the cost and length of time to obtain ultimate approval of a project, could require us to abandon all or portions of a project and could adversely affect the design, scope, plans and profitability of a project, which could negatively affect our financial condition and results of operations.
We may be subject to increased costs of insurance or limitations on coverage.
We maintain comprehensive insurance coverage for general liability, property, workers’ compensation and other risks on all of our properties and operations, including insurance covering certain environmental risks and liabilities. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with certain environmental risks or liabilities, floods, landslides, earthquakes and other weather-related or geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. In addition, there is no assurance that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis, and we may discontinue certain insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the loss. If an uninsured loss or a loss in excess of insured limits occurs, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. We might also remain obligated for any financial obligations related to the property, even if the property is irreparably damaged. Future changes in the insurance industry’s risk assessment approach and pricing structure could increase the cost of insuring our properties and operations or decrease the scope of insurance coverage, either of which could adversely affect our financial condition and results of operations.
Moreover, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential of uncollectible claims due to carrier insolvency could adversely affect our financial condition and results of operations.
Title to our property may be impaired by title defects.
We cannot give any assurance that title to our properties will not be challenged or impugned, and cannot be certain that we have or will acquire valid title to our properties. Further, we cannot give any assurance that there are not any liens, encumbrances, mortgages, impositions, fines, violations, levies, superior title claims or other title defects or title issues (collectively, "title defects") with respect to our properties. The lack of good, marketable fee title, or the existence of any existing title defects with respect to our properties, could materially and adversely affect our properties, including by resulting in: (1) chain of title issues (such as impediments to the potential sale, transfer, assignment or grant of any fee or leasehold interests in all or any portion of our properties); (2) financing issues

(such as impediments to qualifying for a line of credit, mortgage or private equity financing); (3) development issues (such as impediments to qualifying for governmental licenses and permits or construction financing, delays in operations, or additional costs incurred in connection with any required corrective measures); (4) foreclosure, forfeiture and loss of fee title (such as resulting from a mortgage foreclosure, tax levy or rescission rights); (5) reduction of asset value; or (6) loss of revenue, capital or anticipated profits.
Although the San Francisco Venture holds title insurance on the portions of The San Francisco Shipyard and Candlestick Point that it currently owns, and the Great Park Venture holds title insurance on Great Park Neighborhoods, we do not hold title insurance on Newhall Ranch. In any event, an owner’s title insurance policy only provides insurance coverage as of the issuance date of such policy and does not protect against transfers or other title defects that impact the properties from and after the title policy issuance dates. Accordingly, for all of our properties, whether or not we hold title insurance, it is possible that there may be title defects for which we will have no title insurance coverage.
In addition, the title insurance policies we do hold may not insure for the current aggregate market value of our properties, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims.
Inflation may adversely affect us by increasing costs that we may not be able to recover.
Inflation can adversely affect us by increasing costs of materials and labor. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on demand for homes and the cost of debt financing. In a highly inflationary environment, depending on industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. Although the overall rate of inflation has been low for the last several years, we have been experiencing increases in the prices of labor and materials, especially at The San Francisco Shipyard and Candlestick Point, and there could be a significant increase in inflation in the future.
Significant competition could have an adverse effect on our business.
We compete with other residential, retail and commercial property developers in the development of properties in the Northern and Southern California markets. We compete with a number of residential, retail and commercial developers, some with greater financial resources, in seeking resources for development and prospective purchasers. Competition from other real estate developers may adversely affect our ability to attract purchasers and sell or lease residential, retail and commercial properties, attract and retain experienced real estate development personnel or obtain construction materials and labor. These competitive conditions could make it difficult to sell properties at desirable prices and could adversely affect our financial condition and results of operations.

We may be unable to obtain suitable bonding for the development of our communities.
We provide performance bonds and letters of credit in the ordinary course of business to governmental authorities and others to ensure the completion of our projects or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities. We may also be required to provide performance bonds or letters of credit to secure our performance under various escrow agreements, financial guarantees and other arrangements. If we are unable to obtain performance bonds or letters of credit when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly, we may be significantly delayed in developing our communities or may incur significant additional expenses, and, as a result, our financial condition and results of operations could be materially and adversely affected.
Fluctuations in real estate values may require us to write down the carrying value of our real estate assets or real estate investments.

Our industry is subject to significant variability and fluctuations in real estate values. The valuation of our real estate assets or real estate investments is inherently subjective and based on the individual characteristics of each asset. Factors such as competitive market supply and demand of inventory, changes in laws and regulations, political and economic conditions and interest and inflation rate fluctuations subject our valuations to uncertainty. Our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If the real estate market deteriorates, we may reevaluate the assumptions used in our analysis. As a result, adverse market conditions may require us to write down the book value of certain real estate assets or real estate investments and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our financial condition and results of operations.
Changes in global or regional climatic conditions and governmental actions in response to such changes may adversely affect us by restricting, or increasing the costs of, our planned development activities.
There is growing concern from many members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities could cause significant changes in weather patterns and increase the frequency and severity of natural disasters. Government mandates, standards or regulations intended to reduce greenhouse gas emissions or ameliorate projected climate change impacts could result in restrictions on land development in certain areas, higher costs resulting from green building codes and increased energy, transportation and raw material costs, or cause us to incur compliance expenses that we will be unable to fully recover, which could reduce our gross profit margins and adversely affect our financial condition and results of operations.
Certain of our environmental permits and approvals for our planned development at Newhall Ranch have been challenged by environmental groups on the basis of how government agencies measure anticipated greenhouse gas emissions from our future development. On November 30, 2015, the Supreme Court of California issued a ruling under CEQA and other state statutes, which requires the CDFW to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the EIR for Newhall Ranch. On June 14, 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits. The ruling also requires Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. Although the Supreme Court’s ruling does not include any monetary damage awards, it has resulted in the need to reassess certain elements of the project’s potential impacts, and will result in the need to modify certain aspects (such as specific mitigation measures or project design features) related to the development plan for Newhall Ranch, and which could reduce the number of homesites or amount of commercial square feet we are able to develop, increase our costs or our financial commitments to local or state agencies or organizations or otherwise reduce the profitability of the project, or adversely affect the length of time or the cost required to obtain CDFW’s approval of the corrected EIR. In addition, the ruling has resulted in delays in construction that have been taken into account in our currently anticipated delivery dates, but could result in further delays beyond those currently anticipated and reflected in our anticipated delivery dates, or changes in the sequencing of our communities.

Our property taxes could increase due to rate increases or reassessments, which may adversely impact our financial condition and results of operations.
We will be required to pay state and local real property taxes and assessments on our properties. The real property taxes and assessments on our properties may increase as property or special tax rates increase or if our properties are assessed or reassessed at a higher value by taxing authorities. If the property taxes and assessments we pay increase, our financial condition and results of operations could be adversely affected.
Our trademarks, trade names and service marks may infringe other names and marks, or become diluted or invalidated.
We believe that our name and the names that we will be using to brand our communities, and their neighborhoods, are important to our business. However, we are aware of a number of other companies that use names that consist of or contain one or more of our names. As a result, there could be potential trade name, trademark or service mark infringement claims brought against us by the users of these names and marks, and such users may have rights that are senior to ours. If another company were to successfully challenge our right to use one or more of our names or marks, our business could be adversely impacted. In addition, to the extent third parties use similar names or marks, the value of our names and marks could be diminished.
Negative publicity could adversely affect our reputation as well as our business, financial results and share price.
Negative publicity related to our industry, company, brands, marketing, personnel, operations, business performance or customers may generate negative sentiment regarding our company, potentially affecting our share price and the performance of our business, regardless of its accuracy or inaccuracy. Our success in maintaining, extending and expanding our brand image and reputation depends on our ability to adapt and respond to such publicity in a rapidly changing environment. Negative sentiment resulting from adverse publicity or unfavorable public commentary could damage our brand image and reputation, reduce the demand for homes, homesites, and commercial and multi-family properties in our communities, or adversely affect our ability to acquire additional landholdings and plan and develop new communities, any of which could adversely affect our business, financial condition, results of operations and share price.
Risks Related to Our Organization and Structure
We depend on key personnel.
Our success depends to a significant degree upon the contributions of certain key personnel, including Mr. Haddad, our Chairman and Chief Executive Officer. These key personnel would be difficult to replace because of their experience in identifying, acquiring, developing, financing and managing real estate assets and their long-term relationships across, and strong reputation in, the real estate industry generally and for our communities specifically. If any of our key personnel were to cease employment with us, our results of operations could suffer. Our ability to retain our key personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets.
As a holding company, we are entirely dependent upon the operations of the Operating Company and its ability to make distributions to provide cash flow to us or to pay taxes and other expenses.
We are a holding company and our only investment is our interest in the Operating Company. The Operating Company conducts all of our operations and owns all of our assets. As a result, our cash flow depends upon the cash flow of the Operating Company and its ability to provide funds to us in the form of distributions, loans or otherwise. The distributions that we receive from the Operating Company are based on our ownership interest in it, which was, as of May 31, 2017, 58.6%. The Operating Company is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to the Operating Company’s members, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of the Operating Company. Under the terms of the amended and restated operating agreement for the Operating Company, the Operating Company is obligated to make tax distributions to its members, including us, subject to the restrictions described below. These tax distributions generally will be made on a pro rata basis. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the TRA, which we expect could be significant.
The ability of the Operating Company to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any payments under the TRA, is subject to the obligations of the Operating Company and its subsidiaries to their respective creditors. In addition, future financing arrangements may contain negative covenants limiting the ability of the Operating Company to make distributions to us. Furthermore, the ability of the Operating Company’s subsidiaries and the Great Park Venture to pay distributions to the Operating

Company may be limited by their obligations to their respective creditors and other investors. For example, the distribution rights of the holders of Legacy Interests in the Great Park Venture and the Class B partnership interests in Five Point Communities, LP will reduce the cash available for distribution to the Operating Company. Similarly, we may be limited in our ability to move capital among the Operating Company and its subsidiaries as a result of future financing arrangements and obligations to creditors.
As an equity investor in the Operating Company and, indirectly, in our other subsidiaries and the Great Park Venture, our right (and, therefore, the rights of our shareholders) to receive assets upon the liquidation or reorganization of the Operating Company and its subsidiaries, or the Great Park Venture, will be structurally subordinated to the claims of their creditors. Even if we are recognized as a creditor of the Operating Company, our claims may still be subordinated to any security interest in or other lien on its assets and any debt or other obligations. Therefore, in the event of our bankruptcy, liquidation or reorganization, our consolidated assets will be available to satisfy the claims of our shareholders only after all of our liabilities and the liabilities of the Operating Company have been paid in full.
Some of our directors are involved in other businesses including real estate activities and public or private investments and, therefore, may have competing or conflicting interests with us.
Certain of our directors have and may in the future have interests in other real estate business activities, and may have control or influence over these activities or may serve as investment advisors, directors or officers of other real estate companies. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, some of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities. Our operating agreement and our code of business conduct and ethics expressly provide that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to, or in competition with, our businesses. Accordingly, we have no expectation that we will be able to learn of or participate in such opportunities and it is possible that our directors, in their capacity as investment advisors, directors or officers of other real estate companies, may compete with us with respect to these opportunities. For example, three of our directors are senior officers of Lennar, one of our directors is a partner and portfolio manager of Castlelake, one of our directors is the lead independent director at William Lyon Homes (a regional homebuilder), one of our directors is a senior member of the investment team for Third Avenue Management LLC, and one of our directors is the chairman and chief executive officer of Shorenstein Properties, LLC (an owner and operator of office and multi-family properties), each of which may compete with us or make investments in entities that compete with us for development opportunities or otherwise.
Lennar is our largest equity owner and will be engaging in transactions with us and may compete with us.
As of May 31, 2017, Lennar owned Class A common shares and Class B common shares representing approximately 40% of our outstanding voting interests. Three of our directors are also senior officers of Lennar. Lennar is one of the nation’s largest homebuilders and has in the past purchased properties from us. On October 6, 2015, the Great Park Venture completed the sale of Development Area 7 within Great Park Neighborhoods to a joint venture, in which Lennar owns a 50% interest, for $480 million (less an $8 million credit), of which $160 million was paid (or credited) at the closing and the remainder was paid on December 5, 2016. In the future, we expect that we will sell additional properties to Lennar. Transactions between Lennar and us must be approved by our conflicts committee. Transactions between the Great Park Venture and Lennar must be approved by a majority of the members of the Great Park Venture (excluding us). Nonetheless, Lennar’s relationship with us could give it an advantage in bidding for properties that we own.
Lennar and an affiliate of Castlelake own the Lennar-CL Venture, which on May 2, 2016 acquired from us the Phase 1 Land and is the beneficial owner of the parcel for the parking structure at Candlestick Point (with record title to such parcel to be conveyed once a final subdivision map for such parcel is recorded). The Lennar-CL Venture also assumed all of the debt of the San Francisco Venture then outstanding, subject to our obligation to reimburse the Lennar-CL Venture for $102.7 million related to EB-5 loan proceeds that benefitted us. We have agreements with the Lennar-CL Venture pursuant to which (1) the Lennar-CL Venture acquired or will acquire parcels within The San

Francisco Shipyard and Candlestick Point that are entitled for up to 390 for-sale homesites and up to 334 multi-family homesites, (2) the Lennar-CL Venture agreed to construct a parking structure, the film and arts center building and portions of the retail areas at Candlestick Point and we agreed to fund certain related design and construction costs, (3) we agreed to manage the Lennar-CL Venture’s design and construction activities with respect to the parking structure, the film and arts center building and the multi-family homes and (4) the Lennar-CL Venture agreed to transfer to us entitlements for the right to construct at least 172 homesites and at least 70,000 square feet of retail space for use in the development of other portions of The San Francisco Shipyard and Candlestick Point. Also, under the terms of the joint venture agreement between the San Francisco Venture and Macerich and the associated development agreement, if we or the Lennar-CL Venture fail to achieve certain milestones, including our conveyance to the joint venture of the land for the mall on or prior to December 31, 2017, subject to certain extensions, Macerich will have the right to terminate the joint venture, require us to repay a $65.1 million loan that Macerich made to us and require us to pay 50% of certain additional termination fees (the remainder would be paid by the Lennar-CL Venture).
Lennar may also compete with us. Lennar owns 50% of a joint venture that owns the Treasure Island community, located in San Francisco, which may compete with The San Francisco Shipyard and Candlestick Point. Lennar also has a right to acquire the first phase of the Concord community, located in the San Francisco Bay Area, which may compete with The San Francisco Shipyard and Candlestick Point. We provide development management services to Lennar with respect to the Treasure Island and Concord communities. Lennar may in the future bid for, and acquire for itself, properties that we may seek to acquire. Our operating agreement contains provisions that will permit Lennar to engage in such activities and transactions.
Lennar and Castlelake and their affiliates control approximately 57% of the voting power of our outstanding common shares and, as a result, are able to exercise significant influence over all matters requiring shareholder approval.
Holders of our Class A common shares and our Class B common shares vote together as a single class on all matters (including the election of directors) submitted to a vote of shareholders, with a share of each class entitling the holder to one vote. As of May 31, 2017, Lennar and Castlelake and their affiliates beneficially owned, in the aggregate, Class A common shares and Class B common shares representing approximately 40% and 17%, respectively, of the voting power of our outstanding common shares. As a result, if these shareholders act together (which they have not agreed to do), they and their affiliates are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control of us. These transactions may include those that other shareholders deem to be in their best interests and in which those other shareholders might otherwise receive a premium for their shares over their current prices.
We may have assumed unknown liabilities in connection with the Formation Transactions, which, if significant, could adversely affect our financial condition and results of operations.
In the Formation Transactions, we acquired equity interests in entities which have existing liabilities, some of which may be unknown or unquantifiable. In a contribution and sale agreement that we entered into in connection with the Formation Transactions, we received representations and warranties regarding the entities in which we acquired interests, but these representations and warranties did not survive the closing. If we discover new or additional liabilities, we may have no recourse for such liabilities. Any such liabilities could adversely affect our financial condition and results of operations.
We did not receive appraisals or fairness opinions in connection with the Formation Transactions.
The value of the equity interests and other assets acquired by us in the Formation Transactions, and the value of the securities and other consideration provided in exchange for such equity interests and other assets, were determined based on negotiation among the parties. We did not obtain any third-party appraisals of these equity interests and other assets, and the valuation implied by the consideration received for some of the assets could exceed their fair market value.

We will be required to pay certain investors for certain expected tax benefits.
Holders of Class A units of the Operating Company may exchange their units for, at our option, either Class A common shares on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or cash in an amount equal to the market value of such shares at the time of exchange. This exchange right is currently exercisable by all holders of outstanding Class A units of the Operating Company, except for 7,142,857 units purchased by Lennar on May 15, 2017, as to which such right is exercisable after May 15, 2018. We expect that basis adjustments resulting from these transactions, if they occur, will reduce the amount of income tax we would otherwise be required to pay in the future.
Moreover, Section 704(c) of the Internal Revenue Code of 1986, as amended (the "Code"), and the U.S. Treasury regulations promulgated thereunder, require that items of income, gain, loss and deduction that are attributable to the Operating Company’s directly and indirectly held property, including property contributed to the Operating Company pursuant to the Formation Transactions, must be allocated among the members of the Operating Company to take into account the difference between the fair market value and the adjusted tax basis of such assets on the date the Formation Transactions are consummated. As a result, the Operating Company will be required to make certain special allocations of its items of income, gain, loss and deduction that are attributable to such assets. These allocations, like the increases in tax basis described above, are likely to reduce the amount of income tax we would otherwise be required to pay.
Simultaneously with the completion of the Formation Transactions, we entered into a TRA with the holders of Class A units of the Operating Company and the holders of Class A units of the San Francisco Venture. These investors include Mr. Haddad and entities affiliated with Lennar and Castlelake. The TRA provides for payments by us to such investors or their successors equal to 85% of the amount of cash savings, if any, in income tax we realize as a result of (1) increases in tax basis that are attributable to exchanges of Class A units of the Operating Company for our Class A common shares or cash or certain other taxable acquisitions of equity interests by the Company, (2) allocations that result from the application of the principles of Section 704(c) of the Code and (3) tax benefits related to imputed interest or guaranteed payments deemed to be paid or incurred by us as a result of the TRA. The TRA also makes certain assumptions intended to equalize the treatment of (A) holders who exchange their Class A units and provide us with tax benefits attributable to an increase in tax basis and (B) those who retain their Class A units and provide us with tax benefits attributable to special allocations of the Operating Company’s items of income and gain pursuant to Section 704(c) of the Code.
We expect that during the expected term of the TRA, the payments that we make to the parties to the TRA could be substantial. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the Operating Company, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income.
Due to the various factors that will affect the amount and timing of the tax benefits we will receive, it is not possible to determine the exact amount of payments that will be made under the TRA. If the TRA were to have been terminated on May 31, 2017, we estimate that the termination payment would have been approximately $254.7 million, assuming no material changes to the relevant tax law, that the aggregate value of our properties is equal to the value implied by such per share price and that LIBOR is 1.72%. However, this is merely an estimate, and the actual payments made under the TRA in the event that it is terminated or otherwise could differ materially.

In certain circumstances, payments under the tax receivable agreement could exceed the actual tax benefits we realize.
The TRA provides that, upon a merger, asset sale or other form of business combination or certain other changes of control or if, at any time, we materially breach any of our obligations under the TRA or elect an early termination, our (or our successor’s) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control, early termination or breach) will be based on certain assumptions, including that (1) we will have sufficient taxable income to fully utilize the increased tax deductions and other benefits anticipated by the TRA, (2) all of our properties will be disposed of ratably over a 15 year period for fair market value and (3) any Class A units of the Operating Company that have not been exchanged will be deemed exchanged for the market value of our Class A common shares at the time of such change of control, early termination or breach. Consequently, it is possible in these circumstances that the actual cash tax savings realized by us may be significantly less than the corresponding TRA payments.
We will not be able to recover payments made under the tax receivable agreement if the related tax benefits are subsequently disallowed.
The Internal Revenue Service (the "IRS") may challenge all or part of the tax basis increases or the special allocations upon which we calculate payments under the TRA, and a court might sustain such a challenge. Although we are not aware of any issue that would cause the IRS to challenge potential tax basis increases or other tax benefits covered under the TRA, if such basis increases or other benefits are subsequently disallowed (in whole or in part), the parties to the TRA will not be required to return any payments made in respect of such disallowed basis or other tax benefit. Consequently, it is possible in these circumstances that the actual tax savings realized by us may be significantly less than the corresponding TRA payments. However, because payments under the TRA in a year are based upon the amount by which 85% of the Company’s cumulative net tax savings exceed the payments previously made under the TRA, disallowance of basis increases or other tax benefits would reduce payments under the TRA in years after the disallowance.
Our ability to utilize our net operating loss carryforwards and other tax attributes may be limited.
Our ability to fully utilize our existing net operating losses ("NOLs") could be limited if we experience an "ownership change" within the meaning of Section 382 of the Code. For purposes of Section 382, an "ownership change" generally occurs if one or more shareholders or groups of shareholders who own at least 5% of our shares (with certain groups of less-than-5% shareholders treated as a single shareholder for this purpose) increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three-year period. We may experience an "ownership change" in the future as a result of changes in our equity ownership, which would result in a limitation on our ability to utilize our NOLs to offset future taxable income. Any future changes in our equity ownership may count towards our cumulative change in our equity ownership for purposes of calculating whether we have experienced an "ownership change." This could reduce our flexibility with respect to future equity financings that could impair our ability to utilize our NOLs. As of December 31, 2016, we had tax effected U.S. federal and state NOLs of $96.6 million and $13.8 million, respectively, which will expire in various years beginning in 2030 if not utilized. Our NOLs only have value to the extent we generate taxable income. If we are unable to generate taxable income prior to the expiration of the NOLs, or if we are only marginally profitable during such period, we will be limited in our ability to utilize the tax benefits related to our NOLs.

The obligations associated with being a public company require significant resources and management attention.
We are subject to laws, regulations and requirements governing public companies, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), related regulations of the SEC and requirements of the New York Stock Exchange (the "NYSE"). The Exchange Act requires, among other things, that we file annual, quarterly and current reports and proxy statements with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.
Section 404 of the Sarbanes-Oxley Act requires our management and independent registered public accounting firm to attest annually on the effectiveness of our internal control over financial reporting. However, because we are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), we will take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-

Oxley Act. Once we are no longer an emerging growth company or if, prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.
These reporting and other obligations will place significant demands on our management, administrative, operational and accounting resources and will cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function and hire additional legal, accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to operate successfully as a public company could have a material adverse effect on our financial condition and results of operations.
If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial results, which could materially and adversely affect us.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Historically, the San Francisco Venture and the Management Company maintained systems and procedures separate from ours, which may make it more difficult for us to evaluate and integrate their systems and procedures on a reliable company-wide basis. Prior to the Formation Transactions, we were not required to report the results of the San Francisco Venture and the Management Company on a consolidated basis with us. However, following the consummation of the Formation Transactions, we are required to report their operations on a consolidated basis with ours. We are in the process of implementing a company-wide internal audit function and modifying our systems and procedures in a number of areas to enable us to report on a consolidated basis.
We cannot be certain that we will be successful in implementing or maintaining adequate internal control over our financial reporting and financial processes. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate, and management may not be able to remediate in a timely manner any such material weakness or significant deficiency. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our financial condition and results of operations.

We are an "emerging growth company" and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common shares less attractive to investors.
We are an "emerging growth company," as defined in the JOBS Act. An emerging growth company may take advantage of specified exemptions from various requirements that are otherwise applicable generally to public companies in the United States. These provisions include:

•	an exemption to include fewer than five years of selected financial data in an initial public offering registration statement;

•	an exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting; and

•	reduced disclosure about the emerging growth company’s executive compensation arrangements.
As a result, the information that we provide shareholders in our filings with the SEC may be different than what is available with respect to many other public companies. If some investors find our Class A common shares less attractive as a result of our reliance on these exemptions, there may be a less active trading market for our Class A common shares and our share price may be adversely affected. When we are no longer deemed to be an emerging growth company, we will not be entitled to the exemptions provided in the JOBS Act discussed above.

Certain provisions in the Operating Company’s operating agreement may delay or prevent acquisitions of us.
Provisions in the Operating Company’s operating agreement may delay, or make more difficult, an acquisition or change of control of us. These provisions could discourage third parties from making proposals involving an acquisition or change of control of us, although some holders of our Class A common shares might consider such proposals, if made, desirable. These provisions include:

•
a requirement that the members consent to a merger, consolidation or other combination involving the company or any sale, lease, exchange or other transfer of all or substantially all of our assets or all or any portion of our interest in the Operating Company unless certain criteria are satisfied; and

•
our ability, as sole operating managing member, to cause the Operating Company to issue units with terms that could delay, defer or prevent a merger or other change of control without the consent of the other members.

Anti-takeover provisions in our operating agreement or provisions of Delaware law could prevent or delay a change in control, even if a change of control would benefit our shareholders.
Provisions of our operating agreement, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control, even if a change in control would benefit our shareholders. These provisions include the following:

•	there is no cumulative voting in the election of directors;

•	our board of directors is classified so that only one-third of the directors are elected at each annual meeting of shareholders;

•	our board of directors is authorized to issue "blank check" preferred shares to increase the number of outstanding shares without shareholder approval;

•	shareholder action by written consent is not permitted; and

•	there are advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

In addition, our operating agreement provides that Section 203 of the General Corporation Law of the State of Delaware (the "DGCL") will be deemed to apply to us as if we were a Delaware corporation. Section 203 of the DGCL may affect the ability of an "interested shareholder" to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the shareholder becomes an "interested shareholder." An "interested shareholder" is defined to include persons owning directly or indirectly 15% or more of the outstanding voting shares of a company.
We do not control the Great Park Venture.
Through a wholly owned subsidiary of the Operating Company, we own a 37.5% Percentage Interest in the Great Park Venture and serve as its administrative member. However, the administrative member’s authority is limited. Major decisions generally require approval by at least 75% of the votes held by the voting members of the Great Park Venture. We have two votes out of a total of five votes held by all voting members. Thus, any decision will require the additional approval of at least two of the other voting members. These approval rights could prevent actions at the Great Park Venture that would otherwise be in our best interests.
The joint venture with Macerich could be adversely affected by a failure of the Lennar-CL Venture to perform its obligations, by our reliance on Macerich’s ability to make its required contributions, by disputes between us and Macerich or between the Lennar-CL Venture and Macerich or by the failure to meet key development milestones.
The San Francisco Venture formed a joint venture with Macerich to develop, build and operate an urban retail outlet mall at The San Francisco Shipyard and Candlestick Point and entered into an associated development agreement with the joint venture to develop certain infrastructure and a parking structure to support the mall. The San Francisco Venture transferred its interest in this joint venture to the Lennar-CL Venture, but is entitled to re-acquire the interest upon completion of the mall and parking structure. Also, under the development agreement, the Lennar-CL Venture agreed to construct a parking structure, the film and arts center building and the apartments above portions of the retail areas at the mall. Macerich is the managing member of the mall joint venture and, as such, controls day-to-day decisions relating to the joint venture and the mall, subject to the right of the Lennar-CL Venture to approve certain major decisions, such as changes to the development plan and budget for the mall and entry into a business combination with another entity. Pending the transfer of the joint venture interest to us, we have certain approval rights as well. Macerich could fail to fund its share of required capital contributions to the joint venture, make poor business decisions or take actions that are contrary to our objectives. Any disputes that arise with Macerich may result in litigation or alternative dispute resolution that could increase our expenses or distract our officers from focusing on our business. Also, under the terms of the joint venture agreement and the associated development agreement with the joint venture, if we or the Lennar-CL Venture fail to achieve certain milestones, including our conveyance to the joint venture of the land for the mall on or prior to December 31, 2017, subject to certain extensions, Macerich will have the right to terminate the joint venture, require us to repay a $65.1 million loan that Macerich made to us (which otherwise will be converted to equity) and require us to pay 50% of certain additional termination fees (the remainder would be paid by the Lennar-CL Venture). To the extent that we or the Lennar-CL Venture fail to complete our respective construction obligations on a timely basis, we could be adversely affected, and Macerich or the Lennar-CL Venture may have rights against us.
We will need additional capital to execute our development plan, and we may be unable to raise additional capital on favorable terms.
We currently expect to have sufficient capital to fund the horizontal development of our communities in accordance with our development plan for several years. However, we will need additional capital to execute our development plan. There can be no assurance that we will be able to obtain new debt or equity financing on favorable terms, or at all, including as a result of volatility in the credit and capital markets, increases in interest rates or a decline in the value of our properties or portions thereof.

In addition, we currently expect to obtain a portion of our capital from forms of public financing, including CFDs, tax increment financing, and state and federal grants, which depend, in part, on factors outside of our control. CFDs are established when local government agencies impose a special property tax on real estate located within a specific district for the purpose of financing public improvements, including streets, water, sewage, drainage, electricity, schools, parks and fire and police protection. Our ability to obtain funds from CFDs is dependent on the value of developed property in the specific district, the collection of general property taxes from property owners in the specific district, collection of special taxes from property owners in the specific district and market interest rates at the time the CFD bonds are issued. For tax increment financing, the amount of property tax that a specific district generates is set at a base amount and as property values increase, property tax growth above that base amount, net of property taxes retained by the municipal agencies, can be used to fund redevelopment projects within the district. Our ability to obtain funds from tax increment financing is dependent on the value of developed property in the specific district, the collection of general property taxes from property owners in the specific district, the time it takes the tax assessor to update the tax rolls and market interest rates at the time the tax increment bonds are issued.
If we need to obtain additional financing, and such financing is not available in a timely manner or on terms substantially similar to our existing financing, it could increase our cost of capital and we may experience delays or increases in costs, and our financial condition and results of operations could be adversely affected.
We may use leverage in executing our development plan, which may adversely affect our financial condition.
We may decide to use leverage to execute our development plan. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. Although it is anticipated that future agreements governing our indebtedness will limit the amount of debt we may incur, our operating agreement does not contain such a limitation, and our board of directors may change our target debt levels at any time without the approval of our shareholders.
Incurring debt could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt, and a failure to pay would likely result in acceleration of such debt and could result in cross-accelerations or cross-defaults on other debt;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•
we may be required to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, development, capital expenditures and future investment opportunities or other purposes;

•	our debt may limit our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, executing our development plan or other purposes;

•
our debt may contain certain covenants requiring payment on our debt to maintain predetermined ratios or rates to prescribed limits, thereby reducing funds available for operations, development, capital expenditures, future investment opportunities or other purposes;

•	secured lenders may foreclose on our assets;

•	debt may prohibit the distribution of profits to the Operating Company and, ultimately, to us and our shareholders; and

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

In addition, if we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in a higher interest rate on such refinancing, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, postpone investments in the development of our properties or default on our debt. In addition, to the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that are pledged to secure such obligations.
Future debt financings, which would rank senior to our Class A common shares upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our Class A common shares for the purposes of liquidating or other distributions, may adversely affect the market price of our Class A common shares.
In the future, we may attempt to increase our capital resources by obtaining additional debt financing (including by offering debt securities) or making additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt and our preferred shares and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our Class A common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our Class A common shares, or both. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common shares and may result in dilution to the holders of our Class A common shares. Holders of our Class A common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares, if issued, could have a preference on liquidating or other distributions that could limit our ability to make distributions to the holders of our Class A common shares. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and holders of our Class A common shares bear the risk of our future offerings reducing the market price of our Class A common shares and diluting their ownership interest in our company.

Risks Related to Ownership of our Class A Common Shares
An active trading market for our Class A common shares may not be sustained and the price of our Class A common shares may be volatile.
Although our Class A common shares are listed on the NYSE, an active trading market for our Class A common shares may not be sustained. Accordingly, no assurance can be given as to the following:

•	the likelihood that an active trading market for our Class A common shares will be sustained;

•	the liquidity of any such market;

•	the ability of our shareholders to sell their Class A common shares; or

•	the price that our shareholders may obtain for their Class A common shares.
The trading price of our Class A common shares may fluctuate widely as a result of a number of factors, many of which are outside of our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many companies. These broad market fluctuations could negatively affect the market price of our Class A common shares. A significant decline in our share price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.
Some of the factors that could negatively affect or result in fluctuations in the market price of our Class A common shares include:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the market’s reaction to our reduced disclosure as a result of being an emerging growth company under the JOBS Act;

•	the operation and share price performance of other comparable companies;

•	our ability to implement our development plan;

•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to us;

•	additions or departures of key personnel;

•	actions by shareholders;

•	speculation in the press or investment community regarding us or factors or events that may directly or indirectly affect us;

•	general or specific market, economic and political conditions, including supply and demand factors in our markets, an economic slowdown or dislocation in the global credit markets;

•	general economic trends and other external factors, including those resulting from war, incidents of terrorism or responses to such events;

•	our operating performance, including changes in the status of our communities;

•	changes in accounting principles;

•	publication of research reports about us or the real estate industry;

•	future equity issuances;

•	our ability to raise capital on favorable terms;

•	a loss of any major funding source; and

•	the realization of any of the other risk factors presented in this report.
Securities markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common shares. Any broad market fluctuations may adversely affect the trading price of our Class A common shares.
We may issue additional Class A common shares in the future in lieu of incurring indebtedness, which may dilute existing shareholders, or we may issue securities that have rights and privileges that are more favorable than the rights and privileges accorded to holders of our Class A common shares.
We may issue additional securities, including Class A common shares, options, rights and warrants, for any purpose and for such consideration and on such terms and conditions as our board of directors may determine. Our board of directors will be able to determine the class, designations, preferences, rights, powers and duties of any additional securities, including any rights to share in our profits, losses and distributions, any rights to receive assets upon dissolution or liquidation and any redemption, conversion and exchange rights. Our board of directors may use such authority to issue additional securities exchangeable for our Class A common shares, such as the Class A units of the Operating Company, which would dilute existing holders of our Class A common shares, or to issue securities with rights and privileges that are more favorable than those of our Class A common shares. You will not have any right to consent to or otherwise approve the issuance of any such securities or the terms on which any such securities may be issued.
Substantial amounts of our Class A common shares could be sold in the near future, which could depress our share price and result in dilution of your shares.
The sale or issuance of a substantial number of Class A common shares or other equity-related securities in the public markets, or the perception that such sales could occur, could depress the market price of our Class A common shares and impair our ability to raise capital through the sale of additional equity securities.
As of May 31, 2017, we had outstanding 62,257,706 Class A common shares. In addition, 81,487,872 Class A common shares are reserved for issuance upon exchange of Class A units of the Operating Company (including 37,479,205 Class A units of the Operating Company issuable upon exchange of Class A units of the San Francisco Venture) and conversion of our Class B common shares, and 5,754,388 Class A common shares are available for future issuance under the Incentive Award Plan (including 1,762,803 Class A common shares that may be issued in settlement of outstanding RSUs).
We and our executive officers, directors and certain of our existing shareholders are subject to lockup agreements with the underwriters of our initial public offering in which we and they have agreed, among other things, not to sell or agree to sell any Class A common shares, or any securities convertible into, or exercisable or exchangeable for, Class A common shares, until 180 days from May 9, 2017. Subject to the terms of the lock-up agreements and the volume and manner of sale provisions of Rule 144 under the Securities Act, an additional 27,383,831 Class A common shares will be available for sale in the public market after November 5, 2017. In addition, Citigroup Global Markets Inc. and J.P. Morgan Securities, LLC may permit our executive officers, directors and certain current owners of Class A common shares to sell shares prior to the expiration of the restricted period.
The foregoing does not include up to 81,487,872 Class A common shares that we may issue upon conversion of Class B common shares or in exchange for outstanding Class A units of the Operating Company (including Class A units of the Operating Company issued in exchange for Class A units of the San Francisco Venture). Holders of Class A units of the Operating Company may exchange their units for, at our option, either Class A common shares on a one-for-one basis (subject to adjustment for share splits and similar events) or cash in an amount equal to the market value of such shares at the time of exchange. This exchange right is currently exercisable by all holders of outstanding Class A units of the Operating Company, except for 7,142,857 units purchased by Lennar on May 15,

2017, as to which such right is exercisable after May 15, 2018. Holders of Class A units of the San Francisco Venture may exchange their units for Class A units of the Operating Company on a one-for-one basis (with no holding period), subject to certain exceptions.
Beginning November 10, 2017, and ending February 10, 2018, certain holders of our Class A common shares, Class A units of the Operating Company or Class A units of the San Francisco Venture will have the right, subject to some conditions, to require us to file registration statements covering their sale of Class A common shares (including Class A common shares issued in exchange for Class A units of the Operating Company or Class A units of the San Francisco Venture) or to require that we register and sell, on our own behalf, Class A common shares, the proceeds of which will be used to purchase from such holders their Class A units of the Operating Company or Class A units of the San Francisco Venture. We also will register Class A common shares that we may issue under our employee equity incentive plans. Once we register these shares, they will be able to be sold freely in the public market upon issuance, subject to existing lock-up agreements, certain vesting provisions and Rule 144 volume limitations applicable to our affiliates.
Prior to the earlier of (1) 14 days after we become eligible to file a registration statement on Form S-3 and (2) 14 months after the IPO, we have agreed to register with the SEC the resale of Class A common shares held by certain of our existing shareholders and the Class A common shares that we may issue in exchange for Class A units of the Operating Company or Class A units of the San Francisco Venture. Following the effectiveness of the Form S-3 registration statement, we will be required to use our reasonable efforts to keep the Form S-3 registration statement (or a successor registration statement) effective until there are no longer any registrable securities other than Class A common shares that can be sold under Rule 144 without any limitation as to volume or manner of sale.
We cannot predict whether future issuances or sales of our Class A common shares or the availability of shares for resale in the open market will decrease the per share trading price of our Class A common shares. The per share trading price of our Class A common shares may decline significantly when the restrictions on resale by certain of our shareholders lapse or upon the registration of additional Class A common shares pursuant to registration rights granted to certain shareholders.
We do not intend to pay distributions on our Class A common shares for the foreseeable future.
We have no current plans to pay distributions on our Class A common shares in the foreseeable future. We intend to retain our earnings, if any, to use in our ongoing operations. Any decision to declare and pay distributions in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, because we are a holding company and our only investment is our interest in the Operating Company, we will only be able to pay distributions from funds we receive from the Operating Company. Our board of directors has the authority to issue one or more series of preferred shares without action of our shareholders. The issuance of preferred shares could have the effect of limiting distributions on our Class A common shares. Accordingly, you may need to sell your Class A common shares to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them.
If security or industry analysts do not publish, or cease publishing, research reports about us, our business or our market, or if such analysts make adverse recommendations regarding our Class A common shares, our share price and trading volume could decline.
The trading market for our Class A common shares is influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports. We may not obtain analyst coverage in the future. Any analysts who do cover us may make adverse recommendations regarding our shares, adversely change their recommendations from time to time, or provide more favorable relative recommendations about our competitors. If any analyst who may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose, or never gain, visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
An affiliate of Lennar Corporation, purchased 7,142,857 Class A units of Five Point Operating Company, LLC, our Operating Company, at $14.00 per unit which is equal to the initial public offering price of Class A common shares, and an equal number of our Class B common shares at a price of $0.00633 per share in a separate private placement transaction that closed concurrently with our initial public offering on May 15, 2017. The issuance of such securities was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act. We expect the Operating Company to use all of the net proceeds received from the private placement to fund our development activities and for other general corporate purposes.
On January 15, 2017 we issued 285,670 Class A common shares and 396,028 unvested restricted Class A common shares to current and former officers, directors, employees and consultants of the Registrant and its subsidiaries as compensation for prior services. The issuance of such securities was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.
Use of Proceeds from Initial Public Offering of Class A Common Shares
We registered 24,150,00 Class A common shares under a registration statement on Form S-11 (File No. 333-217123), which was declared effective by the U.S. Securities and Exchange Commission ("SEC") on May 9, 2017. All of the shares registered, including 3,150,000 shares subject to the underwriters’ over-allotment option, were sold in our initial public offering, which closed on May 15, 2017. Shares were sold at a public offering price of $14.00 per share, for an aggregate price of $338.1 million. Net proceeds were approximately $316.8 million, after deducting underwriter discounts and commissions of approximately $18.4 million and other offering expenses of approximately $2.9 million. No direct or indirect payments were made by us to directors, officers or persons owning 10% or more of any class of our common shares or to their associates, or to our affiliates. There has been no change in the planned use of proceeds from our initial public offering as described in our prospectus, dated May 9, 2017, filed with the SEC on May 11, 2017. Pending such use of proceeds, the net proceeds from the offering have been invested in a mutual fund account that invests in securities issued or guaranteed by the U.S. Government.

ITEM 3.     Defaults Upon Senior Securities
None
ITEM 4.    Mine Safety Disclosures
None
ITEM 5.     Other Information
None
ITEM 6.     Exhibits

Exhibit	Exhibit Description

3.1	Certificate of Formation of Registrant, as amended (Exhibit 3.1 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

3.2
Second Amended and Restated Limited Liability Company Agreement of Five Point Holdings, LLC (Exhibit 3.1 to Registrant's Current Report on Form 8-K dated May 15, 2017 is incorporated herein by this reference)

10.1
Fifth Amendment to the Interim Lease, effective as of March 1, 2017, by and among The Successor Agency to the Redevelopment Agency of the City and County of San Francisco, HPS Development Co., LP and CP Development Co., LLC (Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 15, 2017 is incorporated herein by this reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE POINT HOLDINGS, LLC

By:	/s/ Emile Haddad
Emile Haddad
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Erik Higgins
Erik Higgins
Chief Financial Officer and Vice President
(Principal Financial Officer and Principal Accounting Officer)

Date: June 22, 2017