Form 10-Q
period 2017-06-30
Five Point Holdings, LLC
filed 2017-08-14
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2017, 62,257,706 Class A common shares and 81,463,433 Class B common shares were outstanding.

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

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
INVENTORIES	$1,322,614	$1,360,451
INVESTMENT IN UNCONSOLIDATED ENTITY	412,491	417,732
PROPERTIES AND EQUIPMENT—NET	33,866	34,409
INTANGIBLE ASSET—RELATED PARTY	127,593	127,593
CASH AND CASH EQUIVALENTS	514,411	62,304
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	2,298	2,343
MARKETABLE SECURITIES—HELD TO MATURITY	10,082	20,577
RELATED PARTY ASSETS	7,502	82,411
OTHER ASSETS	18,150	6,762
TOTAL	$2,449,007	$2,114,582

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable	$69,652	$69,387
Accounts payable and other liabilities	97,271	114,080
Related party liabilities	200,306	221,157
Payable pursuant to tax receivable agreement	258,061	201,845
Total liabilities	625,290	606,469

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2017—62,257,706 shares; 2016—37,426,008 shares
Class B common shares; No par value; Issued and outstanding: 2017—81,463,433 shares; 2016—74,320,576 shares
Contributed capital	520,124	260,779
Accumulated deficit	(33,019)	(15,394)
Accumulated other comprehensive loss	(2,845)	(2,469)
Total members’ capital	484,260	242,916
Noncontrolling interests	1,339,457	1,265,197
Total capital	1,823,717	1,508,113
TOTAL	$2,449,007	$2,114,582

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share/unit and per share/unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Land sales	$4,739	$687	$5,204	$2,662
Land sales—related party	587	790	84,858	1,149
Management services—related party	5,481	3,391	10,951	3,391
Operating properties	2,439	2,351	4,536	4,515
Total revenues	13,246	7,219	105,549	11,717
COSTS AND EXPENSES:
Land sales	1,667	(249)	82,114	(249)
Management services	2,657	1,403	5,306	1,403
Operating properties	2,912	2,408	5,192	5,207
Selling, general, and administrative	27,934	57,540	55,109	69,417
Management fees—related party	—	429	—	1,716
Total costs and expenses	35,170	61,531	147,721	77,494
EQUITY IN LOSS FROM UNCONSOLIDATED ENTITY	(2,365)	(182)	(5,241)	(182)
LOSS BEFORE INCOME TAX BENEFIT	(24,289)	(54,494)	(47,413)	(65,959)
INCOME TAX BENEFIT	—	1,083	—	4,456
NET LOSS	(24,289)	(53,411)	(47,413)	(61,503)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(14,506)	(34,750)	(29,788)	(37,718)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(9,783)	$(18,661)	$(17,625)	$(23,785)

NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE/UNIT
Basic	$(0.19)	$(0.50)	$(0.39)	$(0.65)
Diluted	$(0.19)	$(0.50)	$(0.39)	$(0.70)
WEIGHTED AVERAGE CLASS A SHARES/UNITS OUTSTANDING
Basic	50,993,481	37,633,159	44,931,512	37,130,503
Diluted	50,993,481	37,633,159	44,931,512	64,355,315
NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE/UNIT
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES/UNITS OUTSTANDING
Basic and diluted	77,931,250	49,002,577	76,145,972	24,501,288

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET LOSS	$(24,289)	$(53,411)	$(47,413)	$(61,503)
OTHER COMPREHENSIVE LOSS:
Reclassification of actuarial loss on defined benefit pension plan included in net loss	28	23	56	48
Other comprehensive income before taxes	28	23	56	48
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE LOSS	—	(7)	—	(14)
OTHER COMPREHENSIVE INCOME—Net of tax	28	16	56	34
COMPREHENSIVE LOSS	(24,261)	(53,395)	(47,357)	(61,469)
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(14,495)	(34,743)	(29,763)	(37,705)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(9,766)	$(18,652)	$(17,594)	$(23,764)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share/unit amounts)
(Unaudited)

	Class A Units	Class B Units	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - January 1, 2017	—	—	37,426,008	74,320,576	$260,779	$(15,394)	$(2,469)	$242,916	$1,265,197	$1,508,113
Net loss	—	—	—	—	—	(17,625)	—	(17,625)	(29,788)	(47,413)
Share-based compensation expense	—	—	—	—	8,806	—	—	8,806	—	8,806
Reacquisition of share-based compensation for tax-withholding purposes	—	—	—	—	(6,480)	—	—	(6,480)	—	(6,480)
Settlement of restricted share units for Class A shares of common stock	—	—	285,670	—	—	—	—	—	—	—
Issuance of share-based compensation awards	—	—	396,028	—	—	—	—	—	—	—
Issuance of Class A common shares in initial public offering—net of underwriting discount and offering costs of $21,294	—	—	24,150,000	—	316,806	—	—	316,806	—	316,806
Issuance of Class A Common Units and related sale of Class B common shares in private placement	—	—	—	7,142,857	45	—	—	45	100,000	100,045
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	—	—	(56,216)	—	—	(56,216)	—	(56,216)
Other comprehensive income—net of tax of $0	—	—	—	—	—	—	31	31	25	56
Adjustment of Noncontrolling interest in the Operating Company	—	—	—	—	(3,616)	—	(407)	(4,023)	4,023	—
BALANCE - June 30, 2017	—	—	62,257,706	81,463,433	$520,124	$(33,019)	$(2,845)	$484,260	$1,339,457	$1,823,717

BALANCE - January 1, 2016	36,627,847	12,792,948	—	—	$245,829	$17,872	$(2,779)	$260,922	$87,511	$348,433
Net loss	—	—	—	—	—	(23,785)	—	(23,785)	(37,718)	(61,503)
Share-based compensation expense	—	—	—	—	20,491	—	—	20,491	—	20,491
Conversion of Class A units to Class A common shares	(36,627,847)	—	36,627,847	—	—	—	—	—	—	—
Cancellation of Class B units	—	(12,792,948)	—	—	—	—	—	—	—	—
Sale of Class B Common Shares	—	—	—	74,320,576	470	—	—	470	—	470
Formation Transactions	—	—	798,161	—	119,208	—	388	119,596	1,241,208	1,360,804
Initial liability recognized under tax receivable agreement—net of tax benefit of $73,184	—	—	—	—	(128,661)	—	—	(128,661)	—	(128,661)
Other comprehensive income—net of tax of $14	—	—	—	—	—	—	21	21	13	34
BALANCE - June 30, 2016	—	—	37,426,008	74,320,576	$257,337	$(5,913)	$(2,370)	$249,054	$1,291,014	$1,540,068

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,413)	$(61,503)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss from unconsolidated entity	5,241	182
Deferred income taxes	—	(4,456)
Depreciation and amortization	1,019	847
Share based compensation	8,806	20,491
Changes in operating assets and liabilities:
Inventories	38,102	(22,376)
Related party assets	44,909	19,686
Other assets	(821)	(1,010)
Accounts payable and other liabilities	(16,686)	5,827
Related party liabilities	(32,101)	(12,937)
Net cash provided by (used in) operating activities	1,056	(55,249)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and certificates of deposit	45	1,360
Proceeds from the maturity of marketable securities	35,210	25,000
Purchase of marketable securities	(25,233)	—
Cash acquired in Formation Transactions, net of consideration paid	—	3,213
Cash from former San Francisco Venture members in relation to Formation Transactions	30,000	30,000
Purchase of properties and equipment	(119)	(287)
Net cash provided by investing activities	39,903	59,286
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of Initial Public Offering of Class A common shares—net of underwriting discounts of $18,402	319,698	—
Proceeds of Class B common share offering	45	470
Proceeds from issuance of Class A Common Units in private placement	100,000	—
Principal payment on settlement note	—	(5,000)
Payment of equity offering costs	(1,730)	—
Reacquisition of share based compensation awards for tax-withholding purposes	(6,480)	—
Payment of financing costs	(385)	(132)
Net cash provided by (used in) financing activities	411,148	(4,662)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	452,107	(625)
CASH AND CASH EQUIVALENTS—Beginning of period	62,304	108,657
CASH AND CASH EQUIVALENTS—End of period	$514,411	$108,032
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
The Holding Company conducts all of its activities through Five Point Operating Company, LLC (formerly known as Newhall Intermediary Holding Company, LLC, a Delaware limited liability company, the "Operating Company"). The Holding Company is the sole operating managing member of the Operating Company and at June 30, 2017 and December 31, 2016, owned approximately 58.6% and 50.4%, respectively, of the outstanding Class A Common Units of the Operating Company. The Holding Company also owned all of the outstanding Class B Common Units of the Operating Company at both June 30, 2017 and December 31, 2016.

Initial Public Offering
On May 15, 2017, the Holding Company completed an initial public offering ("IPO") and sold 24,150,000 Class A common shares at a public offering price of $14.00 per share, which included 3,150,000 shares pursuant to the full exercise by the underwriters of their over-allotment option, resulting in gross proceeds of $338.1 million. The Holding Company used the net proceeds of the IPO to purchase 24,150,000 Class A Common Units of the Operating Company. The aggregate net proceeds to the Company after deducting underwriting discounts and commissions and before offering expenses payable by the Company, was $319.7 million.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company and the accounts of all subsidiaries in which the Company has a controlling interest and the accounts of variable interest entities ("VIEs") in which the Company is deemed to be the primary beneficiary. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2016 and 2015 included in the Company’s prospectus dated May 9, 2017, filed with the Securities and Exchange Commission (the "SEC") in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the "Securities Act"), on May 11, 2017. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The accounts and operating results of the consolidated businesses acquired in the Formation Transactions have been included in the accompanying condensed consolidated financial statements from the acquisition date forward.
Reclassifications—The Company has reclassified prior year amounts in the statement of operations related to the cost of management services to conform to the current year's financial statement presentation. The reclassifications had no effect on the Company's previously reported financial position, results of operations or cash flows.
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
Concentration of credit risk—As of June 30, 2017, the Company’s inventories are all located in California. The Company is subject to risks incidental to the ownership, development, and operation of commercial and residential real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, availability of land for development, changes in tax laws, interest rate levels, availability of financing, and potential liability under environmental and other laws.
The Company’s credit risk relates primarily to cash, cash equivalents, restricted cash and certificates of deposit and marketable securities—held to maturity. Cash accounts at each institution are currently insured by the Federal Deposit Insurance Corporation up to $250,000 in the aggregate. At various times during the six months ended June 30, 2017 and 2016, the Company maintained cash account balances in excess of insured amounts. The Company has not experienced any credit losses to date on its cash, cash equivalents, restricted cash and certificates of deposit, and marketable securities—held to maturity. The Company’s risk management policies define parameters of acceptable market risk and limit exposure to credit risk.
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
Marketable securities—The Company's investments in marketable securities are comprised of debt securities. The Company purchases each investment with the intent and ability to hold the investment until maturity. Investments are carried at amortized cost. Amortization and accretion of premiums and discounts are included in selling, general, and administrative costs and expenses in the accompanying condensed consolidated statements of operations. The Company evaluates securities in unrealized loss positions for evidence of other-than-temporary impairment, considering, among other things, duration, severity, and financial condition of the issuer. No other-than-temporary impairments were identified during either the six months ended June 30, 2017 or 2016.
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
The Company evaluates the recoverability of its investment in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "temporary" or "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is "other-than-temporary," the Company reduces the investment to its estimated fair value. No other-than-temporary impairments were identified during either the six months ended June 30, 2017 or 2016.
Inventories —Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized inventory costs include land, land in which the Company has the rights to receive in accordance with a disposition and development agreement (see Note 3), land development costs, real estate taxes, and interest related to financing development and construction. Land development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as schools, utilities, roads, and bridges; and site costs, such as grading and amenities, to bring the land to a saleable state. Project litigation costs are charged to expense when incurred. Costs that cannot be clearly associated with the acquisition, development, and construction of a real estate project and selling expenses are expensed as incurred. The Company expenses advertising costs as incurred, which were $1.2 million and $0.7 million during the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $1.1 million during the six months ended June 30, 2017 and 2016, respectively. Certain public infrastructure project costs incurred by the Company are eligible for reimbursement, typically, from the proceeds of CFD bond debt, state and federal grants or property tax assessments.
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

Receivables —The Company evaluates the carrying value of receivables, which includes receivables from related parties, at each reporting date to determine the need for an allowance for doubtful accounts. As of both June 30, 2017 and December 31, 2016, the allowance for doubtful accounts was not significant.
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
The carrying amount of the Company's financial instruments, which included cash and cash equivalents, restricted cash and certificates of deposit, marketable securities, related party assets, notes payable, accounts payable and other liabilities, and certain related party liabilities approximated the Company's estimates of fair value at both June 30, 2017 and December 31, 2016. The fair value of the Company’s notes payable (see Note 11) and related party EB-5 reimbursement obligation (see Note 10), are estimated using level 2 inputs, by discounting the expected cash flows based on rates available to the Company as of the measurement date. The carrying amounts of the Company’s other financial instruments approximates the estimated fair value due to their short-term nature.
Other than contingent consideration (see Note 3 and Note 10), the Company had no other assets or liabilities that are required to be remeasured at fair value on a recurring basis at both June 30, 2017 and December 31, 2016.
Offering Costs—Costs incurred by the Company, totaling $2.9 million, that were directly attributable to the IPO were deferred and charged against the gross proceeds of the offering as a reduction of members’ contributed capital. The Company had $1.0 million in deferred equity offering costs at December 31, 2016 included in other assets on the accompanying consolidated balance sheet.
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
The Company's estimate of the Holding Company's annual effective tax rate is subject to change based on changes in federal and state tax laws and regulations, the Holding Company's ownership interest in the Operating Company and the Operating Company's ownership in the San Francisco Venture, and the Company's assessment of its deferred tax asset valuation allowance. Cumulative adjustments are made in interim periods in which the Company identifies a change in its estimate of the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, the Company's utilization experience with operating loss and tax credit carryforwards and tax planning alternatives are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse effect or beneficial effect on the Holding Company’s income tax provision and net income or loss in the period the determination is made. The Holding Company recognizes interest or penalties related to income tax matters in income tax expense.
Recently issued accounting pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance, including industry-specific revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU No. 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017 for public entities. Further, the application of ASU No. 2014-09 permits the use of either the full retrospective or cumulative effect transition approach. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 using the cumulative effect transition approach. Some of the Company’s land sale contracts include contingent amounts of variable consideration in the form of profit participation with homebuilders. The Company currently defers revenue recognition from profit participation arrangements until the amount becomes fixed and determinable. Under the new guidance the Company will be required to estimate the amount of variable consideration expected to be received from the homebuilder and may be able to recognize some or all of the amount earlier than the Company has done so under the current guidance. Revenue recognition under the new standard for real estate sales is largely based on the transfer of control provisions versus continuing involvement guidance. This may result in the Company applying more judgment in both identifying performance obligations and in determining the timing of recognizing revenue. The Company will also be required to provide more robust disclosure on the nature of the Company’s transaction, the economic substance of the arrangement and the judgment involved. The Company continues to evaluate the new standard to determine other possible impacts on its consolidated financial statements and related disclosures.
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
Recently adopted accounting pronouncements—In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of addressing whether transactions should be accounted for as acquisitions of assets or of businesses. The Company early adopted ASU No. 2017-01 on July 1, 2017, and the standard will be applied to future transactions prospectively. Therefore, its impact will be dependent upon such transactions whereby the new definition of a business will be applied. Transaction costs for asset acquisitions will be capitalized while for business acquisitions such costs will be expensed.

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
The Company was a party to a cost sharing agreement related to the transactions that were consummated through the Contribution and Sale Agreement in which financial advisory, legal, accounting, tax and other consulting services were shared between the Company, the San Francisco Venture, the Great Park Venture and the Management

Company. The Management Company acted as the administrative agent for all the parties. Transaction costs of $1.1 million and $1.8 million were incurred directly by the Company or allocated to the Company under the cost sharing agreement during the three and six months ended June 30, 2016, and are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.
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

The intangible asset is a contract asset resulting from the incentive compensation provisions of the A&R DMA. The A&R DMA has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew for three additional years and then two additional years. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received. The investment in FPL, which was stepped up to fair value, will eliminate in consolidation as FPL is a consolidated subsidiary of the Company. Related party liabilities are comprised of the Class B distribution rights held by Emile Haddad, an affiliate of Lennar and FPC-HF Venture I. The Class B interests were determined to not be a substantive form of equity because the interests only entitle the holders to the Legacy Incentive Compensation payments, and does not expose the holders to the net assets or residual interest of Management Company. Class B distributions will be made when the Management Company receives Legacy Incentive Compensation payments under the A&R DMA. As of June 30, 2017, the Management Company had received $58.3 million of the Legacy Incentive Compensation and made distributions in the same amount to the holders of Class B interests. Related party liabilities also includes an obligation to the Operating Company for $14.1 million representing 12.5% of the Non-Legacy Incentive Compensation under the A&R DMA that the Management Company previously sold to FPC-HF Venture I and that the Operating Company acquired from FPC-HF Venture I in connection with the Contribution and Sale Agreement (see Note 10). This obligation and the Operating Company’s acquired asset are eliminated in the accompanying condensed consolidated balance sheet as of June 30, 2017.

The Company recorded revenue and losses related to the acquisition of the Management Company and the San Francisco Venture for the three and six months ended June 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$5,710	$3,444	$95,009	$3,444
Loss	$(3,879)	$(2,768)	$(3,983)	$(2,768)

Pro Forma Information
The pro forma financial information presents combined results of operations for the three and six months ended June 30, 2016, as if the Management Company and the San Francisco Venture had been acquired as of the beginning of fiscal year 2015. Nonrecurring pro forma adjustments directly attributable to the business combination include (i) share based compensation of $20.5 million, (ii) bonus expense of $12.0 million, and (iii) transaction costs of $2.4 million for the three months and $3.3 million for the six months of which $1.1 million for the three months and $1.8 million for the six months are recorded in the historical statement of operations. These costs were excluded from the pro forma earnings for the three and six month periods ended June 30, 2016. The pro forma data presented below is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business. The pro forma revenue and net loss for the three and six months ended June 30, 2016 are as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Pro forma revenues	$9,311	$18,242
Pro forma net loss	$(22,754)	$(38,563)

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

The cost of the Company’s investment in the Great Park Venture was $114.2 million higher than the Company’s underlying equity in the carrying value of net assets of the Great Park Venture (basis difference). The basis difference at June 30, 2017 was $138.8 million. The Company’s earnings from the equity method investment are adjusted by amortization and accretion of the basis differences as the assets and liabilities that gave rise to the basis difference are sold, settled or amortized.

The following table summarizes the statement of operations of the Great Park Venture for six months ended June 30, 2017 and for the period from the acquisition date of May 2, 2016 to June 30, 2016 (in thousands):

	2017	2016
Land sale revenues	$7,180	$2,397
Cost of land sales	(3,193)	(863)
Other costs and expenses	(15,123)	(71,390)
Net loss of Great Park Venture	$(11,136)	$(69,856)
The Company’s share of net loss	$(4,176)	$(26,196)
Basis difference accretion	(1,065)	26,014
Equity in loss from Great Park Venture	$(5,241)	$(182)

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Inventories	$1,208,978	$1,115,818
Cash and cash equivalents	194,984	351,469
Receivable and other assets	42,671	28,815
Total assets	$1,446,633	$1,496,102
Accounts payable and other liabilities	$151,815	$190,148
Redeemable Legacy Interests	565,000	565,000
Capital (Percentage Interest)	729,818	740,954
Total liabilities and capital	$1,446,633	$1,496,102
The Company's share of capital in Great Park Venture	$273,682	$277,858
Unamortized basis difference	138,809	139,874
The Company’s investment in the Great Park Venture	$412,491	$417,732

5.    NONCONTROLLING INTERESTS
As of June 30, 2017, the Holding Company owned approximately 58.6% of the outstanding Class A Common Units of the Operating Company, 100% of the outstanding Class B Common Units, and was the sole operating managing member of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries, and records a noncontrolling interest for the remaining 41.4% of the outstanding Class A Common Units of the Operating Company.
After a 12 month holding period, holders of Class A Common Units of the Operating Company may exchange their units for, at the Company’s option, either (i) Class A common shares on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or (ii) cash in an amount equal to the market value of such shares at the time of exchange. Whether such units are acquired by the Company in exchange for Class A common shares or for cash, if the holder also owns Class B common shares, then an equal number of that holder’s Class B common shares will automatically convert into Class A common shares, at a ratio of 0.0003 Class A common shares for each Class B common share. This exchange right is currently exercisable by all holders of outstanding Class A Common Units of the Operating Company, except for 7,142,857 units purchased by Lennar on May 15, 2017, as to which such right is exercisable after May 15, 2018.

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
During the six months ended June 30, 2017, the Holding Company's ownership interest in the Operating Company changed as a result of the Holding Company acquiring Class A Common Units of the Operating Company with the proceeds of the Holding Company's IPO, the sale of Class A Common Units of the Operating Company in a private placement with Lennar, and equity transactions related to the Company's share based compensation plan. The carrying amount of the Company's noncontrolling interest has been adjusted by $4.0 million to reflect these changes in ownership interests during the six months ended June 30, 2017. As a result of changes in ownership interest of the Operating Company due to the Formation Transactions, an adjustment to members' capital of $119.6 million occurred during the six months ended June 30, 2016.

6.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the TRA related obligation, which was $258.1 million and $201.8 million at June 30, 2017 and December 31, 2016, respectively. The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, Five Point Communities, LP and FPL, all of which have also been determined to be VIEs.
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
As of June 30, 2017, the San Francisco Venture had total combined assets of $1,055.5 million, primarily comprised of $1,030.6 million of inventories, $0.5 million in related party assets and $22.7 million in cash and total combined liabilities of $260.6 million including $177.9 million in related party liabilities and $65.1 million in notes payable.
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
As of June 30, 2017, Five Point Communities, LP and FPL had combined assets of $469.3 million primarily comprised of $292.0 million of inventories, $127.6 million of intangibles, $6.2 million in related party assets and $4.5 million in cash and total combined liabilities of $85.5 million including $70.6 million in accounts payable and other liabilities and $10.3 million in related party liabilities.
As of December 31, 2016, Five Point Communities, LP and FPL had combined assets of $520.6 million primarily comprised of $280.4 million of inventories, $127.6 million of intangibles, $51.0 million in related party assets and $22.6 million in cash and total combined liabilities of $138.5 million including $80.6 million in accounts payable and other liabilities and $53.6 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the six months ended June 30, 2017 and 2016, respectively, there were no VIEs that were deconsolidated.

7.     PROPERTIES AND EQUIPMENT— NET

Properties and equipment as of June 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Agriculture operating properties and equipment	$29,636	$29,636
Golf club operating properties	5,616	5,611
Other	5,034	5,002
Total properties and equipment	40,286	40,249
Accumulated depreciation	(6,420)	(5,840)
Properties and equipment—net	$33,866	$34,409

Depreciation expense was $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

8.    INTANGIBLE ASSET—RELATED PARTY

In connection with the Company’s acquisition of the Management Company (see Note 3), the Company acquired an intangible asset related to the contract value of the incentive compensation provisions of the Management Company’s development management agreement with the Great Park Venture. The carrying amount and accumulated amortization of the intangible asset as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(2,112)	(2,112)
Net book value	$127,593	$127,593

No amortization expense was recorded for the three or six months ended June 30, 2017, as the Company did not receive any economic benefits from incentive compensation. In both the three and six months ended June 30, 2016, the Company recorded $0.6 million of amortization expense attributed to a portion of the Legacy Incentive Compensation recognized in the respective periods.

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

At June 30, 2017, investments in debt securities classified as held to maturity, all of which mature in less than 12 months, were as follows (in thousands):

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value (Level 1)
Security type:
Corporate debt securities	$10,082	$—	$(11)	$10,071

At December 31, 2016, investments in debt securities classified as held to maturity were as follows (in thousands):

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value (Level 1)
Security type:
Corporate debt securities	$20,577	$—	$(52)	$20,525

At both June 30, 2017 and December 31, 2016, no debt securities had been in a continuous unrealized loss position for 12 months or longer.

10.     RELATED PARTY TRANSACTIONS

Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Assets:
Capital commitment from seller	$—	$30,000
Legacy Incentive Compensation receivable	—	43,101
Transition services agreement	—	1,356
Builder fees and other	7,502	7,954
	$7,502	$82,411
Liabilities:
EB-5 loan reimbursements	$102,692	$102,692
Contingent consideration—Mall Venture project property	64,870	64,870
Deferred land sale revenue	10,324	—
Payable to holders of Management Company’s Class B interests	9,000	52,102
Reimbursement obligation to the Great Park Venture	11,250	—
Other	2,170	1,493
	$200,306	$221,157

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
Development Management Agreement with the Great Park Venture (Legacy Incentive Compensation Receivable)
In 2010, the Great Park Venture, the Company’s equity method investee through the Formation Transactions, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The compensation structure now in place as per the A&R DMA consists of a base fee and incentive compensation. The base fee consists of a fixed annual fee and a variable fee equal to general and administrative costs incurred by the Management Company on behalf of the Great Park Venture. Incentive compensation is characterized as "Legacy Incentive Compensation" and "Non-Legacy Incentive Compensation." The Legacy Incentive Compensation consists of the following: (i) $15.2 million, which was received by the Management Company on May 2, 2016; (ii) $43.1 million received by the Management Company on January 3, 2017; and (iii) a maximum of $9 million of incentive compensation payments attributed to contingent payments made under a cash flow participation agreement the Great Park Venture is a party to. Generally, the Non-Legacy Incentive Compensation is 9% of distributions made by the Great Park Venture, as defined in the A&R DMA, excluding the distributions to the holders of Legacy Interests of $565 million (see Note 4). Due to the contingencies associated with the portion of the Legacy Incentive Compensation (maximum of $9 million) that has not been received and the Non-Legacy Incentive Compensation, no receivable was recognized at the acquisition date for these components and instead an intangible asset at fair value, was recognized at the acquisition date (see Note 3). For the three and six months ended June 30, 2017, the Company recognized revenue from management services of $4.0 million and $8.1 million, respectively, included in management services—related party in the accompanying condensed consolidated statement of operations related to all management fees under the A&R DMA.
EB-5 Loan Reimbursements
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse CPHP or its subsidiaries for a portion of the EB-5 loan liabilities and related interest that were assumed by CPHP or its subsidiaries pursuant to the Separation Agreement. As of June 30, 2017, the balance of the payable to CPHP or its subsidiaries was $102.7 million. Interest is paid monthly and totaled $1.0 million and $2.1 million for the three and six months ended June 30, 2017, respectively, and $0.7 million for both the three and six months ended June 30, 2016. All of the incurred interest for the three and six months ended June 30, 2017 and 2016 was capitalized into inventories as interest on development and construction costs. The weighted average interest rate as of June 30, 2017 was 4.1%. Principal payments of $39.4 million and $63.3 million are due in 2019 and 2020, respectively.
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
Transition Services Agreement
The Operating Company has engaged a subsidiary of Lennar to provide certain services, support, and resources to the Company under a Transition Services Agreement ("TSA"). The services include the following: (i) secondment of certain Lennar subsidiary employees to the Company from May 2, 2016 to July 1, 2016; (ii) licensing the use of certain office space; and (iii) transition services including accounting, payroll, finance, treasury, tax, employee benefits, human resources, and information technology support. The fees charged by subsidiaries of Lennar for transition services approximate the costs incurred by Lennar and its subsidiaries in providing such services and may be revised accordingly. The TSA will terminate on May 2, 2018 unless extended by written mutual agreement. For the three and six months ended June 30, 2017, the Company incurred $0.5 million and $0.9 million, respectively, in costs for office space licensing and transition services. For both the three and six months ended June 30, 2016, the Company incurred $0.1 million in office space licensing and transition services expenses. As of June 30, 2017 and December 31, 2016, the Company had a related party payable of $0.6 million and a related party receivable of $1.4 million, respectively, related to the various components of the TSA.

San Francisco Bay Area Development Management Agreements
The Company has entered into development management agreements with affiliates of Lennar and Castlelake in which the Company will provide certain development management services to various real estate development projects located in the San Francisco Bay area. The agreements generally consist of a fixed management fee and in some cases a variable fee equal to general and administrative costs incurred by the Company. For the three and six months ended June 30, 2017 the Company recognized revenue from management services of $1.5 million and $2.9 million, respectively. During both the three and six months ended June 30, 2016, the Company recognized $0.7 million in such revenues. Revenues related to management fees under the San Francisco Bay area development management agreements are included in management services—related party in the accompanying condensed consolidated statements of operations.
Candlestick Point Purchase and Sale Agreements
The San Francisco Venture has entered into purchase and sale agreements with an affiliate of Lennar and Castlelake to sell 3.6 acres of land including one agreement for land where up to 390 for-sale homesites are planned to be built and one agreement for land that includes additional airspace parcels above the planned Retail Project where up to 334 multi-family homesites are planned to be built. The Company is required to complete certain conditions prior to the close of escrow of the sale of the airspace parcels above the planned Retail Project, including recording the subdivision of the land and airspace parcels into separate legal parcels. The San Francisco Venture closed escrow on the first of these two sales in January 2017 resulting in gross proceeds of $91.4 million. As of June 30, 2017, the Company has deferred $10.3 million of revenue on this sale that will be recognized as the Company completes certain infrastructure improvements.
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

Reimbursement Obligation to the Great Park Venture
In May 2017, the Great Park Venture gave notice to the seller of commercial property located in the Great Park Neighborhoods that it intended to repurchase the property under a repurchase option that the Great Park Venture retained after originally selling the property to the seller in March 2015. The Great Park Venture has transfered the repurchase option to its then newly formed subsidiary, Five Point Office Venture I, LLC ("FPOV"). As of June 30, 2017, the Company and the other members of the Great Park Venture had not finalized the financing and ownership structure of FPOV. As a result, the Company and some of the other members of the Great Park Venture agreed to reimburse the Great Park Venture for any non-refundable deposits the Great Park Venture funded under the repurchase option in the event that FPOV did not complete the acquisition of the property by August 15, 2017. The Company's portion of the reimbursement obligation was $11.3 million and is included in related party liabilities in the accompanying condensed consolidated balance sheet. The Company also recognized an equivalent asset included in other assets on the accompanying condensed consolidated balance sheet. FPOV completed the purchase of the property on August 10, 2017, thus terminating the reimbursement obligation (see Note 21).
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
Development Management Agreement between FPL and the Management Company
The Company previously engaged the Management Company as an exclusive independent contractor to generally supervise the day-to-day affairs of the Company and the assets of its subsidiaries. The initial term of the management agreement commenced on July 31, 2009, and was for five years, with an option for two renewal terms of three years each. The Company elected to exercise the first renewal option in 2014. The development management fee was $5.0 million per annum in each renewal term, subject to annual increases determined by a consumer price index. The management agreement was terminated on May 2, 2016 when the Company acquired the Management Company. For the three and six months ended June 30, 2016, development management fees were $0.4 million and $1.7 million, respectively.

11.    NOTES PAYABLE

At June 30, 2017 and December 31, 2016, notes payable consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Macerich Note	$65,130	$65,130
Settlement Note, net of unamortized discount of $478 in 2017 and $743 in 2016	4,522	4,257
	$69,652	$69,387

On November 13, 2014, in connection with entering into the Mall Venture and Mall DAA, a wholly-owned subsidiary of the San Francisco Venture issued a promissory note (the "Macerich Note") to an affiliate of the Macerich Member in the amount of $65.1 million, bearing interest at 360-day LIBOR plus 2.0% (3.74% at June 30, 2017). Upon completion of certain conditions, including the conveyance of the Retail Project Property to the Mall Venture, the Macerich Member, in several steps, will cause the Macerich Note to be distributed to the Company, resulting in the extinguishment of the Macerich Note. Alternatively, under the terms of the Mall Venture and Mall DAA, if the San Francisco Venture or the Lennar-CL Venture fail to achieve certain milestones, including the conveyance to the joint venture of the land for the mall on or prior to December 31, 2017, subject to certain extensions, Macerich will have the right to terminate the joint venture, require the Company to repay the Macerich Note and 50% of certain additional termination fees (the remainder would be paid by the Lennar-CL Venture). The Mall Venture is currently redesigning the Retail Project and evaluating certain milestones, including the timing of the conveyance to the Mall Venture of the land for the mall. At the acquisition date of May 2, 2016, the Company recorded the Macerich Note at its fair value. The Company currently does not accrue interest on the Macerich Note given the extinguishment terms noted above. The Company deems the possibility of repayment remote.
The settlement note represents the settlement of an April 2011 third party dispute related to a prior land acquisition in which the Company issued a $12.5 million non-interest-bearing promissory note. At issuance, the Company recorded a discount on the face value of the promissory note at an imputed interest rate of approximately 12.8%. Amortization expense of this discount is capitalized to the Company’s inventory each period. During the three months ended June 30, 2017 and 2016, the Company capitalized amortization expense of $0.2 million and $0.1 million, respectively. During the six months ended June 30, 2017 and 2016, the Company capitalized amortization expense of $0.3 million and $0.4 million, respectively. The Company made a $5.0 million principal payment in April 2016 and as of June 30, 2017, the settlement note has one remaining principal paydown of $5.0 million due April 2018. The settlement note is secured by certain real estate assets of the Company with a carrying value of approximately $24.7 million and $24.3 million, at June 30, 2017 and December 31, 2016, respectively.
Revolving Credit Facility
In April 2017, the Company entered into a $50 million senior unsecured revolving credit facility (the "Revolving Credit Facility") with a financial institution. The Revolving Credit Facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $50 million initially, with an accordion feature that will allow the Company to increase the maximum aggregate amount to $100 million, subject to certain conditions, including receipt of commitments. The Revolving Credit Facility matures in two years, with two options for the Company to extend the maturity date, in each case, by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. Borrowings under the Revolving Credit Facility bear interest at LIBOR plus a margin ranging from 1.75% to 2.00% based on the Company’s leverage ratio. No funds have been drawn on the Revolving Credit Facility as of June 30, 2017.

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
After a 12 month holding period, holders of Class A Common Units of the Operating Company will be able to exchange their units for, at the Company's option, either Class A common shares on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or cash in an amount equal to the market value of such shares at the time of exchange. The Company expects that basis adjustments resulting from these transactions, if they occur, are likely to reduce the amount of income tax the Company would otherwise be required to pay in the future.
(b) Allocations that result from the application of the principles of Section 704(c) of the Internal Revenue Code of 1986, as amended (the "Code").
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
At June 30, 2017 and December 31, 2016, respectively, the Company’s condensed consolidated balance sheets include a $258.1 million and a $201.8 million liability for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) of the Code to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s direct or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record additional TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Furthermore, the Company may record additional liabilities under the TRA if and when TRA Parties exchange Class A Common Units of the Operating Company for the Company’s Class A common shares or other equity transactions that impact the Holding Company's ownership in the Operating Company. During the six months ended June 30, 2017, the Company adjusted its recorded TRA liability as a result of equity transactions during the period, including the IPO and private placement. Changes in the Company's estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent changes to the amount of TRA liabilities recorded.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the six months ended June 30, 2017 and 2016.

13.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development, and sale of real estate, which the Company does in the routine conduct of its business.

Operating Leases
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. The Company also leases portions of its land to third parties for agricultural operations. As of June 30, 2017, minimum lease payments to be made under operating leases with initial terms in excess of one year and minimum lease payments to be received under noncancelable leases are as follows (in thousands):

	Rental Payments	Rental Receipts
Remainder of 2017	$1,520	$559
2018	3,139	1,038
2019	3,072	580
2020	2,180	491
2021	1,971	—
Thereafter	173	—
	$12,055	$2,668

Rent expense for the three months ended June 30, 2017 and 2016 was $0.7 million and $0.5 million, respectively, and for the six months ended June 30, 2017 and 2016, rent expense was $1.3 million and $0.7 million, respectively.
Water Purchase Agreement
The Company is subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for the Company’s exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term. At June 30, 2017, the aggregate annual minimum payments remaining under the initial term total $37.5 million. During the six months ended June 30, 2017, the Company made a payment of $1.2 million and does not expect to make any additional payments for the remainder of 2017. The annual minimum payments for years 2018 to 2021 are $1.2 million, $1.2 million, $1.3 million, and $1.3 million, respectively.
Newhall Ranch Infrastructure Project
In January 2012, the Company entered into an agreement with Los Angeles County, in which the Company will finance up to a maximum of $45.8 million for the construction costs of an interchange project that Los Angeles County is administering. The interchange project is a critical infrastructure project that will benefit Newhall Ranch. As of June 30, 2017, the Company has made aggregate payments of $37.0 million, including a payment of $15.0 million made during the six months ended June 30, 2017. The interchange project is expected to be completed in 2017. There is also a provision for the Company to pay Los Angeles County interest on defined unreimbursed construction costs incurred prior to the reimbursement payment. Upon the final payment, Los Angeles County will credit the Company, in the form of bridge and thoroughfare construction fee district fee credits, an amount equal to the Company’s actual payments, exclusive of any interest payments. These credits are eligible for application against future bridge and thoroughfare fees the Company may incur. At June 30, 2017 and December 31, 2016, the Company had $5.8 million and $16.4 million, respectively, included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets, representing unreimbursed construction costs payable to Los Angeles County.
Agreement Regarding Mall Venture
On May 2, 2016, the Company entered into an agreement with CPHP pursuant to which, upon completion of the Retail Project, CPHP will contribute all of its interests in the Mall Venture Member to the Operating Company in exchange for 2,917,827 Class A Common Units of the Operating Company. Additionally, CPHP will purchase an equal amount of Class B common shares from the Holding Company at a price of $0.00633 per share. The Retail Project is currently expected to be completed in 2021.

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
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $167.6 million and $62.8 million as of June 30, 2017 and December 31, 2016, respectively.

San Francisco Shipyard and Candlestick Point Disposition and Development Agreement
The San Francisco Venture is a party to a disposition and development agreement with the San Francisco Agency in which the San Francisco Agency will convey portions of The San Francisco Shipyard and Candlestick Point owned or acquired by the San Francisco Agency to the San Francisco Venture for development. The San Francisco Venture will reimburse the San Francisco Agency for reasonable costs and expenses actually incurred and paid by the San Francisco Agency in performing its obligations under the disposition and development agreement. The San Francisco Agency can also earn a return of certain profits generated from the development and sale of The San Francisco Shipyard and Candlestick Point if certain thresholds are met. As of June 30, 2017 the thresholds have not been met.
In April 2014, the San Francisco Venture provided the San Francisco Agency with a guaranty of infrastructure obligations with a maximum obligation of $21.4 million and in March 2016 an additional guaranty of infrastructure obligations was made with a maximum obligation of $8.1 million. In June 2017, the Company provided the San Francisco Agency with a guaranty related to construction of certain park and open space obligations with a maximum obligation of $83.7 million.
Letters of Credit
At June 30, 2017 and December 31, 2016, the Company had outstanding letters of credit totaling $2.2 million and $13.8 million, respectively. These letters of credit were issued to secure various development and financial obligations. At each of June 30, 2017 and December 31, 2016, the Company had restricted cash and certificates of deposit of $2.2 million pledged as collateral under certain of the letters of credit agreements.
Legal Proceedings
California Department of Fish and Wildlife Permits
In December 2010, the California Department of Fish and Wildlife ("CDFW") issued a Master Streambed Alteration Agreement ("MSAA") and two Incidental Take Permits ("ITPs") for endangered species and certified the final Environmental Impact Report ("EIR") portion of the Newhall Ranch Environmental Impact Statement/EIR ("EIS/EIR"). The EIS/EIR was a document jointly prepared by CDFW and the U.S. Army Corps of Engineers (the "Corps"). The Corps prepared and approved the Environmental Impact Statement ("EIS") portion of the joint document under the National Environmental Policy Act ("NEPA"). CDFW prepared and certified the EIR portion of the EIS/EIR under the California Environmental Quality Act ("CEQA"). In January 2011, five petitioners filed a complaint in Los Angeles County Superior Court ("Superior Court") challenging the issuance of the MSAA and ITPs and the certification of CDFW’s final EIR under CEQA, the California Endangered Species Act, and the Fish and Game Code. After a trial court ruling and an appeal, the Second District Court of Appeal ("Court of Appeal") ultimately upheld CDFW’s certification of the EIR and issuance of the MSAA and ITPs. Thereafter, the California Supreme Court ("Supreme Court") granted review on three issues and after issuing an opinion, remanded the case to the Court of Appeal.
In a decision filed in November 2015, the Supreme Court reversed the judgment of the Court of Appeal on the three issues. Procedurally, the Supreme Court’s decision became final in February 2016, after that court denied the petitioners’ and the Company’s respective petitions for rehearing. The three issues addressed by the Supreme Court were: (i) the EIR’s greenhouse gas ("GHG") emissions significance findings, (ii) the EIR’s mitigation measures for a protected fish species ("Stickleback"), and (iii) the timeliness of comments on impacts to cultural resources and steelhead smolt (another fish species). With respect to the GHG issue, the Supreme Court approved the EIR’s methodology analyzing the significance of the project’s GHG emissions in terms of reductions from projected "business as usual" emissions consistent with the statewide reduction mandate in California’s Global Warming Solution Act of 2006 (also known as AB 32) and the baseline methodology used in the EIR’s GHG analysis. However, the Supreme Court held that the GHG analysis lacked substantial evidence and explanation of the project’s no significant GHG findings. For that reason, the Supreme Court directed that the GHG emissions findings be corrected. On the second issue, the Supreme Court held the EIR mitigation measures for Stickleback violated the Fish and Game Code section 5515 prohibition on the "take" of fully-protected fish. On the third issue, the Supreme Court held that certain comments on cultural resources and steelhead smolt were timely submitted and remanded these issues to the Court of Appeal to reexamine the merits of the cultural resources and steelhead issues and issue a new decision on whether substantial evidence supported CDFW’s determinations on these issues.
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
In December 2016, after briefing and a hearing, the trial court signed the judgment proposed by CDFW, and the trial court issued the writ of mandate as to the GHG and stickleback issues. In February 2017, petitioners filed a notice of appeal of the trial court’s judgment. Thereafter, a notice of related appeal was filed and the matter will now be set for oral argument in the Second District Court of Appeal (Los Angeles).
As to the first two issues above, the Supreme Court decision required CDFW to reevaluate its project approvals (as they relate to these specific issues) in accordance with the Supreme Court’s holding and to complete an additional environmental analysis, public review, and certification under CEQA. In November 2016, CDFW released for public review the draft additional environmental analysis and the corresponding development plan in response to the two remaining issues, and the public review period concluded in February 2017. In June 2017, CDFW certified the final additional environmental analysis, in combination with the 2010 EIR, and reapproved the Newhall Ranch project and left intact the related state permits (the MSAA and the two ITPs).
Landmark Village
The Los Angeles County Board of Supervisors (the "BOS") certified the final EIR and adopted project approvals for Newhall Ranch’s Landmark Village development area in October 2011 and approved the vesting tentative map, general, specific and local plan amendments and various project permits and other authorizations in February 2012. In March 2012, five petitioners filed a petition in the Superior Court challenging the approvals and certification of the EIR on the alleged grounds that Los Angeles County violated CEQA, the Subdivision Map Act and state planning and zoning laws. In January 2014, the Superior Court issued a favorable Statement of Decision, which denied petitioners’ request and upheld the BOS approvals, and in April 2015, the Court of Appeal reaffirmed the Superior Court’s decision in full. In August 2015, the Supreme Court granted the petitioners’ request to review the GHG issue but ordered that the action be deferred pending disposition of the related GHG issue in the California Department of Fish and Wildlife action noted above.
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
Los Angeles County released for public review the draft additional environmental analysis for the Landmark Village EIR in response to the Supreme Court’s GHG holding, and the public review period concluded in February 2017. In July 2017, the BOS held a public meeting and certified the final additional environmental analysis in combination with the 2011 EIR and reapproved the Landmark Village project and related project approvals and permits.

Mission Village
In October 2011, the BOS certified the final EIR and provisionally approved Newhall Ranch’s Mission Village development area subject to review of the project’s approval documents, findings, overriding considerations, and mitigation monitoring. In May 2012, the BOS adopted the project approval documents, including the vesting tentative map, permits and other authorizations. In June 2012, five petitioners filed a petition in the Superior Court challenging the approvals and certification of the EIR on the alleged grounds that Los Angeles County violated CEQA, the Subdivision Map Act and state planning and zoning laws. In June 2014, the Superior Court issued a favorable Statement of Decision, which denied the petitioner's request and upheld the BOS approvals, and in September 2015, the Court of Appeal affirmed the Superior Court’s decision in full. In December 2015, the Supreme Court granted the petitioners’ request to review the GHG issue but ordered that the action be deferred pending disposition of the related GHG issue in the California Department of Fish and Wildlife action noted above.
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
Los Angeles County released for public review the draft additional environmental analysis for the Mission Village EIR in response to the Supreme Court’s GHG holding, and the public review period concluded in February 2017. In July 2017, the BOS held a public meeting and certified the final additional environmental analysis in combination with the 2011 EIR and reapproved the Mission Village project and related project approvals and permits.
Other Permits
In August 2011, the Corps approved the EIS portion of the joint EIS/EIR and issued its provisional Section 404 Clean Water Act authorization (the "Section 404 Permit") for Newhall Ranch. In September 2012, the Los Angeles Regional Water Quality Control Board (the "Regional Board") unanimously adopted final Section 401 conditions and certified the Section 404 Permit. In October 2012, opponents filed a petition for review and reconsideration of the Regional Board’s actions to the State Water Resources Control Board (the "State Board"). The State Board has not determined whether to accept or deny the petition; however, the Regional Board actions remain valid while the petition is under review by the State Board. On October 19, 2012, after consulting with the U.S. Environmental Protection Agency (the "USEPA"), the Corps issued the Section 404 Permit.
In March 2014, five plaintiffs filed a complaint against the Corps and the USEPA in the U.S. District Court, Central District of California (Los Angeles) (the "U.S. District Court"). The complaint alleges that these federal agencies violated various statutes, including the Clean Water Act, NEPA, the Endangered Species Act and the National Historic Preservation Act in connection with the Section 404 Permit and requests, among other things, that the U.S. District Court vacate the Corps’ approvals related to the Section 404 Permit and prohibit construction activities resulting in the discharge of dredged or fill material into federal waters until the Corps issues a new permit. The Company was granted intervenor status by the U.S. District Court in light of its interests as the landowner and holder of the Section 404 Permit. In September 2014, the U.S. District Court issued an order granting motions to dismiss the USEPA from this action. The dispositive cross-motions for summary judgment were then filed. The U.S. District Court reviewed and resolved all claims in the case by summary judgment. In June 2015, the U.S. District Court issued a favorable order granting the Corps’ and the Company's motions for summary judgment and denying plaintiffs' summary judgment motion. In September 2015, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). The Ninth Circuit briefing is completed and oral argument occurred in February 2017.
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
In April 2014, the Newhall County Water District ("NCWD"), a local water retailer in the Santa Clarita Valley, filed a lawsuit in the Superior Court against CLWA alleging the same claims as those brought by SCOPE in the action described above that is now final, namely that (1) CLWA is unlawfully providing retail water service in violation of CLWA’s enabling act; and (2) CLWA unlawfully acquired and owns Valencia Water Company’s stock in violation of Article XVI, section 17 of the state Constitution. NCWD’s writ petition/complaint sought a writ of mandate: (1) directing CLWA to stop providing retail water service through Valencia Water Company; and (2) directing CLWA to divest itself of Valencia Water Company’s stock. The petition/complaint also sought declaratory relief regarding unlawful retail water service and unlawful acquisition and holding of Valencia Water Company’s stock. The Company was not named as a party to the lawsuit but intervened to assist CLWA in defending these challenges to the eminent domain settlement agreement. CLWA and the Company filed a motion for judgment on the pleadings based on the contention that the claims alleged in NCWD’s lawsuit are the same ones alleged in the earlier SCOPE lawsuit, which were denied by the April 2015 judgment entered in the SCOPE lawsuit. That motion was scheduled for hearing in December 2015. Also in December 2015, CLWA, NCWD and the Company filed a stipulation to stay this lawsuit to allow settlement discussions initiated by CLWA. In December 2016, NCWD and CLWA entered into a settlement agreement, wherein NCWD agreed to dismiss this lawsuit without prejudice and in that same month the request for dismissal was entered by the Superior Court thereby dismissing this lawsuit without prejudice. In connection with that settlement agreement, the Company entered into a tolling agreement with NCWD and CLWA, which tolls any statute of limitations applicable to NCWD’s claims that CLWA is unlawfully providing retail water service in violation of CLWA’s enabling act based upon facts existing as of April 21, 2014 for the period of time specified in the settlement agreement. Given the final judgment in the action filed by SCOPE discussed above and that the claims alleged in NCWD’s lawsuit are the same ones alleged in the earlier SCOPE lawsuit, the Company does not expect the Superior Court to grant the relief sought by NCWD even if NCWD were to refile the lawsuit it recently dismissed without prejudice.
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

14.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2017 and 2016 is as follows (in thousands):

	2017	2016

Cash paid for interest	$2,105	$702

NONCASH INVESTNG AND FINANCING ACTIVITIES:
Accrued deferred equity offering and financing costs	$769	$—
Reimbursement obligation to the Great Park Venture related to property investment	$11,250	$—
Contingent consideration related to acquisition of the San Francisco Venture (See Note 3)	$—	$64,870
Capital issued in acquisition of interest in the Management Company (See Note 3)	$—	$173,488
Capital issued in acquisition of interest in the San Francisco Venture (See Note 3)	$—	$8,939
Capital issued in acquisition of interest in the Great Park Venture	$—	$419,088
Capital issued in purchase of rights to 12.5% of Non-Legacy Incentive Compensation from FPC-HF Venture I (See Note 3)	$—	$14,110
Recognition of TRA liability	$56,216	$201,845

15.    SEGMENT REPORTING
As of and for the three and six months ended June 30, 2017, the Company’s operating segments correspond with the Company’s planning and development operations in the coastal California master planned communities in which the Company controls or has significant influence. The Company does not aggregate its operating segments and its reportable segments consist of:
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
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes the Management Company, which provides management services to the Great Park Venture, the owner of the Great Park Neighborhoods. As of June 30, 2017, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounts for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers in addition to management services provided by the Company to the Great Park Venture.

 Segment operating results and reconciliations to consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)		Revenues		Profit (Loss)
	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Newhall	$7,535	$3,776	$(6,094)	$(6,426)	$10,539	$8,274	$(13,135)	$(16,804)
San Francisco	1,719	753	(5,385)	(4,056)	86,944	753	(7,027)	(4,056)
Great Park	6,499	5,087	(4,543)	(68,568)	15,246	5,087	(8,092)	(68,568)
Total reportable segments	15,753	9,616	(16,022)	(79,050)	112,729	14,114	(28,254)	(89,428)
Reconciling items:
Removal of Great Park Venture (1)	(2,507)	(2,397)	6,048	69,856	(7,180)	(2,397)	11,136	69,856
Investment in Great Park Venture	—	—	(2,365)	(182)	—	—	(5,241)	(182)
Corporate and unallocated (3)	—	—	(11,950)	(44,035)	—	—	(25,054)	(41,749)
Total consolidated balances	$13,246	$7,219	$(24,289)	$(53,411)	$105,549	$11,717	$(47,413)	$(61,503)

 Segment assets and reconciliations to consolidated balances are as follows (in thousands):

	June 30, 2017	December 31, 2016
Newhall	$397,025	$416,445
San Francisco	1,129,019	1,134,196
Great Park	1,575,581	1,669,679
Total reportable segments	3,101,625	3,220,320
Reconciling items:
Removal of Great Park Venture (1)	(1,446,633)	(1,496,102)
Other eliminations (2)	(130,261)	(69,462)
Investment in Great Park Venture	412,491	417,732
Corporate and unallocated (3)	511,785	42,094
Total consolidated balances	$2,449,007	$2,114,582

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

16.     SHARE-BASED COMPENSATION
On May 2, 2016, the Board of the Company authorized and approved the Company’s Incentive Award Plan. In doing so, the Board authorized the issuance of up to 8,500,822 Class A common shares of the Holding Company under the Incentive Award Plan. The Incentive Award Plan provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the Incentive Award Plan)) and performance share awards. As of June 30, 2017, there were 5,754,388 remaining Class A common shares available for future issuance under the Incentive Award Plan.
Restricted Share Units
As part of the authorization and approval of the Incentive Award Plan on May 2, 2016, the Board of the Company also authorized and approved the issuance, grant, and delivery of up to 2,350,406 Restricted Share Units ("RSUs"), all of which have been granted as of June 30, 2017. A portion of the RSUs were granted to management and had no requisite service period and were fully vested at the grant date. The remaining portion of the RSUs were granted to management and non-employee consultants and are subject to three or four year vesting terms. All of the RSUs settle on a one-for-one basis in Class A common shares in four equal annual installments with the first settlement having occurred on January 15, 2017. The RSUs may not be sold or transferred prior to settlement. In general, RSUs which have not vested are forfeited upon termination of employment or consulting arrangements. No RSUs were forfeited during the three and six months ended June 30, 2017. The Company measures the value of RSUs at fair value by applying a discount against the estimated fair value of the Company’s underlying outstanding Common shares attributed to a lack of marketability of the RSUs due to the deferred settlement dates. The Company utilized the Protective Put, Finnerty Put and the Asian Put models as well as certain market inputs to calculate the discount for post-vesting restrictions. The discount applied to the RSUs ranged from 12% to 19%. The Company amortizes the fair value of outstanding RSUs as share-based compensation expense over the requisite service period, if any, on a straight-line basis. The estimated fair value of RSUs that vested during the six months ended June 30, 2017 and 2016 was $9.7 million and $20.5 million, respectively.

In January 2017, in connection with the first settlement of RSUs, the Company reacquired 282,555 vested RSUs for $6.5 million for the purpose of settling tax withholding obligations of employees.
Restricted Shares
In January 2017, the Company granted 396,028 restricted shares to executive officers of the Company, entitling the holders to non-forfeitable dividends. The restricted shares vest in three equal annual installments beginning in January 2018. In general, the restricted shares which have not vested are forfeited upon termination of employment. No restricted shares were forfeited during the three and six months ended June 30, 2017. The Company measured the fair value of the restricted shares based on the estimated fair value of the Company's underlying Class A common shares determined using a discounted cash flow analysis. The inputs utilized in the Company's estimate were selected by the Company based on information available to the Company, including relevant information obtained after the measurement date, as to the assumptions that market participants would make at the measurement date. The Company amortizes the grant date fair value over the requisite service period on a straight-line basis.

The following table summarizes the RSU and restricted share activity for the six months ended June 30, 2017:

	RSUs (in thousands)	Weighted- Average Grant Date Fair Value	Restricted Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	1,305	$20.00	—	$—
Granted	—	$—	396	$15.85
Vested	(616)	$19.80	—	$—
Nonvested at June 30, 2017	689	$20.15	396	$15.85

Share-based compensation expense was $4.0 million and $8.8 million for the three and six months ended June 30, 2017, respectively, and $20.5 million for both the three and six months ended June 30, 2016 and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations. Approximately $15.1 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted–average period of 1.5 years from June 30, 2017.

17.    EMPLOYEE BENEFIT PLANS
The Newhall Land and Farming Company Retirement Plan (the "Retirement Plan") is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. In 2004, the Retirement Plan was amended to cease future benefit accruals and the Retirement Plan was frozen. For the six months ended June 30, 2017, the Company contributed $0.2 million to the Retirement Plan. The Company anticipates contributing approximately $0.5 million in total to the Retirement Plan during the year ended December 31, 2017.

The components of net periodic benefit for the three and six months ended June 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net periodic benefit:
Interest cost	$206	$215	$412	$432
Expected return on plan assets	(257)	(252)	(514)	(499)
Amortization of net actuarial loss	28	23	56	48
Net periodic benefit	$(23)	$(14)	$(46)	$(19)

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
For the three months ended June 30, 2017 and 2016, the Company recorded no benefit for income taxes (after application of a $4.3 million increase in the Company's valuation allowance) and a benefit of $1.1 million on pre-tax loss of $24.3 million and $54.5 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded no benefit for income taxes (after application of a $7.5 million increase in the Company's valuation allowance) and a benefit of $4.5 million on pre-tax loss of $47.4 million and $66.0 million, respectively. The effective tax rates for the three and six months ended June 30, 2017 and 2016, differ from the 35% federal statutory and applicable state statutory tax rates primarily due to the Company's valuation allowance on its book losses and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
Each quarter the Company assesses its deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset it concludes is more likely than not unrealizable. The Company's assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, its utilization experience with operating loss and tax credit carryforwards and tax planning alternatives, to the extent these items are applicable. Largely due to a history of book losses, the Company has recorded a valuation allowance against its federal and state net deferred tax assets.

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

19.    EARNINGS PER SHARE
The Company uses the two-class method in its computation of earnings per share. Pursuant to the terms of the Five Point Holdings, LLC Agreement, the Class A common shares and the Class B common shares are entitled to receive distributions at different rates, with each Class B common share receiving 0.03% of the distributions paid on each Class A common share. Under the two-class method, the Company’s net income available to common shareholders is allocated between the two classes of common shares on a fully-distributed basis and reflects residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, the Company determined that both classes of common shares share in the Company’s losses, and they share in the losses using the same mechanism as the distributions. For the three and six months ended June 30, 2017 and 2016, the Company is operating in a net loss position, and as such, net losses attributable to the parent were allocated to the Class A common shares and Class B common shares at an amount per Class B common share equal to 0.03% multiplied by the amount per Class A common share. Basic loss per Class A common share is determined by dividing net loss allocated to Class A Common shareholders by the weighted average number of Class A common shares outstanding for the period. Basic loss per Class B common share is determined by dividing net loss allocated to the Class B common shares by the weighted average number of Class B common shares outstanding during the period.
Diluted loss per share calculations for both Class A common shares and Class B common shares contemplate adjustments to the numerator and the denominator under the if-converted method for the convertible Class B common shares, the exchangeable Class A Units of the San Francisco Venture and Class A Common Units of the Operating Company, and the treasury stock method for RSUs and restricted shares, and are included in the calculation if determined to be dilutive.

The following table summarizes the basic and diluted earnings per share/unit calculations for the three and six months ended June 30, 2017 and 2016 (in thousands, except unit/shares and per unit/share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to the Company	$(9,783)	$(18,661)	$(17,625)	$(23,785)
Adjustments to net loss attributable to the Company	173	(218)	24	(218)
Net loss attributable to common shareholders	$(9,610)	$(18,879)	$(17,601)	$(24,003)
Numerator for basic net loss available to Class A Common Shareholders/Unitholders	$(9,606)	$(18,874)	$(17,592)	$(23,998)
Numerator for diluted net loss available to Class A Common Shareholders/Unitholders	$(9,606)	$(18,874)	$(17,592)	$(44,891)
Numerator for basic and diluted net loss available to Class B Common Shareholders	$(4)	$(5)	$(9)	$(5)
Denominator:
Basic weighted average Class A common shares outstanding	50,993,481	37,633,159	44,931,512	37,130,503
Diluted weighted average Class A common shares outstanding	50,993,481	37,633,159	44,931,512	64,355,315
Basic and diluted weighted average Class B common shares outstanding	77,931,250	49,002,577	76,145,972	24,501,288
Basic loss per share/unit:
Class A common shares/Unit	$(0.19)	$(0.50)	$(0.39)	$(0.65)
Class B common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share/unit:
Class A common shares/Unit	(0.19)	(0.50)	(0.39)	(0.70)
Class B common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Anti-dilutive potential RSUs	688,692	—	688,692	—
Anti-dilutive potential Restricted Shares (weighted average)	396,028	—	365,226	—
Anti-dilutive potential Class A common shares/Units (weighted average)	77,954,629	53,375,315	76,168,816	—
Anti-dilutive potential Class B common shares (weighted average)	2,917,827	1,912,797	2,917,827	951,115

20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.9 million and $2.5 million at June 30, 2017 and December 31, 2016, net of tax benefits of $0.3 million at each of June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, the Company held a full valuation allowance of $0.3 million related to the accumulated tax benefit of $0.3 million. Accumulated other comprehensive loss of $2.0 million and $2.5 million is included in noncontrolling interests at June 30, 2017 and December 31, 2016. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $31,000 and $21,000, net of taxes, respectively, and are included in selling, general, and administrative expenses on the accompanying condensed consolidated statements of operations for the six months ended June 30, 2017, and 2016, respectively.

21.     SUBSEQUENT EVENTS
On August 4, 2017, FPOVHI Member, LLC (“FP Member”), a subsidiary of the Company, entered into the Limited Liability Company Agreement of Five Point Office Venture Holdings I, LLC, dated as of August 4, 2017 (the “Gateway Commercial Venture LLCA”), with Irvine Office Member, L.L.C., a Delaware limited liability company (“RP Member”), and LNR BC, LLC, a Delaware limited liability company (“SW Member”). RP Member and SW Member are affiliated with existing investors in the Great Park Venture. The Gateway Commercial Venture LLCA governs the affairs of Five Point Office Venture Holdings I, LLC, a Delaware limited liability company (the “Gateway Commercial Venture”). The Gateway Commercial Venture was formed to acquire from a subsidiary of Broadcom Limited (together with its subsidiaries, “Broadcom”) approximately 73 acres of commercial land (the “Broadcom Campus”) in the Great Park Neighborhoods on which four buildings have been or are being built, two of which will be leased by Broadcom.
On or about August 4, 2017, the Great Park Venture elected not to acquire the Broadcom Campus and assigned all outstanding membership interests in FPOV to Five Point Office Venture I, LLC, a subsidiary of the Gateway Commercial Venture (see Note 10). On August 8, 2017, FP Member made a capital contribution of $106.5 million to the Gateway Commercial Venture and acquired a 75.0% interest. FP Member is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day business and affairs and implement the approved business plan. The Gateway Commercial Venture acquired the Broadcom Campus on August 10, 2017 through its now wholly owned subsidiary, FPOV, for approximately $443 million. FPOV funded the purchase price for the Broadcom Campus (and the cost of future tenant improvements and capital expenditures) with capital contributions and approximately $339 million in borrowings through a mortgage loan agreement and a mezzanine loan agreement (the “Financing Agreements”). The Financing Agreements are non-recourse to the Company other than for customary “bad act” recourse exceptions. On August 10, 2017, the Company executed a Guaranty Agreement and a Mezzanine Guaranty Agreement (together, the “Guaranties”) for the benefit of the Financing Agreements' lender, SPT CA Fundings 2, LLC, a Delaware limited liability company and an affiliate of SW Member (the “Lender”). Under the Guaranties, the Company guarantees (i) payment to the Lender of losses of the Lender under the Financing Agreements arising out of or in connection with fraud, intentional misrepresentation, gross negligence, willful misconduct, illegal acts and certain other "bad acts" of FPOV or its affiliates and (ii) repayment of all of the indebtedness incurred by FPOV under the Financing Agreements upon the occurrence of certain bankruptcy or insolvency events or customary "bad act" recourse exceptions involving FPOV or its affiliates. Under the Guaranties, the Company has agreed to maintain a minimum net worth of $100.0 million and minimum liquidity of $5.0 million.

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
We conduct all of our business in or through Five Point Operating Company, LLC (the "Operating Company"). We are the sole operating managing member and owned, as of June 30, 2017, approximately 58.6% of the Operating Company. The Operating Company directly or indirectly owns equity interests in: (1) Five Point Land, LLC ("FPL"), which owns The Newhall Land & Farming Company, a California limited partnership, the entity that is developing Newhall Ranch; (2) The Shipyard Communities, LLC (the "San Francisco Venture"), which is developing The San Francisco Shipyard and Candlestick Point; (3) Heritage Fields LLC (the "Great Park Venture"), which is developing Great Park Neighborhoods; and (4) Five Point Communities, LP and Five Point Communities Management, Inc. (together, the "Management Company"), which have historically managed the development of Great Park Neighborhoods and Newhall Ranch. The Operating Company controls the management of all of these entities except for the Great Park Venture. The Operating Company owns a 37.5% Percentage Interest in the Great Park Venture, and the Management Company performs development management services for the Great Park Venture.
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
Our Business
We stage the development process to optimize the pace of land sales and land values within our communities. As a result, we are often in multiple phases of the development lifecycle within each of our communities. The development lifecycle of our mixed-use, master-planned communities can be broken down into several phases. First, we obtain title, or the contractual right to acquire title, to the undeveloped land. Second, we obtain the necessary primary entitlements from governmental agencies for the community, which typically include zoning and general plan approvals and certification of an environmental impact report under the California Environmental Quality Act ("CEQA"), as well as any state or federal permits required for development. Third, we continue to refine the master plan for the community beyond the primary entitlements by planning and subdividing the land into separate legal lots for residential and commercial development and obtaining any other requisite discretionary approvals needed to commence construction. Fourth, we make significant investments in the community’s infrastructure and common improvements, including grading and installing roads, sidewalks, gutters, utility improvements (such as storm drains, water, gas, sewer, power and communications), landscaping and shared amenities (such as community buildings, neighborhood parks, trails and open spaces), and prepare each lot for sale or development by us. Fifth, residential and commercial lots within the community are typically sold to homebuilders, commercial developers or commercial buyers, although in some cases we may retain lots and build homes or commercial buildings ourselves. Sixth, homebuilders construct the homes and commercial developers, commercial buyers or we construct the commercial buildings. Finally, homebuilders or commercial builders sell the homes or commercial buildings to homebuyers or commercial buyers, although in some cases we may retain certain income-producing properties. Given the large scale of our communities, some of these phases may occur concurrently across different parts of a single community. Further, depending on the specific plans for each community and market conditions, these phases may occur in a different sequence than as described above.
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

In the ordinary course of our business, we have sold homesites to Lennar Corporation, which is our largest equity owner, or its subsidiaries ("Lennar"). For the three months ended June 30, 2017 and 2016, we recognized $0.6 million and $0.8 million, respectively, of revenues from land sales pursuant to purchase and sale agreements with Lennar. During the six months ended June 30, 2017 and 2016, we recognized $84.9 million and $1.1 million, respectively, of such revenue. Additionally, since the Formation Transactions on May 2, 2016, we have been providing certain management services for ventures in which Lennar is a significant participant. For the three months ended June 30, 2017 and 2016, we recognized $1.5 million and $0.7 million, respectively, of revenue from management services pursuant to management agreements with Lennar ventures. For the six months ended June 30, 2017 and 2016, we recognized $2.9 million and $0.7 million, respectively, of revenue from management services pursuant to management agreements with Lennar ventures. We also provide management services to the Great Park Venture pursuant to a development management agreement. In addition to our 37.5% Percentage Interest in the Great Park Venture, Lennar owns a 25% Legacy Interest in the Great Park Venture. Finally, Lennar along with an affiliate of Castlelake, and our President and Chief Executive Officer, Emile Haddad, own interests in an entity that owns a 12.5% Legacy Interest in the Great Park Venture. For the three months ended June 30, 2017 and 2016, we recognized $4.0 million and $2.7 million, respectively, and for the six months ended June 30, 2017 and 2016, we recognized $8.1 million and $2.7 million, respectively, of revenue from management services provided to the Great Park Venture.
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
Timing of Obtaining the Necessary Approvals to Begin Development
As a developer of real property in California, we are subject to numerous land use and environmental laws and regulations. Before we can begin developing our communities, we must obtain entitlements, permits and approvals. Depending upon the type of the approval being sought, we may also need to complete an environmental impact report, remediate environmental impacts or agree to finance or develop public infrastructure within the community, each of which would impose additional costs on us. In the event that we materially modify any of our existing entitlements, approvals or permits, we may also need to go through a discretionary approval process before the relevant governmental authority or go through an additional or supplemental environmental review and certification process.
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

Results of Operations
The Company
The following table summarizes our consolidated historical results of operations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$4,739	$687	$5,204	$2,662
Land sales—related party	587	790	84,858	1,149
Management services-related party	5,481	3,391	10,951	3,391
Operating properties	2,439	2,351	4,536	4,515
Total revenues	13,246	7,219	105,549	11,717
Costs and expenses
Land sales	1,667	(249)	82,114	(249)
Management services	2,657	1,403	5,306	1,403
Operating properties	2,912	2,408	5,192	5,207
Selling, general, and administrative	27,934	57,540	55,109	69,417
Management fees—related party	—	429	—	1,716
Total costs and expenses	35,170	61,531	147,721	77,494
Equity in loss from unconsolidated entity	(2,365)	(182)	(5,241)	(182)
Loss before income tax benefit	(24,289)	(54,494)	(47,413)	(65,959)
Income tax benefit	—	1,083	—	4,456
Net loss	(24,289)	(53,411)	(47,413)	(61,503)
Less net loss attributable to noncontrolling interests	(14,506)	(34,750)	(29,788)	(37,718)
Net loss attributable to the company	$(9,783)	$(18,661)	$(17,625)	$(23,785)

Three Months Ended June 30, 2017 and 2016
Revenues. Revenues increased by $6.0 million, or 83.5%, to $13.2 million for the three months ended June 30, 2017, from $7.2 million for the three months ended June 30, 2016. The increase in revenue was primarily due to recognition of profit participation, marketing fees and other builder fees attributed to prior period land sales. No significant land sales closed escrow in 2017 or 2016. Additionally, the increase was also driven in part by revenues from development management services provided to certain related parties being reflected in operations for the full quarter in 2017 compared to a portion of the quarter (from the acquisition date of May 2, 2016 to June 30, 2016) in 2016. Prior to the Formation Transactions, we did not provide development management services.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $29.6 million, or 51.5%, to $27.9 million for the three months ended June 30, 2017, from $57.5 million for the the three months ended June 30, 2016. This decrease was primarily due to higher compensation expense in 2016 as a result of

$12.0 million in bonus payments and share based compensation expense of $20.5 million incurred in connection with the Formation Transactions. Offsetting this decrease was share based compensation expense in 2017 of $4.0 million attributed to share based awards subject to service vesting periods that were outstanding in 2017.
Equity in loss from unconsolidated entity. We acquired a 37.5% Percentage Interest in the Great Park Venture in connection with the Formation Transactions. For the three months ended June 30, 2017, we recognized $2.4 million in equity losses from our investment in the Great Park Venture. Our proportionate share of the Great Park Venture’s losses of $2.3 million was increased by the net amortization of the basis difference between the carrying value of our investment and our proportionate share of the carrying value of the Great Park Venture’s net assets. Net basis difference amortization for the period was primarily attributable to the Great Park Venture’s recognition of land sale revenues that were deferred as of the acquisition date of our investment. For the three months ended June 30, 2016, we recognized $0.2 million in equity losses, which was a reduction from our proportionate share of losses of $26.2 million. Basis amortization in 2016 was mostly attributed to incentive compensation expense recognized by the Great Park Venture that was already reflected in the carrying value of our investment.
Income tax benefit. Pre-tax losses of $24.3 million for the three months ended June 30, 2017, resulted in a deferred tax benefit and an increase in our net deferred tax asset of $4.3 million. However, offsetting the deferred tax benefit and the net deferred tax asset was an increase to the Holding Company's deferred tax asset valuation allowance of $4.3 million. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at June 30, 2017 it is more likely than not that such net deferred tax assets will not be realized. For the three months ended June 30, 2016, we recognized an income tax benefit of $1.1 million attributable to a $54.5 million pre-tax loss for the period. The tax benefit from operating losses, in addition to the impact of the Formation Transactions and initial recognition and adjustment of the liability pursuant to the TRA, resulted in a net deferred tax asset at June 30, 2017, against which we recorded a full valuation allowance.
Six Months Ended June 30, 2017 and 2016
Revenues. Revenues increased by $93.8 million, or 800.8%, to $105.5 million for the six months ended June 30, 2017, from $11.7 million for the six months ended June 30, 2016. The increase in revenue was primarily due to a land sale, to a related party, of 3.6 acres in The San Francisco Shipyard and Candlestick Point community planned for construction of up to 390 for-sale attached homesites that closed escrow in January 2017. The increase was also driven in part by revenues from development management services provided to certain related parties. Prior to the Formation Transactions, we did not provide development management services.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $14.3 million, or 20.6%, to $55.1 million for the six months ended June 30, 2017, from $69.4 million for the six months ended June 30, 2016. This decrease was primarily due to higher compensation expense in 2016 as a result of $12.0 million in bonus payments and share based compensation expense of $20.5 million incurred in connection with the Formation Transactions. Offsetting these higher 2016 expenses was an increase of approximately $13.5 million in general and administrative expenses, including payroll expenses (excluding share-based compensation), incurred for the six months ended June 30, 2017 that is attributable to the acquired business operations of the San Francisco Venture and the corporate overhead of the Management Company primarily because the 2017 results include six months of operations for the San Francisco Venture and the Management Company compared to just two months of operations in 2016 (from the acquisition date on May 2, 2016 to June 30, 2016).
Management fees. For the six months ended June 30, 2016, we incurred management fees of $1.7 million related to the engagement of the Management Company as the development manager of Newhall Ranch. As a result of our acquisition of the Management Company in the Formation Transactions, the development management agreement for Newhall Ranch was terminated.
Equity in loss from unconsolidated entity. We acquired a 37.5% Percentage Interest in the Great Park Venture in connection with the Formation Transactions. For the six months ended June 30, 2017, we recognized $5.2 million in equity losses from our investment in the Great Park Venture. Our proportionate share of the Great Park Venture’s losses of $4.2 million was increased by the net amortization of the basis difference between the carrying value of our investment and our proportionate share of the carrying value of the Great Park Venture’s net assets. Net basis difference amortization for the period was primarily attributable to the Great Park Venture’s recognition of land sale revenues that were deferred as of the acquisition date of our investment.
Income tax benefit. At December 31, 2016, we carried a deferred tax asset valuation allowance of $15.7 million against a net deferred tax asset of the same amount. Pre-tax losses of $47.4 million for the six months ended June 30, 2017, resulted in a deferred tax benefit and an increase to the net deferred tax asset of $7.5 million. However, offsetting the deferred tax benefit and the net deferred tax asset was an increase to the Holding Company's deferred tax asset valuation allowance of $7.5 million. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that, at both December 31, 2016 and June 30, 2017, it is more likely than not that such net deferred tax assets will not be realized. For the six months ended June 30, 2016, we recognized an income tax benefit of $4.5 million attributable to a $66.0 million pre-tax loss for the period. The tax benefit also resulted in a decrease to the net deferred tax liability that existed during the period. Our effective tax rate, before changes in valuation allowance, decreased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a decrease in our ownership interest in the Operating Company following the Formation Transactions, which resulted in a reduced allocation of pre-tax income or loss to us from the Operating Company.
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
In November 2015, the Supreme Court of California issued a ruling under CEQA and other state statutes, which required the California Department of Fish and Wildlife ("CDFW") to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the Environmental Impact Report ("EIR") for Newhall Ranch. In June 2017, CDFW certified the final additional environmental analysis, in combination with the EIR, and approved the Newhall Ranch project and kept the related state permits intact. The ruling also required Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. In July 2017, the Los Angeles County Board of Supervisors certified the final additional environmental analysis, in combination with the 2011 EIR, and reapproved the Landmark Village and Mission Village development areas within Newhall Ranch along with related project approvals and permits. The Supreme Court ruling has resulted in delays in construction that have been taken into account in our currently anticipated delivery dates, but it could result in further delays beyond those currently anticipated and reflected in our anticipated delivery dates or in changes in the sequencing of our communities, and it is likely to increase our development costs. We are still involved in related lawsuits regarding the approvals and permits that have been issued for the Mission Village and Landmark Village development areas within Newhall Ranch, which could result in similar impacts. We continue to assess when and under what circumstances we may begin infrastructure development at Newhall Ranch based on the status of these pending lawsuits.
The following table summarizes the results of operations of our Newhall segment for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$4,739	$687	$5,204	$2,662
Land sales—related party	385	753	853	1,112
Operating properties	2,411	2,336	4,482	4,500
Total revenues	7,535	3,776	10,539	8,274
Costs and expenses
Land sales	1,616	(249)	1,969	(249)
Operating properties	2,912	2,408	5,192	5,207
Selling, general, and administrative	9,101	7,614	16,513	18,404
Management fees—related party	—	429	—	1,716
Total costs and expenses	13,629	10,202	23,674	25,078
Segment loss	$(6,094)	$(6,426)	$(13,135)	$(16,804)
Three Months Ended June 30, 2017 and 2016
Revenues. Revenues increased by $3.8 million, or 99.5%, to $7.5 million for the three months ended June 30, 2017, from $3.8 million for the three months ended June 30, 2016. We sold no residential homesites or commercial acres during either period. Land sale revenues in both periods represent recognition of deferred revenue, profit participation and collection of various builder fees related to prior period land sales.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $1.5 million, or 19.5%, to $9.1 million for the three months ended June 30, 2017, from $7.6 million for the three months ended June 30, 2016. This increase was primarily due to increased legal and consulting expenses incurred in 2017 compared to 2016 related to certain on-going legal matters.
Six Months Ended June 30, 2017 and 2016
Revenues. Revenues increased by $2.3 million, or 27.4%, to $10.5 million for the six months ended June 30, 2017, from $8.3 million for the six months ended June 30, 2016. We sold no residential homesites or commercial acres during either period. Revenues in both periods represent recognition of deferred revenue, profit participation and collection of various builder fees related to prior period land sales.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $1.9 million, or 10.3%, to $16.5 million for the six months ended June 30, 2017, from $18.4 million for the six months ended June 30, 2016. This decrease was primarily due to decreased legal and consulting expenses incurred in 2017 compared to 2016 related to certain on-going legal matters.
Management fees. Management fees were $1.7 million for the six months ended June 30, 2016. As a result of our acquisition of the Management Company in connection with the Formation Transactions, our development management agreement for Newhall Ranch was terminated on May 2, 2016, and we had no management fees for the six months ended June 30, 2017.
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
On May 2, 2016, the San Francisco Venture transferred to a joint venture (the "Lennar-CL Venture") between Lennar and an affiliate of Castlelake certain assets and liabilities of the San Francisco Venture, including property within The San Francisco Shipyard and Candlestick Point, known as the Phase 1 Land (the "Separation Transaction"). The Lennar-CL Venture is responsible for current and future residential construction on the Phase 1 Land. We are not entitled to any of the proceeds from future sales of homes on the Phase 1 Land (although we will receive a marketing fee for each home sold).

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

Three and Six Months Ended June 30, 2017
The following table summarizes the results of operations of our San Francisco segment for the three and six months ended June 30, 2017. Results for the three and six months ended June 30, 2016 have not been presented as the results are comprised of operations only from the acquisition date of May 2, 2016 to June 30, 2016 and therefore do not provide a meaningful comparison to the corresponding periods in 2017.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$201	$84,005
Operating property	29	54
Management services—related party	1,489	2,885
Total revenues	1,719	86,944
Costs and expenses
Land sales	51	80,145
Management services	207	320
Selling, general, and administrative	6,846	13,506
Total costs and expenses	7,104	93,971
Segment loss	$(5,385)	$(7,027)
Land sales—related party. In addition to the collection of builder marketing fees and in connection with the Separation Transaction, the San Francisco Venture entered into two purchase and sale agreements with the Lennar-CL Venture for real estate within The San Francisco Shipyard and Candlestick Point community. During the six months ended June 30, 2017, the first of the two agreements closed escrow, resulting in gross proceeds of $91.4 million on 3.6 acres planned for construction of up to 390 for-sale attached homesites. The San Francisco Venture is required to complete certain infrastructure elements under the terms of the purchase and sale agreement and as of

June 30, 2017, we have deferred $10.3 million in revenue related to the sale that will be recognized as the development obligations are completed.
Management services costs and expenses. Certain of our development management agreements require us to employ a dedicated project team of employees to perform the services required under the agreement. Included within the cost of management services are those costs and expenses incurred directly by the project team. Non-project team salaries and overhead are not allocated to management services costs and expenses and are reported in selling, general, and administrative costs.
Selling, general, and administrative. Selling, general, and administrative expenses were primarily comprised of employee related costs of $4.2 million and $8.3 million for the three and six months ended June 30, 2017, respectively. Additionally, as the master developer for The San Francisco Shipyard and Candlestick Point community, we incurred $1.1 million and $1.9 million for advertising and other master developer marketing costs for the three and six months ended June 30, 2017, respectively.
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

The Great Park Venture sold the first homesites in April 2013 and, as of June 30, 2017, had sold 3,866 homesites (including 544 affordable homesites) and commercial land allowing for development of up to 2 million square feet of commercial (research and development) space for aggregate consideration of approximately $1.68 billion.

Three and Six Months Ended June 30, 2017
The following table summarizes the results of operations of our Great Park segment for the three and six months ended June 30, 2017. Results for the three and six months ended June 30, 2016 have not been presented as the results are comprised of operations only from the acquisition date of May 2, 2016 to June 30, 2016 and therefore do not provide a meaningful comparison to the corresponding periods in 2017.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$2,328	$4,194
Land sales—related party	179	2,986
Management services—related party	3,992	8,066
Total revenues	6,499	15,246
Costs and expenses
Land sales	640	3,193
Management services	2,451	4,986
Selling, general, and administrative	6,411	12,080
Management fees—related party	1,540	3,079
Total costs and expenses	11,042	23,338
Segment loss	$(4,543)	$(8,092)
Total revenues. Land sale revenues and land sale revenues from related parties in both the three and six months ended June 30, 2017 were recognized by the Great Park Venture from the recognition of deferred land sale revenues from prior period land sales in addition to the collection of builder marketing fees. As part of the acquisition of the Management Company in connection with the Formation Transactions, we assumed an agreement to provide development management services to the Great Park Venture. Under this agreement, we receive a base management fee, reimbursement for certain defined project team costs and the right to receive certain defined incentive compensation upon the achievement of certain milestones. Related party management fee services for the three and six months ended June 30, 2017 include amounts for both the base fee and the project team reimbursements. No revenue from incentive compensation was recognized during the three and six months ended June 30, 2017.
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

Management fees. Management fees incurred by the Great Park Venture for the three and six months ended June 30, 2017 are comprised of only the base development management fee.

The table below reconciles the Great Park segment results to the equity in loss from unconsolidated entity reflected in the consolidated statement of operations for the three and six months ended June 30, 2017.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in thousands)
Segment net loss from operations	$(4,543)	$(8,092)
Less net income of Management Company	1,505	3,044
Net loss of Great Park Venture	(6,048)	(11,136)
The Company’s share of net loss	(2,268)	(4,176)
Basis difference accretion	(97)	(1,065)
Equity in loss in Great Park Venture	$(2,365)	$(5,241)
Liquidity and Capital Resources
As of June 30, 2017, we had $514.4 million of consolidated cash and cash equivalents, compared to $62.3 million at December 31, 2016. Our short-term liquidity requirements have historically been met with available cash, cash flows from our communities and reimbursements from public financing, including CFDs and state and federal grants. In addition, as a part of the Formation Transactions, we received a capital contribution of $120 million from the prior owners of the San Francisco Venture, affiliates of Lennar and Castlelake, the last installment of which was received in early 2017.
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

On August 4, 2017, one of our wholly owned subsidiaries entered into a joint venture (the “Gateway Commercial Venture”) with two other members.  Through our subsidiary, we contributed $106.5 million to the Gateway Commercial Venture in exchange for a 75% interest.  On August 10, 2017, the Gateway Commercial Venture acquired from a subsidiary of Broadcom Limited approximately 73 acres of commercial land in the Great Park Neighborhoods on which four buildings have been or are being built (the "Broadcom Campus").  The purchase price of approximately $443 million was paid through a combination of capital contributions and approximately $339 million in borrowings obtained by subsidiaries of the Gateway Commercial Venture.
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
Our long-term liquidity needs relate primarily to future land development expenditures and investments in or vertical construction costs for properties that we may acquire or develop for our income-producing portfolio. We budget our cash development costs on an annual basis. Budgeted amounts are expected to be funded through a combination of available cash, cash flows from our communities and reimbursements from public financing, including CFDs, tax increment financing and local, state and federal grants. Budgeted amounts are subject to change due to delays or accelerations in construction or regulatory approvals, changes in inflation rates and other increases (or decreases) in costs. We may also modify our development plans or change the sequencing of our communities in response to changing economic conditions, consumer preferences and other factors, which could have a material impact on the timing and amount of our development costs.
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
Indebtedness
The following table sets forth certain information with respect to our outstanding indebtedness as of June 30, 2017:

Indebtedness	Principal Balance (1)	Fixed / Floating Rate	Effective Annual Interest Rate	Estimated Principal Balance at Maturity (1)	Maturity Date
Settlement note (2)	$4,522	Fixed	12.8%	$5,000	2018 (2)
Macerich note (3)	$65,130	Floating	LIBOR +2.00%	$65,130	(3)

(1) Amounts in thousands.
(2) The settlement note represents the settlement of an April 2011 third party dispute related to a land acquisition in which we issued a $12.5 million non-interest-bearing promissory note. At issuance, we recorded a discount on the face value of the promissory note at an imputed interest rate of approximately 12.8%. Amortization expense of this discount is capitalized to our inventory each period. We made a $5.0 million principal payment in April 2016 and as of June 30, 2017, the settlement note has one remaining principal payment of $5.0 million due April 2018. The settlement note is secured by certain real estate assets of the Company with a carrying value of approximately $24.7 million at June 30, 2017.
(3) If we or the Lennar-CL Venture fail to achieve certain milestones, including the conveyance to the Mall Venture of the land for the mall on or prior to December 31, 2017, Macerich will have the right to terminate the Mall Venture and require us to repay the promissory note. The Mall Venture is currently redesigning the mall and evaluating certain milestones, including the timing of the conveyance to the Mall Venture of the land for the mall.
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

Summary of Cash Flows
The following table outlines the primary components of our cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Operating activities	$1,056	$(55,249)
Investing activities	39,903	59,286
Financing activities	411,148	(4,662)
Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales, management services and operating property results. Cash outflows are comprised primarily of cash outlays for land development costs, employee compensation, management fees and selling, general, and administration costs. Our operating cash flows vary significantly each year due to the timing of land sales and the development efforts related to our master-planned communities.

Net cash provided by operating activities increased $56.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to $91.2 million in net proceeds received upon closing escrow for the land sale at the San Francisco Venture during the six months ended June 30, 2017. Offsetting these proceeds was an increase in land development costs, including entitlement costs on real estate inventory primarily related to the San Francisco Venture, the operations of which are included in our 2016 financial results only for the period from May 2, 2016 to June 30, 2016. Further offsetting the increase was the increased use of operating cash for selling, general, and administrative costs, the increase in which is primarily attributed to the consolidated operations of the San Francisco Venture and to the Management Company being included in our consolidated results for the entire six months ended June 30, 2017 compared to only a portion of the period in 2016 (from May 2, 2016 to June 30, 2016).
Cash Flows from Investing Activities. Net cash provided by investing activities was $39.9 million for the six months ended June 30, 2017, a decrease of $19.4 million compared with net cash provided by investing activities of $59.3 million for the six months ended June 30, 2016.
For the six months ended June 30, 2017, we used $25.2 million to purchase investments in marketable debt securities and received proceeds from the maturity of marketable debt securities of $35.2 million. The net proceeds from investing activities increased due to the receipt of proceeds of $30.0 million from the prior owners of the San Francisco Venture representing the final payment under the $120.0 million capital commitment given in connection with the Formation Transactions. During the six months ended June 30, 2016, we received $25.0 million in proceeds from the maturity of investments in marketable debt securities, which proceeds were not reinvested during the period and became available for use in operating activities. Additionally, we received the first $30.0 million of the capital commitment in the six months ended June 30, 2016.
Cash Flows from Financing Activities. Net cash provided by financing activities was $411.1 million for the six months ended June 30, 2017, an increase of $415.8 million compared to $4.7 million net cash used in financing activities for the six months ended June 30, 2016. On May 15, 2017, we received aggregate proceeds of $419.7 million, net of underwriting discounts of $18.4 million, upon the closing of the Company's IPO and concurrent private placement. Offsetting these sources was the use of $6.5 million to net settle certain share-based compensation awards for tax withholding purposes and the payment of $2.1 million in equity offering and financing costs associated with the IPO and our unsecured revolver facility.

Fixed-Term Contractual Obligations
The following table aggregates our contractual obligations and commitments as of June 30, 2017:

	Payment due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$12,055	$3,084	$5,781	$3,151	$39
Interchange funding agreement (1)	8,800	8,800	—	—	—
Water purchase agreement (2)	37,523	1,194	2,506	2,672	31,151
Settlement Note	5,000	5,000	—	—	—
Related party EB-5 loan reimbursements (3)	113,910	4,211	83,971	25,728	—
Total	$177,288	$22,289	$92,258	$31,551	$31,190

(1) In January 2012, we entered into an agreement with Los Angeles County pursuant to which we agreed to finance construction costs of an interchange project that Los Angeles County is administering. The interchange project is a critical infrastructure project that will benefit Newhall Ranch. Under the agreement, we have committed to pay the remainder of the actual construction costs, up to $8.8 million, expected to be paid within twelve months of June 30, 2017.
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
Other Contractual Obligations
The following contractual obligation payments are not included in the table above due to the contingent nature and timing of the payment obligations. Unless otherwise stated, all of the below contractual obligation payments are as of June 30, 2017.
Our promissory note issued to an affiliate of Macerich in the amount of $65.1 million is not included in the table above as we deem the possibility of repayment remote. Although the Macerich note would be due and payable in the event of a termination of the Mall Venture, which Macerich can elect to do if we fail to convey the land for the mall to the Mall Venture by December 31, 2017. The Mall Venture is currently redesigning the mall and evaluating certain milestones, including the timing of the conveyance to the Mall Venture of the land for the mall.
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
We are committed under various letters of credit ("LOCs") to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $2.2 million and $13.8 million at June 30, 2017 and December 31, 2016, respectively. At each of June 30, 2017 and December 31, 2016, we had $2.2 million in restricted cash and certificates of deposit securing certain of our LOCs.
As required by the disposition and development agreements (the "DDAs") between the San Francisco Venture and the San Francisco Agency, the San Francisco Venture has given two guarantees to the San Francisco

Agency, limited to a maximum of $5.5 million per guaranty. In connection with the Separation Transaction, Lennar has agreed to replace one of the guarantees provided by the San Francisco Venture to the San Francisco Agency and to indemnify the San Francisco Venture for any losses incurred with respect to such guaranty. Pursuant to the DDAs, the San Francisco Venture also provided the San Francisco Agency with a guaranty of infrastructure obligations with a maximum obligation of $21.4 million in April 2014, and an additional guaranty of infrastructure obligations was made with a maximum obligation of $8.1 million in March 2016. In June 2017, the Company provided the San Francisco Agency with a guaranty related to construction of certain park and open space obligations with a maximum obligation of $83.7 million. As a result of giving the guaranty, the Company was able to reduce its outstanding performance and completion bonds by the same $83.7 million during the three months ended June 30, 2017.
In the event FPOV was unable to close on the repurchase option with Broadcom by August 15, 2017, we had agreed to reimburse to the Great Park Venture $11.3 million of the nonrefundable deposit on the property purchase paid by the Great Park Venture. FPOV acquired the property on August 10, 2017, thus terminating the reimbursement obligation.
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the following:
Consolidation
The consolidated financial statements include our accounts, the accounts of all subsidiaries in which we have a controlling interest and the accounts of variable interest entities ("VIEs") in which we are deemed to be the primary beneficiary. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We examine specific criteria and use our judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s) and contracts to purchase assets from VIEs. Our consolidated financial statements include the consolidation of four VIEs, two of which were acquired in the Formation Transactions. The accounting policy relating to VIEs is a critical accounting policy because the determination of whether an entity is a VIE and, if so, whether we are primary beneficiary, may require us to exercise significant judgment.
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
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2017.

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
As of June 30, 2017, we had outstanding consolidated indebtedness of $69.6 million, $65.1 million of which bears interest based on floating interest rates. If the relevant rates used to determine the interest rates on this floating rate indebtedness were to increase (or decrease) by 100 basis points, the interest expense would increase (or decrease) by approximately $0.7 million annually.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer (the "Certifying Officers"), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    Legal Proceedings
See Note 13 of our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of legal proceedings.

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
At our projects, we are engaged in extensive construction activity to develop each community’s infrastructure, including grading and installing roads, sidewalks, gutters, utility improvements (such as storm drains, water, gas, sewer, power and communications), landscaping and shared amenities (such as community buildings, neighborhood parks, trails and open spaces) and other actions necessary to prepare each residential and commercial lot for construction. In addition, although we primarily rely on homebuilders to purchase homesites at our communities and construct homes, we may in the future construct a portion of the homes ourselves. For commercial or multi-family properties that we retain or acquire, we may also construct the buildings ourselves. Our development and construction activities entail risks that could adversely impact our financial condition and results of operations, including:

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
In addition, laws and regulations governing the approval processes provide third parties the opportunity to challenge proposed plans and approvals. Certain of our plans and approvals have been challenged by third parties, such as environmental groups, and are currently the subject of ongoing legal proceedings. These and any future third-party challenges to our planned developments provide additional uncertainties in real estate development planning and entitlements. Third-party challenges in the form of litigation could result in the denial of our right to develop in accordance with our current development plans or could adversely affect the length of time or the cost required to obtain the necessary governmental approvals to develop. In addition, adverse decisions arising from any litigation could increase the cost and length of time to obtain ultimate approval of a project and could adversely affect the design, scope, plans and profitability of a project, which could negatively affect our financial condition and results of operations.
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
In November 2015, the Supreme Court of California issued a ruling under CEQA and other state statutes, which required the CDFW to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the EIR for Newhall Ranch. In June 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits. The ruling also required Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. Although the Los Angeles County Board of Supervisors certified the final additional environmental analysis, in combination with the 2011 EIR, and reapproved the Landmark Village and Mission Village development areas within Newhall Ranch along with related project approvals and permits in July 2017, the Supreme Court's ruling resulted in the need to reassess certain elements of the project’s potential impacts and to modify certain aspects (such as specific mitigation measures and project design features) related to the development plan for Newhall Ranch, which increased our costs. In addition, the ruling has resulted in delays in construction that have been taken into account in our anticipated delivery dates, but it could result in further delays beyond those currently anticipated and reflected in our anticipated delivery dates or in changes in the sequencing of our communities.
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
Certain of our environmental permits and approvals have been challenged by third parties, such as environmental groups, and are currently the subject of ongoing legal proceedings. In November 2015, the Supreme Court of California issued a ruling addressing three issues related to the EIR portion of the Newhall Ranch Environmental Impact Statement/EIR, prepared by CDFW. A separate challenge to the Corps’ issuance of a permit for the Newhall Ranch community is currently pending in federal court before the Ninth Circuit Court of Appeals. Future environmental permits and approvals that we will need to obtain for development areas within our communities may be similarly challenged.
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
Our communities, as well as the Treasure Island and Concord communities for which we provide development management services, are all located in California. We have no current plans to acquire any additional properties or operations outside of California and we expect, at least for a number of years, to be dependent upon our existing projects for all of our cash flow. As a result, we are susceptible to greater risks than if we owned a larger or more geographically diverse portfolio. California also continues to suffer from severe budgetary constraints, which may result in the layoff or furlough of government employees, and is regarded as more litigious and more highly regulated and taxed than many other states. Any adverse change in the economic, political, competitive or regulatory climate in California, or the counties and cities where our properties are located, could adversely affect our real estate development activities and have a negative impact on our financial condition and results of operations.
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
Since all of our communities, and the Treasure Island and Concord communities for which we provide development management services, are being developed simultaneously, members of our senior management will be involved in planning and developing these projects, which may divert management resources from the construction, sale, lease or opening of any of these projects. Management’s inability to devote sufficient time and attention to a project may delay the construction or opening of such project. This type of delay could adversely affect our financial condition and results of operations.
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
We may from time to time be subject to various claims and routine litigation arising in the ordinary course of business. Among other things, we are, and are likely to continue to be, affected by litigation against governmental agencies related to environmental and similar approvals that we receive or seek to obtain. For example, in November  2015, the Supreme Court of California issued a ruling under CEQA and other state statutes, which required CDFW to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the EIR for Newhall Ranch. In June 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits. The ruling also required Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. Although the Los Angeles County Board of Supervisors certified the final additional environmental analysis, in combination with the 2011 EIR, and reapproved the Landmark Village and Mission Village development areas within Newhall Ranch along with related project approvals and permits in July 2017, the need to comply with the ruling forced us to delay, and increased the cost of, the Newhall Ranch community. These types of claims may result in potentially significant defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured or that exceed our insurance limits could have an adverse impact on our financial condition and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and adversely affect our results of operations, expose us to increased risks that would be uninsured or adversely impact our ability to attract officers and directors. Such litigation could adversely affect the length of time and the cost required to obtain the necessary governmental approvals. In addition, adverse decisions arising from any litigation could increase the cost and length of time to obtain ultimate approval of a project, could require us to abandon all or portions of a project and could adversely affect the design, scope, plans and profitability of a project, which could negatively affect our financial condition and results of operations.
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
We provide performance bonds and letters of credit in the ordinary course of business to governmental authorities and others to ensure the completion of our projects or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities. We may also be required to provide performance bonds or letters of credit to secure our performance under various escrow agreements, financial guarantees and other arrangements. If we are unable to obtain performance bonds or letters of credit when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly, we may be significantly delayed in developing our communities or may incur significant additional expenses and, as a result, our financial condition and results of operations could be materially and adversely affected.
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
Certain of our environmental permits and approvals for our planned development at Newhall Ranch have been challenged by environmental groups on the basis of how government agencies measure anticipated greenhouse gas emissions from our future development. In November 2015, the Supreme Court of California issued a ruling under CEQA and other state statutes, which required the CDFW to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the EIR for Newhall Ranch. In June 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits. The ruling also required Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. Although the Los Angeles County Board of Supervisors certified the final additional environmental analysis, in combination with the 2011 EIR, and reapproved the Landmark Village and Mission Village development areas within Newhall Ranch along with related project approvals and permits in July 2017, the Supreme Court's ruling resulted in the need to reassess certain elements of the project’s potential impacts and to modify certain aspects (such as specific mitigation measures and project design features) related to the development plan for Newhall Ranch, which increased our costs. In addition, the ruling has resulted in delays in construction that have been taken into account in our currently anticipated delivery dates, but it could result in further delays beyond those currently anticipated and reflected in our anticipated delivery dates or in changes in the sequencing of our communities.

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
Our trademarks, trade names and service marks may infringe other names and marks or become diluted or invalidated.
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
We are a holding company and our only investment is our interest in the Operating Company. The Operating Company conducts all of our operations and owns all of our assets. As a result, our cash flow depends upon the cash flow of the Operating Company and its ability to provide funds to us in the form of distributions, loans or otherwise. The distributions that we receive from the Operating Company are based on our ownership interest in it, which was, as of July 31, 2017, 58.6%. The Operating Company is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to the Operating Company’s members, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of the Operating Company. Under the terms of the amended and restated operating agreement for the Operating Company, the Operating Company is obligated to make tax distributions to its members, including us, subject to the restrictions described below. These tax distributions generally will be made on a pro rata basis. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the TRA, which we expect could be significant.
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
As of July 31, 2017, Lennar owned Class A common shares and Class B common shares representing approximately 40% of our outstanding voting interests. Three of our directors are also senior officers of Lennar. Lennar is one of the nation’s largest homebuilders and has in the past purchased properties from us. On October 6, 2015, the Great Park Venture completed the sale of Development Area 7 within Great Park Neighborhoods to a joint venture, in which Lennar owns a 50% interest, for $480 million (less an $8 million credit), of which $160 million was paid (or credited) at the closing and the remainder was paid on December 5, 2016. In the future, we expect that we will sell additional properties to Lennar. Transactions between Lennar and us must be approved by our conflicts committee. Transactions between the Great Park Venture and Lennar must be approved by a majority of the members of the Great Park Venture (excluding us). Nonetheless, Lennar’s relationship with us could give it an advantage in bidding for properties that we own.
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
Holders of our Class A common shares and our Class B common shares vote together as a single class on all matters (including the election of directors) submitted to a vote of shareholders, with a share of each class entitling the holder to one vote. As of July 31, 2017, Lennar and Castlelake and their affiliates beneficially owned, in the aggregate, Class A common shares and Class B common shares representing approximately 40% and 17%, respectively, of the voting power of our outstanding common shares. As a result, if these shareholders act together (which they have not agreed to do), they and their affiliates are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control of us. These transactions may include those that other shareholders deem to be in their best interests and in which those other shareholders might otherwise receive a premium for their shares over their current prices.
We may have assumed unknown liabilities in connection with the Formation Transactions, which, if significant, could adversely affect our financial condition and results of operations.
In the Formation Transactions, we acquired equity interests in entities that have existing liabilities, some of which may be unknown or unquantifiable. In a contribution and sale agreement that we entered into in connection with the Formation Transactions, we received representations and warranties regarding the entities in which we acquired interests, but these representations and warranties did not survive the closing. If we discover new or additional liabilities, we may have no recourse for such liabilities. Any such liabilities could adversely affect our financial condition and results of operations.
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
Due to the various factors that will affect the amount and timing of the tax benefits we will receive, it is not possible to determine the exact amount of payments that will be made under the TRA. If the TRA were to have been terminated on July 31, 2017, we estimate that the termination payment would have been approximately $235.2 million, assuming no material changes to the relevant tax law, that the aggregate value of our properties is equal to the value implied by such per share price and that LIBOR is 1.73%. However, this is merely an estimate, and the actual payments made under the TRA in the event that it is terminated or otherwise could differ materially.

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
Section 404 of the Sarbanes-Oxley Act requires our management and independent registered public accounting firm to attest annually on the effectiveness of our internal control over financial reporting. However, because we are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), we will take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Once we are no longer an emerging growth company or if, prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.
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
We do not control the Gateway Commercial Venture.
Through a wholly owned subsidiary of the Operating Company, we own a 75% interest in the Gateway Commercial Venture, the joint venture that acquired the Broadcom Campus, and serve as its manager. However, the manager's authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people that we designated and two people who are designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture.

These approval rights could prevent actions at the Gateway Commercial Venture that would otherwise be in our best interests.
The joint venture with Macerich could be adversely affected by a failure of the Lennar-CL Venture to perform its obligations, by our reliance on Macerich’s ability to make its required contributions, by disputes between us and Macerich or between the Lennar-CL Venture and Macerich or by the failure to meet key development milestones.
The San Francisco Venture formed a joint venture with Macerich to develop, build and operate an urban retail outlet mall at The San Francisco Shipyard and Candlestick Point and entered into an associated development agreement with the joint venture to develop certain infrastructure and a parking structure to support the mall. The San Francisco Venture transferred its interest in this joint venture to the Lennar-CL Venture, but is entitled to re-acquire the interest upon completion of the mall and parking structure. Also, under the development agreement, the Lennar-CL Venture agreed to construct a parking structure, the film and arts center building and the apartments above portions of the retail areas at the mall. Macerich is the managing member of the mall joint venture and, as such, controls day-to-day decisions relating to the joint venture and the mall, subject to the right of the Lennar-CL Venture to approve certain major decisions, such as changes to the development plan and budget for the mall and entry into a business combination with another entity. Pending the transfer of the joint venture interest to us, we have certain approval rights as well. Macerich could fail to fund its share of required capital contributions to the joint venture, make poor business decisions or take actions that are contrary to our objectives. Any disputes that arise with Macerich may result in litigation or alternative dispute resolution that could increase our expenses or distract our officers from focusing on our business. Also, under the terms of the joint venture agreement and the associated development agreement with the joint venture, if we or the Lennar-CL Venture fail to achieve certain milestones, including our conveyance to the joint venture of the land for the mall on or prior to December 31, 2017, subject to certain extensions, Macerich will have the right to terminate the joint venture, require us to repay a $65.1 million loan that Macerich made to us (which otherwise will be converted to equity) and require us to pay 50% of certain additional termination fees (the remainder would be paid by the Lennar-CL Venture). The mall is currently being redesigned by the mall joint venture. It is anticipated that, in connection with the redesign, the December 31, 2017 conveyance deadline would be extended. If the proposed redesign and extension of time for us to convey the land to the joint venture are not implemented, we could be adversely affected, and Macerich or the Lennar-CL Venture may have rights against us.
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

In August 2017, the Gateway Commercial Venture, in which we own a 75% interest, borrowed approximately $339 million to fund the purchase price for the Broadcom Campus and the cost of future tenant improvements and certain capital expenditures at the Broadcom Campus. The risks described above with respect to leverage are applicable to the Gateway Commercial Venture's borrowings. In addition, we have provided guaranties of the Gateway Commercial Venture's indebtedness that obligate us to (i) pay losses of the lender arising out of or in connection with fraud, intentional misrepresentation, gross negligence, willful misconduct, illegal acts and other customary “bad act” recourse exceptions by the Gateway Commercial Venture or its affiliates, and (ii) repay the indebtedness of the Gateway Commercial Venture upon the occurrence of certain bankruptcy or insolvency events, or other customary “bad act” recourse exceptions, involving the Gateway Commercial Venture or its affiliates.

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

As of July 31, 2017, we had outstanding 62,257,706 Class A common shares. In addition, 81,487,872 Class A common shares are reserved for issuance upon exchange of Class A units of the Operating Company (including 37,479,205 Class A units of the Operating Company issuable upon exchange of Class A units of the San Francisco Venture) and conversion of our Class B common shares, and 5,754,388 Class A common shares are available for future issuance under the Incentive Award Plan (including 1,762,803 Class A common shares that may be issued in settlement of outstanding RSUs).
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
An affiliate of Lennar Corporation purchased 7,142,857 Class A units of Five Point Operating Company, LLC, our Operating Company, at $14.00 per unit, which is equal to the initial public offering price of our Class A common shares, and an equal number of our Class B common shares at a price of $0.00633 per share in a separate private placement transaction that closed concurrently with our initial public offering on May 15, 2017. The issuance of such securities was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act. We expect the Operating Company to use all of the net proceeds received from the private placement to fund our development activities and for other general corporate purposes.

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

Date: August 14, 2017