Form 10-Q
period 2017-09-30
Five Point Holdings, LLC
filed 2017-11-13
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2017, 62,314,850 Class A common shares and 81,463,433 Class B common shares were outstanding.

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

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
INVENTORIES	$1,392,215	$1,360,451
INVESTMENT IN UNCONSOLIDATED ENTITIES	541,816	417,732
PROPERTIES AND EQUIPMENT—NET	33,596	34,409
INTANGIBLE ASSET—RELATED PARTY	127,593	127,593
CASH AND CASH EQUIVALENTS	386,855	62,304
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	2,298	2,343
MARKETABLE SECURITIES—HELD TO MATURITY	—	20,577
RELATED PARTY ASSETS	4,428	82,411
OTHER ASSETS	7,730	6,762
TOTAL	$2,496,531	$2,114,582

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable	$69,790	$69,387
Accounts payable and other liabilities	163,112	114,080
Related party liabilities	187,134	221,157
Payable pursuant to tax receivable agreement	258,061	201,845
Total liabilities	678,097	606,469

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2017—62,314,850 shares; 2016—37,426,008 shares
Class B common shares; No par value; Issued and outstanding: 2017—81,463,433 shares; 2016—74,320,576 shares
Contributed capital	525,400	260,779
Accumulated deficit	(37,486)	(15,394)
Accumulated other comprehensive loss	(2,830)	(2,469)
Total members’ capital	485,084	242,916
Noncontrolling interests	1,333,350	1,265,197
Total capital	1,818,434	1,508,113
TOTAL	$2,496,531	$2,114,582

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share/unit and per share/unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Land sales	$2,655	$2,079	$7,859	$4,741
Land sales—related party	693	814	85,551	1,963
Management services—related party	5,466	5,509	16,417	8,900
Operating properties	2,805	2,720	7,341	7,235
Total revenues	11,619	11,122	117,168	22,839
COSTS AND EXPENSES:
Land sales	1,641	(594)	83,755	(843)
Management services	2,572	2,545	7,878	3,948
Operating properties	3,115	2,604	8,307	7,811
Selling, general, and administrative	37,427	25,351	92,536	94,768
Management fees—related party	—	—	—	1,716
Total costs and expenses	44,755	29,906	192,476	107,400
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	22,825	(297)	17,584	(479)
LOSS BEFORE INCOME TAX BENEFIT	(10,311)	(19,081)	(57,724)	(85,040)
INCOME TAX BENEFIT	—	—	—	4,456
NET LOSS	(10,311)	(19,081)	(57,724)	(80,584)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5,844)	(12,687)	(35,632)	(50,405)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(4,467)	$(6,394)	$(22,092)	$(30,179)

NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE/UNIT
Basic and diluted	$(0.07)	$(0.17)	$(0.45)	$(0.81)
WEIGHTED AVERAGE CLASS A SHARES/UNITS OUTSTANDING
Basic and diluted	62,946,348	38,471,610	51,024,766	37,581,521
NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE/UNIT
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES/UNITS OUTSTANDING
Basic and diluted	81,463,433	74,320,575	77,944,525	41,228,932

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET LOSS	$(10,311)	$(19,081)	$(57,724)	$(80,584)
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net loss	28	23	84	71
Other comprehensive income before taxes	28	23	84	71
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	—	(5)	—	(19)
OTHER COMPREHENSIVE INCOME—Net of tax	28	18	84	52
COMPREHENSIVE LOSS	(10,283)	(19,063)	(57,640)	(80,532)
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5,832)	(12,663)	(35,595)	(50,368)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(4,451)	$(6,400)	$(22,045)	$(30,164)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share/unit amounts)
(Unaudited)

	Class A Units	Class B Units	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - January 1, 2017	—	—	37,426,008	74,320,576	$260,779	$(15,394)	$(2,469)	$242,916	$1,265,197	$1,508,113
Net loss	—	—	—	—	—	(22,092)	—	(22,092)	(35,632)	(57,724)
Share-based compensation expense	—	—	—	—	13,806	—	—	13,806	—	13,806
Reacquisition of share-based compensation for tax-withholding purposes	—	—	—	—	(6,480)	—	—	(6,480)	—	(6,480)
Settlement of restricted share units for Class A shares of common stock	—	—	285,670	—	—	—	—	—	—	—
Issuance of share-based compensation awards	—	—	453,172	—	—	—	—	—	—	—
Issuance of Class A common shares in initial public offering—net of underwriting discount and offering costs of $21,294	—	—	24,150,000	—	316,806	—	—	316,806	—	316,806
Issuance of Class A Common Units and related sale of Class B common shares in private placement	—	—	—	7,142,857	45	—	—	45	100,000	100,045
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	—	—	(56,216)	—	—	(56,216)	—	(56,216)
Other comprehensive income—net of tax of $0	—	—	—	—	—	—	47	47	37	84
Adjustment of Noncontrolling interest in the Operating Company	—	—	—	—	(3,340)	—	(408)	(3,748)	3,748	—
BALANCE - September 30, 2017	—	—	62,314,850	81,463,433	$525,400	$(37,486)	$(2,830)	$485,084	$1,333,350	$1,818,434

BALANCE - January 1, 2016	36,627,847	12,792,948	—	—	$245,829	$17,872	$(2,779)	$260,922	$87,511	$348,433
Net loss	—	—	—	—	—	(30,179)	—	(30,179)	(50,405)	(80,584)
Share-based compensation expense	—	—	—	—	23,393	—	—	23,393	—	23,393
Conversion of Class A units to Class A common shares	(36,627,847)	—	36,627,847	—	—	—	—	—	—	—
Cancellation of Class B units	—	(12,792,948)	—	—	—	—	—	—	—	—
Sale of Class B Common Shares	—	—	—	74,320,576	470	—	—	470	—	470
Formation Transactions	—	—	798,161	—	119,208	—	388	119,596	1,241,208	1,360,804
Initial liability recognized under tax receivable agreement—net of tax benefit of $73,184	—	—	—	—	(128,661)	—	—	(128,661)	—	(128,661)
Other comprehensive income—net of tax of $19	—	—	—	—	—	—	15	15	37	52
BALANCE - September 30, 2016	—	—	37,426,008	74,320,576	$260,239	$(12,307)	$(2,376)	$245,556	$1,278,351	$1,523,907

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,724)	$(80,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (earnings) loss from unconsolidated entities	(17,584)	479
Deferred income taxes	—	(4,456)
Depreciation and amortization	1,342	2,019
Share based compensation	13,881	23,393
Changes in operating assets and liabilities:
Inventories	(31,361)	(39,515)
Related party assets	47,983	18,261
Other assets	(826)	(2,743)
Accounts payable and other liabilities	49,149	10,337
Related party liabilities	(34,023)	(15,131)
Net cash used in operating activities	(29,163)	(87,940)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and certificates of deposit	45	1,360
Proceeds from the maturity of marketable securities	45,210	25,000
Purchase of marketable securities	(25,233)	—
Contribution to Gateway Commercial Venture	(106,500)	—
Cash acquired in Formation Transactions, net of consideration paid	—	3,213
Cash from former San Francisco Venture members in relation to Formation Transactions	30,000	60,000
Cash paid to former San Francisco Venture members in relation to Separation Agreement	—	(14,606)
Purchase of properties and equipment	(187)	(654)
Net cash (used in) provided by investing activities	(56,665)	74,313
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of Initial Public Offering of Class A common shares—net of underwriting discounts of $18,402	319,698	—
Proceeds of Class B common share offering	45	470
Proceeds from issuance of Class A Common Units in private placement	100,000	—
Principal payment on settlement note	—	(5,000)
Payment of equity offering costs	(2,499)	—
Reacquisition of share based compensation awards for tax-withholding purposes	(6,480)	—
Payment of financing costs	(385)	(132)
Net cash provided by (used in) financing activities	410,379	(4,662)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	324,551	(18,289)
CASH AND CASH EQUIVALENTS—Beginning of period	62,304	108,657
CASH AND CASH EQUIVALENTS—End of period	$386,855	$90,368
SUPPLEMENTAL CASH FLOW INFORMATION (Note 14)
See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND ORGANIZATION
Five Point Holdings, LLC, a Delaware limited liability company (the "Holding Company") was formed on July 21, 2009. Prior to the completion of the Formation Transactions (as defined below) on May 2, 2016, the Holding Company was named Newhall Holding Company, LLC and through the operations of its subsidiaries, was primarily engaged in the planning and development of Newhall Ranch, a master-planned community located in northern Los Angeles County, California (the Holding Company together with its subsidiaries, the "Company"). Following completion of the Formation Transactions, the Company additionally owns interests in, plans, and manages the development of multiple mixed-use, master-planned communities in coastal California, which are expected to include residential homes, commercial space, as well as retail, education and recreational elements, civic areas and parks and open spaces. In August 2017, the Company acquired an investment in a one million square foot commercial office and research and development campus (the "Five Point Gateway Campus") located on one of its master-planned communities (see Note 4).
On October 1, 2017, the Holding Company converted its operating subsidiary, Five Point Operating Company, LLC, from a Delaware limited liability company to a Delaware limited partnership named Five Point Operating Company, LP (in either instance, the "Operating Company"). The Holding Company conducts all of its operations through the Operating Company. The Holding Company's wholly owned subsidiary is the managing general partner of the Operating Company and at September 30, 2017 and December 31, 2016, the Holding Company and its wholly owned subsidiary owned approximately 58.6% and 50.4%, respectively, of the outstanding Class A Common Units of the Operating Company. The Holding Company also owned all of the outstanding Class B Common Units of the Operating Company at both September 30, 2017 and December 31, 2016.
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

The diagram below presents a simplified depiction of the Company’s organizational structure immediately after completion of the Formation Transactions:

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

(3)
The Operating Company owns all of the outstanding stock and all of the Class A interests in Five Point Communities Management Inc. and Five Point Communities, LP, respectively. The Company does not own any Class B interest in Five Point Communities, LP. Through the Second Amended and Restated Development Management Agreement (the "A&R DMA"), the Management Company is compensated by the Great Park Venture as its development manager (see Note 10).

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
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2016 and 2015 included in the Company’s prospectus dated May 9, 2017, filed with the Securities and Exchange Commission (the "SEC") in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the "Securities Act"), on May 11, 2017. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Concentration of credit risk—As of September 30, 2017, the Company’s inventories and the Company's unconsolidated entities' inventories and properties are all located in California. The Company is subject to risks incidental to the ownership, development, and operation of commercial and residential real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, availability of land for development, changes in tax laws, interest rate levels, availability of financing, and potential liability under environmental and other laws.
The Company’s credit risk relates primarily to cash, cash equivalents, restricted cash and certificates of deposit and marketable securities—held to maturity. Cash accounts at each institution are currently insured by the Federal Deposit Insurance Corporation up to $250,000 in the aggregate. At various times during the nine months ended September 30, 2017 and 2016, the Company maintained cash account balances in excess of insured amounts. The Company has not experienced any credit losses to date on its cash, cash equivalents, restricted cash and certificates of deposit, and marketable securities—held to maturity. The Company’s risk management policies define parameters of acceptable market risk and limit exposure to credit risk.
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
Marketable securities—The Company's investments in marketable securities are comprised of debt securities. The Company purchases each investment with the intent and ability to hold the investment until maturity. Investments are carried at amortized cost. Amortization and accretion of premiums and discounts are included in selling, general, and administrative costs and expenses in the accompanying condensed consolidated statements of operations. The Company evaluates securities in unrealized loss positions for evidence of other-than-temporary impairment, considering, among other things, duration, severity, and financial condition of the issuer. No other-than-temporary impairments were identified during either the nine months ended September 30, 2017 or 2016.
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
The Company evaluates the recoverability of its investment in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "temporary" or "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is "other-than-temporary," the Company reduces the investment to its estimated fair value. No other-than-temporary impairments were identified during either the nine months ended September 30, 2017 or 2016.
Inventories —Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized direct and indirect inventory costs include land, land in which the Company has the rights to receive in accordance with a disposition and development agreement (see Note 3), land development costs, real estate taxes, and interest related to financing development and construction. Land development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as schools, utilities, roads, and bridges; and site costs, such as grading and amenities, to bring the land to a saleable state. General and administrative costs related to project litigation are charged to expense when incurred. Costs that cannot be clearly associated with the acquisition, development, and construction of a real estate project and selling expenses are expensed as incurred. The Company expenses advertising costs as incurred, which were $1.2 million and $0.8 million during the three months ended September 30, 2017 and 2016, respectively, and $3.3 million and $1.9 million during the nine months ended September 30, 2017 and 2016, respectively. Certain public infrastructure project costs incurred by the Company are eligible for reimbursement, typically, from the proceeds of CFD bond debt, state and federal grants or property tax assessments.
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

Receivables —The Company evaluates the carrying value of receivables, which includes receivables from related parties, at each reporting date to determine the need for an allowance for doubtful accounts. As of both September 30, 2017 and December 31, 2016, the allowance for doubtful accounts was not significant.
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
The carrying amount of the Company's financial instruments, which included cash and cash equivalents, restricted cash and certificates of deposit, marketable securities, related party assets, notes payable, accounts payable and other liabilities, and certain related party liabilities approximated the Company's estimates of fair value at both September 30, 2017 and December 31, 2016. The fair value of the Company’s notes payable (see Note 11) and related party EB-5 reimbursement obligation (see Note 10), are estimated using level 2 inputs, by discounting the expected cash flows based on rates available to the Company as of the measurement date. The carrying amounts of the Company’s other financial instruments approximates the estimated fair value due to their short-term nature.
Other than contingent consideration (see Note 3 and Note 10), the Company had no other assets or liabilities that are required to be remeasured at fair value on a recurring basis at both September 30, 2017 and December 31, 2016.
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
Recently issued accounting pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance, including industry-specific revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU No. 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017 for public entities. Further, the application of ASU No. 2014-09 permits the use of either the full retrospective or cumulative effect transition approach. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 using the cumulative effect transition approach. Some of the Company’s land sale contracts include contingent amounts of variable consideration in the form of revenue or profit participation with homebuilders. The Company currently defers revenue recognition from such participation arrangements until the amount becomes fixed and determinable. Under the new guidance the Company will be required to estimate the amount of variable consideration expected to be received from the homebuilder and may recognize some or all of the amount earlier than the Company has done so under the current guidance. Revenue recognition under the new standard for real estate sales is largely based on the transfer of control provisions versus continuing involvement guidance. This may result in the Company applying more judgment in both identifying performance obligations and in determining the timing of recognizing revenue. With regard to the Company's development management services, the A&R DMA contains variable consideration in the form of incentive compensation. The ultimate amount of incentive compensation received by the Company is dependent on several factors, including determinants that are outside the control of the Company. Under the new guidance, the Company is required to estimate the amount of variable consideration expected to be received under the A&R DMA and may recognize incentive compensation revenue earlier than under the Company's current revenue recognition policy. The Company will also be required to provide more robust disclosure on the nature of the Company’s transactions, the economic substance of the arrangements and the judgments involved. The Company continues to evaluate the new standard to determine other possible impacts on its consolidated financial statements and related disclosures.
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
The Company was a party to a cost sharing agreement related to the transactions that were consummated through the Contribution and Sale Agreement in which financial advisory, legal, accounting, tax and other consulting services were shared between the Company, the San Francisco Venture, the Great Park Venture and the Management Company. The Management Company acted as the administrative agent for all the parties. Transaction costs of $1.8 million were incurred directly by the Company or allocated to the Company under the cost sharing agreement during the nine months ended September 30, 2016, and are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.
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

The estimated fair value of the assets acquired and liabilities assumed, as well as the fair value of the noncontrolling interest in the San Francisco Venture as of the acquisition date, is as follows (in thousands):

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
The estimated total purchase price was allocated to Management Company’s assets and liabilities based upon fair values as determined by the Company, as follows (in thousands):

Assets acquired:
Investment in FPL	$70,000
Intangible asset	129,705
Cash	3,664
Legacy Incentive Compensation receivable from related party	56,232
Related party receivables	5,282
Prepaid expenses and other current assets	328
Liabilities assumed:
Other liabilities	(2,397)
Related party liabilities	(81,996)
Accrued employee benefits	(6,880)
Net assets acquired	$173,938

The intangible asset is a contract asset resulting from the incentive compensation provisions of the A&R DMA. The A&R DMA has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew for three additional years and then two additional years. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received. The investment in FPL, which was stepped up to fair value, will eliminate in consolidation as FPL is a consolidated subsidiary of the Company. Related party liabilities are comprised of the Class B distribution rights held by Emile Haddad, an affiliate of Lennar and FPC-HF Venture I. The Class B interests were determined to not be a substantive form of equity because the interests only entitle the holders to the Legacy Incentive Compensation payments, and does not expose the holders to the net assets or residual interest of Management Company. Class B distributions will be made when the Management Company receives Legacy Incentive Compensation payments under the A&R DMA. As of September 30, 2017, the Management Company had received $58.3 million of the Legacy Incentive Compensation and made distributions in the same amount to the holders of Class B interests. Related party liabilities also includes an obligation to the Operating Company for $14.1 million representing 12.5% of the Non-Legacy Incentive

Compensation under the A&R DMA that the Management Company previously sold to FPC-HF Venture I and that the Operating Company acquired from FPC-HF Venture I in connection with the Contribution and Sale Agreement (see Note 10). This obligation and the Operating Company’s acquired asset are eliminated in the accompanying condensed consolidated balance sheet as of September 30, 2017.
The Company recorded revenue and losses related to the acquisition of the Management Company and the San Francisco Venture for the three and nine months ended September 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$6,356	$5,736	$101,365	$9,180
Loss	$(4,015)	$(3,336)	$(7,998)	$(6,104)

Pro Forma Information
The pro forma financial information presents combined results of operations for the nine months ended September 30, 2016, as if the Management Company and the San Francisco Venture had been acquired as of the beginning of fiscal year 2015. Nonrecurring pro forma adjustments directly attributable to the business combination include (i) share based compensation of $20.5 million, (ii) bonus expense of $12.0 million, and (iii) transaction costs of $3.3 million of which $1.8 million is recorded in the historical statement of operations. These costs were excluded from the pro forma earnings for the nine month period ended September 30, 2016. The pro forma data presented below is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business. The pro forma revenue and net loss for the nine months ended September 30, 2016 are as follows (in thousands):

Nine Months Ended September 30, 2016
Pro forma revenues	$29,364
Pro forma net loss	$(55,718)

4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
On May 2, 2016, concurrent with and pursuant to the terms and conditions of the Contribution and Sale Agreement, the Great Park Venture amended and restated its limited liability company agreement. The main organizational change that occurred was the split of the previous interests in Great Park Venture into two classes of interests—"Percentage Interests" and "Legacy Interests." The pre-Formation Transaction owners of Great Park Venture retained the Legacy Interests, which entitle them to receive priority distributions in an aggregate amount equal to $476 million and up to an additional $89 million from subsequent distributions of cash depending on the performance of the Great Park Venture. In November 2017, the Great Park Venture made the first distribution to the holders of Legacy Interests in the aggregate amount of $120 million. The holders of the Percentage Interests will receive all other distributions. Pursuant to the Contribution and Sale Agreement, the Operating Company acquired 37.5% of the Percentage Interests in exchange for issuing 17,749,756 Class A Common Units in the Operating Company to an affiliate of Lennar and to FPC-HF Venture I. Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use, master planned community located in Orange County, California. The Company, through its acquisition of the Management Company, has been engaged to manage the planning, development and sale of the Great Park Neighborhoods and supervise the day-to-day affairs of the Great Park Venture.

The cost of the Company’s investment in the Great Park Venture was $114.2 million higher than the Company’s underlying equity in the carrying value of net assets of the Great Park Venture (basis difference). The basis difference at September 30, 2017 was $115.0 million. The Company’s earnings from the equity method investment are adjusted by amortization and accretion of the basis differences as the assets and liabilities that gave rise to the basis difference are sold, settled or amortized.
The following table summarizes the statement of operations of the Great Park Venture for nine months ended September 30, 2017 and for the period from the acquisition date of May 2, 2016 to September 30, 2016 (in thousands):

	2017	2016
Land sale revenues	$465,416	$18,297
Cost of land sales	(328,871)	(10,416)
Other costs and expenses	(23,060)	(75,013)
Net income (loss) of Great Park Venture	$113,485	$(67,132)
The Company’s share of net income (loss)	$42,557	$(25,175)
Basis difference (amortization) accretion	(24,835)	24,696
Equity in earnings (loss) from Great Park Venture	$17,722	$(479)

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Inventories	$1,041,195	$1,115,818
Cash and cash equivalents	530,259	351,469
Receivable and other assets	25,349	28,815
Total assets	$1,596,803	$1,496,102
Accounts payable and other liabilities	$177,363	$190,148
Redeemable Legacy Interests	565,000	565,000
Capital (Percentage Interest)	854,440	740,954
Total liabilities and capital	$1,596,803	$1,496,102
The Company's share of capital in Great Park Venture	$320,415	$277,858
Unamortized basis difference	115,039	139,874
The Company’s investment in the Great Park Venture	$435,454	$417,732

Gateway Commercial Venture
On August 4, 2017, the Company entered into the Limited Liability Company Agreement of Five Point Office Venture Holdings I, LLC, a Delaware limited liability company (the "Gateway Commercial Venture"), made a capital contribution of $106.5 million to the Gateway Commercial Venture, and received a 75% interest in the venture. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company's ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
On August 10, 2017, through its wholly owned subsidiaries, the Gateway Commercial Venture completed the purchase of the Five Point Gateway Campus located in Irvine, California. The purchase price of $443.0 million was funded using capital contributions by the members of the Gateway Commercial Venture and $291.2 million in debt financing. The financing arrangement also provides for an additional $48.0 million to be borrowed for the cost of tenant improvements, leasing expenditures and certain capital expenditures. The debt obtained by the Gateway Commercial Venture is non-recourse to the Company other than in the case of customary "bad act" or bankruptcy or insolvency events. The Company's equity in loss from the Gateway Commercial Venture for the three months ended September 30, 2017 was $0.1 million, and the Company's investment balance in the Gateway Commercial Venture as of September 30, 2017 was $106.4 million.
5.    NONCONTROLLING INTERESTS
As of September 30, 2017, the Holding Company owned approximately 58.6% of the outstanding Class A Common Units of the Operating Company, 100% of the outstanding Class B Common Units, and was the sole operating managing member of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries, and records a noncontrolling interest for the remaining 41.4% of the outstanding Class A Common Units of the Operating Company.
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
During the nine months ended September 30, 2017, the Holding Company's ownership interest in the Operating Company changed as a result of the Holding Company acquiring Class A Common Units of the Operating Company with the proceeds of the Holding Company's IPO, the sale of Class A Common Units of the Operating Company in a private placement with Lennar, and equity transactions related to the Company's share based compensation plan. The carrying amount of the Company's noncontrolling interest has been adjusted by $3.7 million to reflect these changes in ownership interests during the nine months ended September 30, 2017. As a result of changes in ownership interest of the Operating Company due to the Formation Transactions, an adjustment to members' capital of $119.6 million occurred during the nine months ended September 30, 2016.

6.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the TRA related obligation, which was $258.1 million and $201.8 million at September 30, 2017 and December 31, 2016, respectively. The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, Five Point Communities, LP and FPL, all of which have also been determined to be VIEs.
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
As of September 30, 2017, the San Francisco Venture had total combined assets of $1,050.6 million, primarily comprised of $1,047.2 million of inventories, $0.1 million in related party assets and $1.6 million in cash and total combined liabilities of $259.8 million including $177.4 million in related party liabilities and $65.1 million in notes payable.

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
As of September 30, 2017, Five Point Communities, LP and FPL had combined assets of $527.4 million, primarily comprised of $345.0 million of inventories, $127.6 million of intangibles, $4.2 million in related party assets and $11.7 million in cash, and total combined liabilities of $138.8 million, including $124.6 million in accounts payable and other liabilities and $9.6 million in related party liabilities.
As of December 31, 2016, Five Point Communities, LP and FPL had combined assets of $520.6 million, primarily comprised of $280.4 million of inventories, $127.6 million of intangibles, $51.0 million in related party assets and $22.6 million in cash, and total combined liabilities of $138.5 million, including $80.6 million in accounts payable and other liabilities and $53.6 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the nine months ended September 30, 2017 and 2016, respectively, there were no VIEs that were deconsolidated.

7.     PROPERTIES AND EQUIPMENT— NET

Properties and equipment as of September 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Agriculture operating properties and equipment	$29,667	$29,636
Golf club operating properties	5,616	5,611
Other	4,855	5,002
Total properties and equipment	40,138	40,249
Accumulated depreciation	(6,542)	(5,840)
Properties and equipment—net	$33,596	$34,409

Depreciation expense was $0.2 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively.

8.    INTANGIBLE ASSET—RELATED PARTY

In connection with the Company’s acquisition of the Management Company (see Note 3), the Company acquired an intangible asset related to the contract value of the incentive compensation provisions of the Management Company’s development management agreement with the Great Park Venture. The carrying amount and accumulated amortization of the intangible asset as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(2,112)	(2,112)
Net book value	$127,593	$127,593

No amortization expense was recorded for the three or nine months ended September 30, 2017, as the Company did not receive any economic benefits from incentive compensation. For the three and nine months ended September 30, 2016, the Company recorded $0.9 million and $1.5 million, respectively, of amortization expense attributed to a portion of the Legacy Incentive Compensation recognized in the respective periods.

9.    MARKETABLE SECURITIES—HELD TO MATURITY

The Company's investments in marketable securities is comprised of debt securities that are carried at amortized cost and are classified as "held to maturity" as the Company purchases the investments with the intent and ability to hold each investment until maturity. The cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity, using the effective interest method or a method that approximates the effective interest method. Amortization and accretion is included in selling, general, and administrative costs and expenses in the accompanying condensed consolidated statements of operations. At September 30, 2017, the Company had no investments in marketable securities.

At December 31, 2016, investments in debt securities classified as held to maturity were as follows (in thousands):

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value (Level 1)
Security type:
Corporate debt securities	$20,577	$—	$(52)	$20,525

At December 31, 2016, no debt securities had been in a continuous unrealized loss position for 12 months or longer.

10.     RELATED PARTY TRANSACTIONS

Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Assets:
Capital commitment from seller	$—	$30,000
Legacy Incentive Compensation receivable	—	43,101
Transition services agreement	—	1,356
Builder fees and other	4,428	7,954
	$4,428	$82,411
Liabilities:
EB-5 loan reimbursements	$102,692	$102,692
Contingent consideration—Mall Venture project property	64,870	64,870
Deferred land sale revenue	9,860	—
Payable to holders of Management Company’s Class B interests	9,000	52,102
Other	712	1,493
	$187,134	$221,157

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
Development Management Agreement with the Great Park Venture (Legacy Incentive Compensation Receivable)
In 2010, the Great Park Venture, the Company’s equity method investee through the Formation Transactions, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The compensation structure now in place as per the A&R DMA consists of a base fee and incentive compensation. The base fee consists of a fixed annual fee and a variable fee equal to general and administrative costs incurred by the Management Company on behalf of the Great Park Venture. Incentive compensation is characterized as "Legacy Incentive Compensation" and "Non-Legacy Incentive Compensation." The Legacy Incentive Compensation consists of the following: (i) $15.2 million, which was received by the Management Company on May 2, 2016; (ii) $43.1 million received by the Management Company on January 3, 2017; and (iii) a maximum of $9 million of incentive compensation payments attributed to contingent payments made under a cash flow participation agreement the Great Park Venture is a party to. Generally, the Non-Legacy Incentive Compensation is 9% of distributions made by the Great Park Venture, as defined in the A&R DMA, excluding the distributions to the holders of Legacy Interests of $565 million (see Note 4). Due to the contingencies associated with the portion of the Legacy Incentive Compensation (maximum of $9 million) that has not been received and the Non-Legacy Incentive Compensation, no receivable was recognized at the acquisition date for these components and instead an intangible asset at fair value, was recognized at the acquisition date (see Note 3). For the three and nine months ended September 30, 2017, the Company recognized revenue from management services of $3.9 million and $12.0 million, respectively, included in management services—related party in the accompanying condensed consolidated statement of operations related to all management fees under the A&R

DMA. For the three and nine months ended September 30, 2016, the Company recognized $4.1 million and $6.8 million, respectively, related to all management fees under the A&R DMA.
EB-5 Loan Reimbursements
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse CPHP or its subsidiaries for a portion of the EB-5 loan liabilities and related interest that were assumed by CPHP or its subsidiaries pursuant to the Separation Agreement. As of September 30, 2017, the balance of the payable to CPHP or its subsidiaries was $102.7 million. Interest is paid monthly and totaled $1.1 million and $3.2 million for the three and nine months ended September 30, 2017, respectively, and $1.1 million and $1.8 million for the three and nine months ended September 30, 2016, respectively. All of the incurred interest for the three and nine months ended September 30, 2017 and 2016 was capitalized into inventories as interest on development and construction costs. The weighted average interest rate as of September 30, 2017 was 4.1%. Principal payments of $39.4 million and $63.3 million are due in 2019 and 2020, respectively.
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
Transition Services Agreement
The Operating Company has engaged a subsidiary of Lennar to provide certain services, support, and resources to the Company under a Transition Services Agreement ("TSA"). The services include the following: (i) secondment of certain Lennar subsidiary employees to the Company from May 2, 2016 to July 1, 2016; (ii) licensing the use of certain office space; and (iii) transition services including accounting, payroll, finance, treasury, tax, employee benefits, human resources, and information technology support. The fees charged by subsidiaries of Lennar for transition services approximate the costs incurred by Lennar and its subsidiaries in providing such services and may be revised accordingly. The TSA will terminate on May 2, 2018 unless extended by written mutual agreement. For the three and nine months ended September 30, 2017, the Company incurred $0.4 million and $1.3 million, respectively, in costs for office space licensing and transition services. For the three and nine months ended September 30, 2016, the Company incurred $0.4 million and $0.5 million, respectively, in office space licensing and transition services expenses. As of September 30, 2017 and December 31, 2016, the Company had a related party payable of $0.2 million and a related party receivable of $1.4 million, respectively, related to the various components of the TSA.

San Francisco Bay Area Development Management Agreements
The Company has entered into development management agreements with affiliates of Lennar and Castlelake in which the Company will provide certain development management services to various real estate development projects located in the San Francisco Bay area. The agreements generally consist of a fixed management fee and in some cases a variable fee equal to general and administrative costs incurred by the Company. For the three and nine months ended September 30, 2017, the Company recognized revenue from management services of $1.5 million and $4.4 million, respectively. During the three and nine months ended September 30, 2016, the Company recognized $1.4 million and $2.1 million, respectively, in such revenues. Revenues related to management fees under the San Francisco Bay area development management agreements are included in management services—related party in the accompanying condensed consolidated statements of operations.
Candlestick Point Purchase and Sale Agreements
The San Francisco Venture has entered into purchase and sale agreements with an affiliate of Lennar and Castlelake to sell 3.6 acres of land including one agreement for land where up to 390 for-sale homesites are planned to be built and one agreement for land that includes additional airspace parcels above the planned Retail Project where up to 334 multi-family homesites are planned to be built. The Company is required to complete certain conditions prior to the close of escrow of the sale of the airspace parcels above the planned Retail Project, including recording the subdivision of the land and airspace parcels into separate legal parcels. The San Francisco Venture closed escrow on the first of these two sales in January 2017 resulting in gross proceeds of $91.4 million. As of September 30, 2017, the Company has deferred $9.9 million of revenue on this sale that will be recognized as the Company completes certain infrastructure improvements.
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

Development Management Agreement between FPL and the Management Company
The Company previously engaged the Management Company as an exclusive independent contractor to generally supervise the day-to-day affairs of the Company and the assets of its subsidiaries. The initial term of the management agreement commenced on July 31, 2009, and was for five years, with an option for two renewal terms of three years each. The Company elected to exercise the first renewal option in 2014. The development management fee was $5.0 million per annum in each renewal term, subject to annual increases determined by a consumer price index. The management agreement was terminated on May 2, 2016 when the Company acquired the Management Company. For the nine months ended September 30, 2016, development management fees were $1.7 million.

11.    NOTES PAYABLE

At September 30, 2017 and December 31, 2016, notes payable consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Macerich Note	$65,130	$65,130
Settlement Note, net of unamortized discount of $340 in 2017 and $743 in 2016	4,660	4,257
	$69,790	$69,387

On November 13, 2014, in connection with entering into the Mall Venture and Mall DAA, a wholly-owned subsidiary of the San Francisco Venture issued a promissory note (the "Macerich Note") to an affiliate of the Macerich Member in the amount of $65.1 million, bearing interest at 360-day LIBOR plus 2.0% (3.78% at September 30, 2017). Upon completion of certain conditions, including the conveyance of the Retail Project Property to the Mall Venture, the Macerich Member, in several steps, will cause the Macerich Note to be distributed to the Company, resulting in the extinguishment of the Macerich Note. Alternatively, under the terms of the Mall Venture and Mall DAA, if the San Francisco Venture or the Lennar-CL Venture fail to achieve certain milestones, including the conveyance to the joint venture of the land for the mall on or prior to December 31, 2017, subject to certain extensions, Macerich will have the right to terminate the joint venture, require the Company to repay the Macerich Note and 50% of certain additional termination fees (the remainder would be paid by the Lennar-CL Venture). The Mall Venture is currently redesigning the Retail Project and evaluating certain milestones, including the timing of the conveyance to the Mall Venture of the land for the mall. At the acquisition date of May 2, 2016, the Company recorded the Macerich Note at its fair value. The Company currently does not accrue interest on the Macerich Note given the extinguishment terms noted above. The Company deems the possibility of repayment remote.
The settlement note represents the settlement of an April 2011 third party dispute related to a prior land acquisition in which the Company issued a $12.5 million non-interest-bearing promissory note. At issuance, the Company recorded a discount on the face value of the promissory note at an imputed interest rate of approximately 12.8%. Amortization expense of this discount is capitalized to the Company’s inventory each period. During the three months ended September 30, 2017 and 2016, the Company capitalized amortization expense of $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company capitalized amortization expense of $0.4 million and $0.6 million, respectively. The Company made a $5.0 million principal payment in April 2016 and as of September 30, 2017, the settlement note has one remaining principal paydown of $5.0 million due April 2018. The settlement note is secured by certain real estate assets of the Company with a carrying value of approximately $24.8 million and $24.3 million, at September 30, 2017 and December 31, 2016, respectively.
Revolving Credit Facility
In April 2017, the Company entered into a $50 million senior unsecured revolving credit facility (the "Revolving Credit Facility") with a financial institution. The Revolving Credit Facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $50 million initially, with an accordion feature that will allow the Company to increase the maximum aggregate amount to $100 million, subject to certain conditions, including receipt of commitments. The Revolving Credit Facility matures in two years, with two options for the Company to extend the maturity date, in each case, by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. Borrowings under the Revolving Credit Facility bear interest at LIBOR plus a margin ranging from 1.75% to 2.00% based on the Company’s leverage ratio. No funds have been drawn on the Revolving Credit Facility as of September 30, 2017.
On November 8, 2017, the Company entered into an amendment to the Revolving Credit Facility (the "Revolving Credit Facility Amendment") which, among other things, increased the aggregate commitments under the Revolving Credit Facility from $50 million to $125 million and extended the maturity date of the revolving credit facility from April 2019 to April 2020, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. Borrowings continue to bear interest at LIBOR plus a margin ranging 1.75% to 2.00% based on the Company's leverage ratio.

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
At September 30, 2017 and December 31, 2016, respectively, the Company’s condensed consolidated balance sheets include a $258.1 million and a $201.8 million liability for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) of the Code to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s direct or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record additional TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Furthermore, the Company may record additional liabilities under the TRA if and when TRA Parties exchange Class A Common Units of the Operating Company for the Company’s Class A common shares or other equity transactions that impact the Holding Company's ownership in the Operating Company. During the nine months ended September 30, 2017, the Company adjusted its recorded TRA liability as a result of equity transactions during the period, including the IPO and private placement. Changes in the Company's estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent changes to the amount of TRA liabilities recorded.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the nine months ended September 30, 2017 and 2016.

13.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development, and sale of real estate, which the Company does in the routine conduct of its business.

Operating Leases
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. The Company also leases portions of its land to third parties for agricultural operations. In August 2017, the Company entered into a 130-month full service gross lease with the Gateway Commercial Venture, a related party, and upon completion of tenant improvements, the lease will commence and the Company will relocate its Orange County, California offices to the newly leased office space at the Five Point Gateway Campus. As of September 30, 2017, minimum lease payments to be made under operating leases with initial terms in excess of one year and minimum lease payments to be received under noncancelable leases are as follows (in thousands):

	Rental Payments	Rental Receipts
Remainder of 2017	$765	$267
2018	2,926	1,094
2019	5,016	827
2020	5,267	701
2021	5,249	—
Thereafter	19,706	—
	$38,929	$2,889

Rent expense for the three months ended September 30, 2017 and 2016 was $0.6 million and $0.7 million, respectively, and for the nine months ended September 30, 2017 and 2016, rent expense was $1.9 million and $1.4 million, respectively.
Newhall Ranch Project Approval Settlement
In September 2017, the Company reached a settlement (the "Newhall Settlement") with key national and state environmental and Native American organizations that were petitioners (the "Settling Petitioners") in various legal challenges to Newhall Ranch's regulatory approvals and permits (see Legal Proceedings below). The Settling Petitioners have agreed to (a) dismiss all pending claims regarding regulatory approvals and permits, (b) not oppose pending and certain future regulatory approvals, and (c) not seek protections for certain species of plants and animals under federal and state endangered species acts for specified time periods. The Company has agreed to fund certain environmental and cultural investments and protections at the Newhall Ranch project and surrounding region, including construction of a Native American cultural facility and museum, establishment of conservation programs to protect the San Fernando Valley spineflower, and establishment of an endowment to conserve endangered, threatened, and sensitive species that occur within the Santa Clara River watershed. The Company further agreed to (a) refrain from developing certain areas within Newhall Ranch and portions of the Company's Ventura County landholdings and (b) provide construction monitoring programs and archaeological surveys designed to identify and preserve Native American cultural sites within Newhall Ranch. As of September 30, 2017, the Company has recorded a liability of $53.6 million associated with certain obligations of the settlement. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of September 30, 2017, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $61.6 million with the final payment due in 2026. The Company did not reach a settlement with two local environmental organizations that have pending challenges to certain approvals for Newhall Ranch (the "Non-Settling Petitioners").
Water Purchase Agreement
The Company is subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for the Company’s exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term. During the nine months ended September 30, 2017, the Company made a payment of $1.2 million and does not expect to make any additional payments for the remainder of 2017. The annual minimum payments for years 2018 to 2021 are $1.2 million, $1.2 million, $1.3 million, and $1.3 million, respectively. At September 30, 2017, the aggregate annual minimum payments remaining under the initial term total $37.5 million.
Newhall Ranch Infrastructure Project
In January 2012, the Company entered into an agreement with Los Angeles County, in which the Company will finance up to a maximum of $45.8 million for the construction costs of an interchange project that Los Angeles County is administering. The interchange project is a critical infrastructure project that will benefit Newhall Ranch. As of September 30, 2017, the Company has made aggregate payments of $37.0 million, including a payment of $15.0 million made during the nine months ended September 30, 2017. The interchange project is expected to be completed in 2017. There is also a provision for the Company to pay Los Angeles County interest on defined unreimbursed construction costs incurred prior to the reimbursement payment. Upon the final payment, Los Angeles County will credit the Company, in the form of bridge and thoroughfare construction fee district fee credits, an amount equal to the Company’s actual payments, exclusive of any interest payments. These credits are eligible for application against future bridge and thoroughfare fees the Company may incur. At September 30, 2017 and December 31, 2016, the Company had $5.1 million and $16.4 million, respectively, included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets, representing unreimbursed construction costs payable to Los Angeles County.
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
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $75.8 million and $62.8 million as of September 30, 2017 and December 31, 2016, respectively.
San Francisco Shipyard and Candlestick Point Disposition and Development Agreement
The San Francisco Venture is a party to a disposition and development agreement with the San Francisco Agency in which the San Francisco Agency will convey portions of The San Francisco Shipyard and Candlestick Point owned or acquired by the San Francisco Agency to the San Francisco Venture for development. The San Francisco Venture will reimburse the San Francisco Agency for reasonable costs and expenses actually incurred and paid by the San Francisco Agency in performing its obligations under the disposition and development agreement. The San Francisco Agency can also earn a return of certain profits generated from the development and sale of The San Francisco Shipyard and Candlestick Point if certain thresholds are met. As of September 30, 2017 the thresholds have not been met.
In April 2014, the San Francisco Venture provided the San Francisco Agency with a guaranty of infrastructure obligations with a maximum obligation of $21.4 million and in March 2016 an additional guaranty of infrastructure obligations was made with a maximum obligation of $8.1 million. In June 2017, the Holding Company provided the San Francisco Agency with a guaranty related to construction of certain park and open space obligations with a maximum obligation of $83.7 million and in September 2017, provided an additional guaranty of infrastructure obligations with a maximum obligation of $79.1 million.
Letters of Credit
At September 30, 2017 and December 31, 2016, the Company had outstanding letters of credit totaling $2.2 million and $13.8 million, respectively. These letters of credit were issued to secure various development and financial obligations. At each of September 30, 2017 and December 31, 2016, the Company had restricted cash and certificates of deposit of $2.2 million pledged as collateral under certain of the letters of credit agreements.
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

In its decision filed in November 2015, the Supreme Court reversed the judgment of the Court of Appeal on the three issues. Procedurally, the Supreme Court’s decision became final in February 2016, after that court denied the petitioners’ and the Company’s respective petitions for rehearing. The three issues addressed by the Supreme Court were: (i) the EIR’s greenhouse gas ("GHG") emissions significance findings, (ii) the EIR’s mitigation measures for a protected fish species ("Stickleback"), and (iii) the timeliness of comments on impacts to cultural resources and steelhead smolt (another fish species). With respect to the GHG issue, the Supreme Court approved the EIR’s methodology analyzing the significance of the project’s GHG emissions in terms of reductions from projected "business as usual" emissions consistent with the statewide reduction mandate in California’s Global Warming Solution Act of 2006 (also known as AB 32) and the baseline methodology used in the EIR’s GHG analysis. However, the Supreme Court held that the GHG analysis lacked substantial evidence and explanation of the project’s no significant GHG findings. For that reason, the Supreme Court directed that the GHG emissions findings be corrected. On the second issue, the Supreme Court held the EIR mitigation measures for Stickleback violated the Fish and Game Code section 5515 prohibition on the "take" of fully-protected fish. On the third issue, the Supreme Court held that certain comments on cultural resources and steelhead smolt were timely submitted and remanded these issues to the Court of Appeal to reexamine the merits of the cultural resources and steelhead issues and issue a new decision on whether substantial evidence supported CDFW’s determinations on these issues.
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
In December 2016, after briefing and a hearing, the trial court signed the judgment proposed by CDFW, and the trial court issued the writ of mandate as to the GHG and stickleback issues. In February 2017, petitioners filed a notice of appeal challenging the scope of the trial court’s judgment. Oral argument on the appeal took place in September 2017, and the Company is awaiting a decision from the Court of Appeal.
As to the first two issues above, the Supreme Court's decision required CDFW to reevaluate its project approvals (as they relate to these specific issues) in accordance with the Supreme Court’s holding and to complete an additional environmental analysis, public review, and certification under CEQA. In November 2016, CDFW released for public review the draft additional environmental analysis and the corresponding development plan in response to the two remaining issues, and the public review period concluded in February 2017. In June 2017, CDFW certified the final additional environmental analysis, in combination with the 2010 EIR, and reapproved the Newhall Ranch project and left intact the related state permits (the MSAA and the two ITPs). At that time, CDFW also filed a Notice of Determination (“NOD”), which triggered the 30-day statute of limitations under CEQA in which to file a new or supplemental action against CDFW.
By mid-July 2017, no party had filed a new or supplemental action challenging CDFW’s certification of the final additional environmental analysis and its reapproval of the Newhall Ranch project and related permits. Therefore, the statute of limitations for challenges under CEQA to CDFW’s June 2017 actions has expired.
In September 2017, CDFW filed a return as required by the trial court’s previously issued writ of mandate. In the return, CDFW advised the trial court it had taken the actions required to fully comply with CEQA, the Fish and Game Code, and the trial court’s previously issued writ. In October 2017, the Non-Settling Petitioners objected to CDFW’s return to the writ on procedural and other grounds. The Company cannot predict the outcome of this matter until the Court of Appeal's opinion is issued and the objections are resolved.
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
In March 2016, the Supreme Court transferred the case to the Court of Appeal, and in November 2016, the Court of Appeal issued a new decision reversing the trial court judgment to the sole extent that the EIR did not support its no significant GHG impact finding with substantial evidence. The Court of Appeal also held that the petitioners’ amended petition and complaint is to be denied in all other respects. In January 2017, the Court of Appeal issued its remittitur which means the case is complete and the trial court now has jurisdiction to issue post-decision orders, consistent with the Supreme Court’s GHG holding and the Court of Appeal’s decision. In March 2017, after briefing and hearing, the trial court signed the judgment proposed by Los Angeles County and the trial court issued the writ of mandate as to the GHG issue. In May 2017, the petitioners filed a notice of appeal and the matter is now pending in the Second District Court of Appeal (Los Angeles). The briefing is expected to be completed in December 2017. Oral argument will then be set pursuant to the Court of Appeal’s order (following the briefing).
Los Angeles County released for public review the draft additional environmental analysis for the Landmark Village EIR in response to the Supreme Court’s GHG holding, and the public review period concluded in February 2017. In July 2017, the BOS held a public meeting and certified the final additional environmental analysis in combination with the 2011 EIR and reapproved the Landmark Village project and related project approvals and permits. At that time, Los Angeles County also filed an NOD, which triggered the 30-day statute of limitations under CEQA in which to file a new or supplemental action against Los Angeles County.
As explained in further detail below, in August 2017, the two Non-Settling Petitioners filed a new action challenging Los Angeles County’s certification of the final additional environmental analysis and its reapproval of the Landmark Village and Mission Village projects and related permits. No other parties filed new or supplemental actions challenging Los Angeles County’s July 2017 actions before the statute of limitations for challenges under CEQA to such actions expired.
In September 2017, Los Angeles County filed a return as required by the trial court’s previously issued writ of mandate. In the return, Los Angeles County advised the trial court it had taken the actions required to fully comply with CEQA, the Fish and Game Code, and the trial court’s previously issued writ. In October 2017, the two Non-Settling Petitioners objected to Los Angeles County’s return to the writ on procedural and other grounds. The Company cannot predict the outcome of this matter until the Court of Appeal's opinion is issued and the objections are resolved.
Consistent with the terms of the Newhall Settlement, the Settling Petitioners filed a request for dismissal of the appeal, and on October 16, 2017, the Court of Appeal granted the request as to the Settling Petitioners only. The appeal is still pending as to the Non-Settling Petitioners, and Los Angeles County and the Company will be briefing the appeal, engaging in oral argument, and awaiting receipt of the Court of Appeal opinion.
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
In March 2016, the Supreme Court transferred the case to the Court of Appeal, and on December 1, 2016, the Court of Appeal issued a new decision reversing the trial court judgment to the sole extent that the EIR did not support its no significant impact greenhouse gas finding with substantial evidence and a reasoned discussion. The Court of Appeal affirmed the trial court judgment in all other respects. In February 2017, the Court of Appeal issued its remittitur which means the case is complete and the trial court now has jurisdiction to issue post-decision orders, consistent with the Supreme Court’s GHG holding and the Court of Appeal’s decision. In March 2017, after briefing and a hearing, the trial court signed the judgment proposed by Los Angeles County and the trial court issued the writ of mandate as to the GHG issue. In May 2017, the petitioners filed a notice of appeal and the matter is now pending in the Second District Court of Appeal (Los Angeles). The briefing is expected to be completed in December 2017. Oral argument will then be set pursuant to the Court of Appeal’s order (following the briefing).
Los Angeles County released for public review the draft additional environmental analysis for the Mission Village EIR in response to the Supreme Court’s GHG holding, and the public review period concluded in February 2017. In July 2017, the BOS held a public meeting and certified the final additional environmental analysis in combination with the 2011 EIR and reapproved the Mission Village project and related project approvals and permits. At that time, Los Angeles County also filed an NOD, which triggered the 30-day statute of limitations under CEQA in which to file a new or supplemental action against Los Angeles County.
As explained in further detail below, in August 2017, the two Non-Settling Petitioners filed a new action challenging Los Angeles County’s certification of the final additional environmental analysis and its reapproval of the Landmark Village and Mission Village projects and related permits. No other parties filed new or supplemental actions challenging Los Angeles County’s July 2017 actions before the statute of limitations for challenges under CEQA to such actions expired.
In September 2017, Los Angeles County filed a return as required by the trial court’s previously issued writ of mandate. In the return, Los Angeles County advised the trial court it had taken the actions required to fully comply with CEQA, the Fish and Game Code, and the trial court’s previously issued writ. In October 2017, the two Non-Settling Petitioners objected to the Los Angeles County’s return to the writ on procedural and other grounds. The Company cannot predict the outcome of this matter until the Court of Appeal's opinion is issued and the objections are resolved.
Landmark Village/Mission Village
In August 2017, the two Non-Settling Petitioners filed a petition for writ of mandate in Los Angeles County Superior Court. The petition challenges Los Angeles County’s July 2017 certification of the Mission Village and Landmark Village final additional environmental analyses and reapproval of the two projects based on claims arising under CEQA and the California Water Code. Los Angeles County is compiling the administrative record, but no hearing will take place until after the record is certified by Los Angeles County and the parties complete the required briefing. Until a trial court decision has been rendered, the Company cannot predict the outcome of this matter.
Other Permits
In August 2011, the Corps approved the EIS portion of the joint EIS/EIR and issued its provisional Section 404 Clean Water Act authorization (the "Section 404 Permit") for Newhall Ranch. In September 2012, the Los Angeles Regional Water Quality Control Board (the "Regional Board") unanimously adopted final Section 401 conditions and certified the Section 404 Permit. In October 2012, opponents filed a petition for review and reconsideration of the Regional Board’s actions to the State Water Resources Control Board (the "State Board"). The Regional Board's actions remain valid while the petition is under review by the State Board. On October 19, 2012, after consulting with the U.S. Environmental Protection Agency (the "USEPA"), the Corps issued the final Section 404 Permit.
In March 2014, five plaintiffs filed a complaint against the Corps and the USEPA in the U.S. District Court, Central District of California (Los Angeles) (the "U.S. District Court"). The complaint alleges that these federal agencies violated various statutes, including the Clean Water Act, NEPA, the Endangered Species Act ("ESA") and the National Historic Preservation Act ("NHPA") in connection with the Section 404 Permit and requests, among other things, that the U.S. District Court vacate the Corps’ approvals related to the Section 404 Permit and prohibit construction activities resulting in the discharge of dredged or fill material into federal waters until the Corps issues a new permit. The Company was granted intervenor status by the U.S. District Court in light of its interests as the landowner and holder of the Section 404 Permit. In September 2014, the U.S. District Court issued an order granting motions to dismiss the USEPA from this action. The dispositive cross-motions for summary judgment were then filed. The U.S. District Court reviewed and resolved all claims in the case by summary judgment. In June 2015, the U.S. District Court issued a favorable order granting the Corps’ and the Company's motions for summary judgment and denying plaintiffs' summary judgment motion. In September 2015, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). The Ninth Circuit briefing is completed and oral argument occurred in February 2017.
Consistent with the terms of the settlement, the Settling Petitioners moved to dismiss their claims on appeal and withdraw from the litigation. In October 2017, the Ninth Circuit granted the motion to dismiss the appeal and the claims with prejudice as to the Settling Petitioners (including the NHPA consultation claim). The Ninth Circuit then ordered supplemental briefs to explain the impact of the dismissal, if any, on the remaining Clean Water Act, NEPA, and ESA claims in this appeal. The Corps and the Company, on the one hand, and the Non-Settling Petitioners, on the other hand, filed supplemental briefs pursuant to the Court’s order. The Ninth Circuit has not yet issued its decision.
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
In February 2013, a local environmental group called the Santa Clarita Organization for Planning and the Environment ("SCOPE") filed a lawsuit in the Superior Court seeking to invalidate the eminent domain settlement agreement based on a range of claims, including that (1) CLWA is unlawfully providing retail water service in violation of CLWA’s enabling act and (2) CLWA unlawfully acquired and owns Valencia Water Company’s stock in violation of Article XVI, section 17 of the state Constitution. The Superior Court rejected those claims and entered judgment upholding the eminent domain settlement in April 2015, which was upheld on appeal by the Court of Appeal in an opinion issued in July 2016. SCOPE subsequently filed a petition for review by the California Supreme Court, which the Supreme Court denied in November 2016. As a result of such denial, the Superior Court’s April 2015 judgment upholding the eminent domain settlement agreement is now final.
In April 2014, the Newhall County Water District ("NCWD"), a local water retailer in the Santa Clarita Valley, filed a lawsuit in the Superior Court against CLWA alleging the same claims as those brought by SCOPE in the action described above that is now final, namely that (1) CLWA is unlawfully providing retail water service in violation of CLWA’s enabling act; and (2) CLWA unlawfully acquired and owns Valencia Water Company’s stock in violation of Article XVI, section 17 of the state Constitution. NCWD’s writ petition/complaint sought a writ of mandate: (1) directing CLWA to stop providing retail water service through Valencia Water Company; and (2) directing CLWA to divest itself of Valencia Water Company’s stock. The petition/complaint also sought declaratory relief regarding unlawful retail water service and unlawful acquisition and holding of Valencia Water Company’s stock. The Company was not named as a party to the lawsuit but intervened to assist CLWA in defending these challenges to the eminent domain settlement agreement. In December 2016, NCWD and CLWA entered into a settlement agreement, wherein NCWD agreed to dismiss this lawsuit without prejudice and in that same month the request for dismissal was entered by the Superior Court thereby dismissing this lawsuit without prejudice. On October 5, 2017, NCWD filed a request for dismissal with prejudice, which the court entered on October 17, 2017.
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

14.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	2017	2016

Cash paid for interest	$3,158	$1,755

NONCASH INVESTNG AND FINANCING ACTIVITIES:
Contingent consideration related to acquisition of the San Francisco Venture (see Note 3)	$—	$64,870
Capital issued in acquisition of interest in the Management Company (see Note 3)	$—	$173,488
Capital issued in acquisition of interest in the San Francisco Venture (see Note 3)	$—	$8,939
Capital issued in acquisition of interest in the Great Park Venture	$—	$419,088
Capital issued in purchase of rights to 12.5% of Non-Legacy Incentive Compensation from FPC-HF Venture I (see Note 3)	$—	$14,110
Recognition of TRA liability	$56,216	$201,845

15.    SEGMENT REPORTING
As of and for the three and nine months ended September 30, 2017, the Company’s reportable segments consist of:
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
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of September 30, 2017, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounts for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting in the Formation Transactions. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers in addition to management services provided by the Company to the Great Park Venture.
• Commercial Leasing—includes Five Point Gateway Campus, an office and research and development campus within the Great Park Neighborhoods, consisting of approximately one million rentable square feet in four newly constructed buildings. Two of the four buildings (approximately 660,000 aggregate square feet) are leased to one tenant under a 20-year triple net lease which commenced in August 2017. The Company and a subsidiary of Lennar have entered into separate 130-month full service gross leases to occupy approximately 135,000 aggregate square feet. Upon completion of tenant improvements, both leases will commence. This segment also includes property management service provided by the Management Company to the Gateway Commercial Venture, the entity that owns the Five Point Gateway Campus. As of September 30, 2017, the Company had a 75% interest in the Gateway Commercial Venture and accounts for the investment under the equity method. The reported segment information for the Commercial Leasing segment includes the results of 100% of the Gateway Commercial Venture.
 Segment operating results and reconciliations to the Company's consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)		Revenues		Profit (Loss)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Newhall	$5,265	$5,385	$(6,069)	$(1,906)	$15,804	$13,659	$(19,204)	$(18,710)
San Francisco	2,355	1,665	(5,538)	(4,862)	89,299	2,418	(12,565)	(8,918)
Great Park	462,165	19,972	126,195	4,250	477,411	25,059	118,103	(64,318)
Commercial Leasing	3,343	—	(114)	—	3,343	—	(114)	—
Total reportable segments	473,128	27,022	114,474	(2,518)	585,857	41,136	86,220	(91,946)
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(458,236)	(15,900)	(124,621)	(2,724)	(465,416)	(18,297)	(113,485)	67,132
Gateway Commercial Venture (1)	(3,273)	—	184	—	(3,273)	—	184	—
Add equity in earnings (losses) from unconsolidated entities—
Great Park Venture	—	—	22,963	(297)	—	—	17,722	(479)
Gateway Commercial Venture	—	—	(138)	—	—	—	(138)	—
Corporate and unallocated (3)	—	—	(23,173)	(13,542)	—	—	(48,227)	(55,291)
Total consolidated balances	$11,619	$11,122	$(10,311)	$(19,081)	$117,168	$22,839	$(57,724)	$(80,584)

 Segment assets and reconciliations to the Company's consolidated balances are as follows (in thousands):

	September 30, 2017	December 31, 2016
Newhall	$444,567	$416,445
San Francisco	1,121,598	1,134,196
Great Park	1,726,405	1,669,679
Commercial Leasing	447,948	—
Total reportable segments	3,740,518	3,220,320
Reconciling items:
Removal of unconsolidated balance of Great Park Venture (1)	(1,596,803)	(1,496,102)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(447,948)	—
Other eliminations (2)	(117,686)	(69,462)
Add investment balance in Great Park Venture	435,454	417,732
Add investment balance in Gateway Commercial Venture	106,362	—
Corporate and unallocated (3)	376,634	42,094
Total consolidated balances	$2,496,531	$2,114,582

(1) Represents the removal of the Great Park Venture's and Gateway Commercial Venture’s operating results and balances that are included in the Great Park segment and Commercial Leasing segment operating results and balances, respectively, but are not included in the Company's consolidated results and balances.
(2) Represents intersegment balances that eliminate in consolidation.
(3) Corporate and unallocated activity is primarily comprised of corporate general, and administrative expenses and income taxes. Corporate and unallocated assets consist of cash, marketable securities, receivables, and deferred equity offering and financing costs.

16.     SHARE-BASED COMPENSATION
On May 2, 2016, the Board of the Company authorized and approved the Company’s Incentive Award Plan. In doing so, the Board authorized the issuance of up to 8,500,822 Class A common shares of the Holding Company under the Incentive Award Plan. The Incentive Award Plan provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the Incentive Award Plan) and performance share awards. As of September 30, 2017, there were 5,697,244 remaining Class A common shares available for future issuance under the Incentive Award Plan.
Restricted Share Units
As part of the authorization and approval of the Incentive Award Plan on May 2, 2016, the Board of the Company also authorized and approved the issuance, grant, and delivery of up to 2,350,406 Restricted Share Units ("RSUs"), all of which have been granted as of September 30, 2017. A portion of the RSUs were granted to management and had no requisite service period and were fully vested at the grant date. The remaining portion of the RSUs were granted to management and non-employee consultants and are subject to three or four year vesting terms. All of the RSUs settle on a one-for-one basis in Class A common shares in four equal annual installments with the first settlement having occurred on January 15, 2017. The RSUs may not be sold or transferred prior to settlement. In general, RSUs which have not vested are forfeited upon termination of employment or consulting arrangements. No RSUs were forfeited during the three and nine months ended September 30, 2017. The Company measured the value of RSUs at fair value by applying a discount against the estimated fair value of the Company’s underlying outstanding Common shares attributed to a lack of marketability of the RSUs due to the deferred settlement dates. The Company utilized the Protective Put, Finnerty Put and the Asian Put models as well as certain market inputs to calculate the discount for post-vesting restrictions. The discount applied to the RSUs ranged from 12% to 19%. The Company amortizes the fair value of outstanding RSUs as share-based compensation expense over the requisite service period, if any, on a straight-line basis.

In January 2017, in connection with the first settlement of RSUs, the Company reacquired 282,555 vested RSUs for $6.5 million for the purpose of settling tax withholding obligations of employees.
Restricted Shares
In January 2017, the Company granted 396,028 restricted shares to executive officers of the Company, entitling the holders to non-forfeitable dividends. The restricted shares vest in three equal annual installments beginning in January 2018. In general, the restricted shares which have not vested are forfeited upon termination of employment. No restricted shares were forfeited during the three and nine months ended September 30, 2017. The Company measured the fair value of the restricted shares based on the estimated fair value of the Company's underlying Class A common shares determined using a discounted cash flow analysis. The inputs utilized in the Company's estimate were selected by the Company based on information available to the Company, including relevant information obtained after the measurement date, as to the assumptions that market participants would make at the measurement date. The Company amortizes the grant date fair value over the requisite service period on a straight-line basis.
Share Payments
In September 2017, the Company granted 57,144 Class A common shares to certain directors as compensation for service on the Board. The shares were fully vested on the grant date. The fair value of the compensation was determined based on the closing market price of the Company's Class A common shares on the grant date.

The following table summarizes share-based equity compensation activity for the nine months ended September 30, 2017:

	Share Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	1,305	$20.00
Granted	453	$15.52
Vested	(673)	$19.26
Nonvested at September 30, 2017	1,085	$18.57

Share-based compensation expense was $5.1 million and $13.9 million for the three and nine months ended September 30, 2017, respectively, and $2.9 million and $23.4 million for the three and nine months ended September 30, 2016, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. Approximately $11.8 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted–average period of 1.4 years from September 30, 2017. The estimated fair value at vesting of share-based awards that vested during the nine months ended September 30, 2017 and 2016 was $10.5 million and $20.5 million, respectively.

17.    EMPLOYEE BENEFIT PLANS
The Newhall Land and Farming Company Retirement Plan (the "Retirement Plan") is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. In 2004, the Retirement Plan was amended to cease future benefit accruals and the Retirement Plan was frozen. For the nine months ended

September 30, 2017, the Company contributed $0.4 million to the Retirement Plan. The Company anticipates contributing approximately $0.5 million in total to the Retirement Plan during the year ending December 31, 2017.

The components of net periodic benefit for the three and nine months ended September 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net periodic benefit:
Interest cost	$206	$215	$618	$647
Expected return on plan assets	(257)	(252)	(771)	(751)
Amortization of net actuarial loss	28	23	84	71
Net periodic benefit	$(23)	$(14)	$(69)	$(33)

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
In each of the three months ended September 30, 2017 and 2016, the Company recorded no benefit for income taxes (after application of increases in the Company's valuation allowance of $1.8 million and $2.4 million, respectively) on pre-tax loss of $10.3 million and $19.1 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded no benefit for income taxes (after application of an $9.3 million increase in the Company's valuation allowance) and a benefit of $4.5 million, respectively, on pre-tax loss of $57.7 million and $85.0 million, respectively. The effective tax rates for the three and nine months ended September 30, 2017 and 2016, differ from the 35% federal statutory and applicable state statutory tax rates primarily due to the Company's valuation allowance on its book losses and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
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

19.    EARNINGS PER SHARE
The Company uses the two-class method in its computation of earnings per share. Pursuant to the terms of the Five Point Holdings, LLC Agreement, the Class A common shares and the Class B common shares are entitled to receive distributions at different rates, with each Class B common share receiving 0.03% of the distributions paid on each Class A common share. Under the two-class method, the Company’s net income available to common shareholders is allocated between the two classes of common shares on a fully-distributed basis and reflects residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, the Company determined that both classes of common shares share in the Company’s losses, and they share in the losses using the same mechanism as the distributions. For the three and nine months ended September 30, 2017 and 2016, the Company is operating in a net loss position, and as such, net losses attributable to the parent were allocated to the Class A common shares and Class B common shares at an amount per Class B common share equal to 0.03% multiplied by the amount per Class A common share. Basic loss per Class A common share is determined by dividing net loss allocated to Class A Common shareholders by the weighted average number of Class A common shares outstanding for the period. Basic loss per Class B common share is determined by dividing net loss allocated to the Class B common shares by the weighted average number of Class B common shares outstanding during the period.
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

The following table summarizes the basic and diluted earnings per share/unit calculations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except unit/shares and per unit/share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to the Company	$(4,467)	$(6,394)	$(22,092)	$(30,179)
Adjustments to net loss attributable to the Company	(28)	(118)	(752)	(380)
Net loss attributable to common shareholders	$(4,495)	$(6,512)	$(22,844)	$(30,559)
Numerator for basic and diluted net loss available to Class A Common Shareholders/Unitholders	$(4,493)	$(6,508)	$(22,833)	$(30,545)
Numerator for basic and diluted net loss available to Class B Common Shareholders	$(2)	$(4)	$(10)	$(14)
Denominator:
Basic and diluted weighted average Class A common shares outstanding	62,946,348	38,471,610	51,024,766	37,581,521
Basic and diluted weighted average Class B common shares outstanding	81,463,433	74,320,575	77,944,525	41,228,932
Basic and diluted loss per share/unit:
Class A common shares/Unit	$(0.07)	$(0.17)	$(0.45)	$(0.81)
Class B common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Anti-dilutive potential RSUs	688,692	1,304,804	688,692	1,304,804
Anti-dilutive potential Restricted Shares (weighted average)	396,028	—	375,644	—
Anti-dilutive potential Class A common shares/Units (weighted average)	81,487,871	74,342,871	77,967,908	46,937,430
Anti-dilutive potential Class B common shares (weighted average)	2,917,827	2,917,827	2,917,827	1,619,394

20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.8 million and $2.5 million at September 30, 2017 and December 31, 2016, net of tax benefits of $0.3 million at each of September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, the Company held a full valuation allowance of $0.3 million related to the accumulated tax benefit of $0.3 million. Accumulated other comprehensive loss of $2.0 million and $2.5 million is included in noncontrolling interests at September 30, 2017 and December 31, 2016. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $47,000 and $34,000, net of taxes, respectively, and are included in selling, general, and administrative expenses on the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2017, and 2016, respectively.

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
Overview
We are an owner and developer of mixed-use, master-planned communities in coastal California. We are primarily engaged in the business of planning and developing our three mixed-use, master-planned communities, and our principal source of revenue is the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers. In the future, we may retain a portion of the undeveloped commercial and multi-family properties in our communities and develop income-producing assets on those properties.
We are the initial developer of our three communities that are designed to include approximately 40,000 residential homes and approximately 21 million square feet of commercial space. Our three mixed-use, master-planned communities are: (1) Newhall Ranch in Los Angeles County; (2) The San Francisco Shipyard and Candlestick Point in the City of San Francisco; and (3) Great Park Neighborhoods in Orange County. Additionally, we have an investment in an entity that owns a four building commercial office and research and development campus consisting of approximately one million square feet for lease (the "Five Point Gateway Campus").
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the "Operating Company"). On October 1, 2017, we converted the Operating Company from a Delaware limited liability company to a Delaware limited partnership. We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of September 30, 2017, approximately 58.6% of the Operating Company. The Operating Company directly or indirectly owns equity interests in: (1) Five Point Land, LLC ("FPL"), which owns The Newhall Land & Farming Company, a California limited partnership, the entity that is developing Newhall Ranch; (2) The Shipyard Communities, LLC (the "San Francisco Venture"), which is developing The San Francisco Shipyard and Candlestick Point; (3) Heritage Fields LLC (the "Great Park Venture"), which is developing Great Park Neighborhoods; (4) Five Point Communities, LP and Five Point Communities Management, Inc. (together, the "Management Company"), which have historically managed the development of Great Park Neighborhoods and Newhall Ranch; and (5) Five Point Office Venture Holdings I, LLC (the "Gateway Commercial Venture"), which owns the Five Point Gateway Campus. The Operating Company controls the management of all of these entities except for the Great Park Venture and the Gateway Commercial Venture. The Operating Company owns a 37.5% Percentage Interest in the Great Park Venture, and a 75% interest in the Gateway Commercial Venture. The Management Company performs development management services for the Great Park Venture and property management services for the Gateway Commercial Venture.

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
In the ordinary course of our business, we have sold homesites to Lennar Corporation, which is our largest equity owner, or its subsidiaries ("Lennar"). For the three months ended September 30, 2017 and 2016, we recognized $0.7 million and $0.8 million, respectively, of revenues from land sales pursuant to purchase and sale agreements with Lennar. During the nine months ended September 30, 2017 and 2016, we recognized $85.6 million and $2.0 million, respectively, of such revenue. Additionally, since the Formation Transactions on May 2, 2016, we have been providing certain management services for ventures in the San Francisco Bay area in which Lennar is a significant participant. For the three months ended September 30, 2017 and 2016, we recognized $1.5 million and $1.4 million, respectively, of revenue from management services pursuant to management agreements with Lennar ventures in the San Francisco Bay area. For the nine months ended September 30, 2017 and 2016, we recognized $4.4 million and $2.1 million, respectively, of revenue from management services pursuant to management agreements with Lennar ventures in the San Francisco Bay area. We also provide management services to the Great Park Venture pursuant to a development management agreement. In addition to our 37.5% Percentage Interest in the Great Park Venture, Lennar owns a 25% Legacy Interest in the Great Park Venture. Lennar along with an affiliate of Castlelake, and our President and Chief Executive Officer, Emile Haddad, also own interests in an entity that owns a 12.5% Legacy Interest in the Great Park Venture. For the three months ended September 30, 2017 and 2016, we recognized $3.9 million and $4.1 million, respectively, and for the nine months ended September 30, 2017 and 2016, we recognized $12.0 million and $6.8 million, respectively, of revenue from management services provided to the Great Park Venture.
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
In September 2017, we reached a settlement (the "Newhall Settlement") with key national and state environmental and Native American organizations that were petitioners (the "Settling Petitioners") in various legal challenges of Newhall Ranch's entitlement approvals and permits. The Settling Petitioners have agreed to (a) dismiss all pending claims regarding regulatory approvals and permits, (b) not oppose pending and certain future regulatory approvals, and (c) not seek protections for certain species of plants and animals under federal and state endangered species acts for specified time periods. We have agreed to fund certain environmental and cultural investments and protections at the Newhall Ranch project and surrounding region, including construction of a Native American cultural facility and museum, establishment of conservation programs to protect the San Fernando Valley spineflower, and establishment of an endowment to conserve endangered, threatened, and sensitive species that occur within the Santa Clara River watershed. We further agreed to (a) refrain from developing certain areas within Newhall Ranch and portions of our Ventura County landholdings, and (b) provide construction monitoring programs and archaeological surveys designed to identify and preserve Native American cultural sites within Newhall Ranch. We have also agreed to implement, with certain additional requirements and enhancements, our development plans previously approved by the County of Los Angeles and the California Department of Fish and Wildlife (“CDFW”) to achieve net zero greenhouse gas emissions at Newhall Ranch. Two local environmental organizations (the "Non-Settling Petitioners") that have pending challenges to certain approvals for Newhall Ranch did not participate in the Newhall Settlement and have objected to CDFW’s June 2017 reapproval actions. The Non-Settling Petitioners also filed a new action challenging Los Angeles County’s July 2017 reapproval actions. See Note 13 of our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of legal proceedings.
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

Results of Operations
The Company
The following table summarizes our consolidated historical results of operations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$2,655	$2,079	$7,859	$4,741
Land sales—related party	693	814	85,551	1,963
Management services-related party	5,466	5,509	16,417	8,900
Operating properties	2,805	2,720	7,341	7,235
Total revenues	11,619	11,122	117,168	22,839
Costs and expenses
Land sales	1,641	(594)	83,755	(843)
Management services	2,572	2,545	7,878	3,948
Operating properties	3,115	2,604	8,307	7,811
Selling, general, and administrative	37,427	25,351	92,536	94,768
Management fees—related party	—	—	—	1,716
Total costs and expenses	44,755	29,906	192,476	107,400
Equity in earnings (loss) from unconsolidated entities	22,825	(297)	17,584	(479)
Loss before income tax benefit	(10,311)	(19,081)	(57,724)	(85,040)
Income tax benefit	—	—	—	4,456
Net loss	(10,311)	(19,081)	(57,724)	(80,584)
Less net loss attributable to noncontrolling interests	(5,844)	(12,687)	(35,632)	(50,405)
Net loss attributable to the company	$(4,467)	$(6,394)	$(22,092)	$(30,179)

Three Months Ended September 30, 2017 and 2016
Revenues. Revenues increased by $0.5 million, or 4.5%, to $11.6 million for the three months ended September 30, 2017, from $11.1 million for the three months ended September 30, 2016. The increase in revenue was primarily due to recognition of deferred revenue, profit participation, marketing fees and other builder fees attributed to prior period land sales. No significant land sales closed escrow in 2017 or 2016.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $12.1 million, or 47.6%, to $37.4 million for the three months ended September 30, 2017, from $25.4 million for the three months ended September 30, 2016. This increase was primarily due to higher legal expense in 2017 in connection with the Newhall Settlement with the Settling Petitioners in addition to increased employee and director compensation, including share-based compensation for directors. Partially offsetting these increases were lower auditing and tax professional fees incurred in 2017 compared to 2016. The higher expense in 2016 was mostly attributed to audit and tax reporting in connection with the Formation Transactions.
Equity in earnings (loss) from unconsolidated entities. Equity in earnings from unconsolidated entities increased by $23.1 million to $22.8 million for the three months ended September 30, 2017, from a loss of $0.3 million for the three months ended September 30, 2016. The increase was primarily due to our proportionate share from our 37.5% Percentage Interest in the Great Park Venture, adjusted for the basis difference amortization of the Great Park Venture's recognition of land sales to eight homebuilders for an aggregate of 1,007 homesites on approximately 103 acres at the Great Park Neighborhoods. There were no material land sales at the Great Park Neighborhoods for the comparable period in 2016. In August 2017, we acquired a 75% interest in the Gateway Commercial Venture. From the date of acquisition through September 30, 2017, we recognized $0.1 million in equity in losses generated by the Gateway Commercial Venture.
Income tax benefit. Pre-tax losses of $10.3 million for the three months ended September 30, 2017, resulted in a deferred tax benefit and an increase in our net deferred tax asset of $1.8 million. However, offsetting the deferred tax benefit and the net deferred tax asset was an increase to the Holding Company's deferred tax asset valuation allowance of $1.8 million. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at September 30, 2017 it is more likely than not that such net deferred tax assets will not be realized. Pre-tax losses for the three months ended September 30, 2016 of $19.1 million resulted in a deferred tax benefit and an increase in our net deferred tax asset of $2.4 million, both of which were offset by an increase in the Holding Company's deferred tax asset valuation allowance of $2.4 million.
Nine Months Ended September 30, 2017 and 2016
Revenues. Revenues increased by $94.3 million, or 413.0%, to $117.2 million for the nine months ended September 30, 2017, from $22.8 million for the nine months ended September 30, 2016. The increase in revenue was primarily due to a land sale, to a related party, of 3.6 acres in The San Francisco Shipyard and Candlestick Point community planned for construction of up to 390 for-sale attached homesites that closed escrow in January 2017. The increase was also driven in part by revenues from development management services provided to certain related parties. Prior to the Formation Transactions, our predecessor did not provide development management services.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $2.2 million, or 2.4%, to $92.5 million for the nine months ended September 30, 2017, from $94.8 million for the nine months ended September 30, 2016. This decrease was primarily due to higher share-based compensation expense in 2016 incurred in connection with the Formation Transactions. Offsetting this higher 2016 expense was an increase in general and administrative expenses, including payroll expenses (excluding share-based compensation), incurred for the nine months ended September 30, 2017 primarily attributable to the acquired business operations of the San Francisco Venture and the corporate overhead of the Management Company that are included in the results for nine months of operations compared to five months of operations in 2016 (from the acquisition date on May 2, 2016 to September 30, 2016).
Management fees. For the nine months ended September 30, 2016, we incurred management fees of $1.7 million related to the engagement of the Management Company as the development manager of Newhall Ranch. As a result of our acquisition of the Management Company in the Formation Transactions, the development management agreement for Newhall Ranch was terminated.
Equity in earnings (loss) from unconsolidated entities. Equity in earnings from unconsolidated entities increased by $18.1 million to $17.6 million for the nine months ended September 30, 2017, from a loss of $0.5 million for the nine months ended September 30, 2016. The increase was primarily due to our proportionate share from our 37.5% Percentage Interest in the Great Park Venture, adjusted for the basis difference amortization of the Great Park Venture's recognition of land sales to eight homebuilders of an aggregate of 1,007 homesites on approximately 103 acres at the Great Park Neighborhoods. There were no material land sales at the Great Park Neighborhoods for the comparable period in 2016 (from the acquisition date of May 2, 2016 through September 30, 2016). In August 2017, we acquired a 75% interest in the Gateway Commercial Venture. From the date of acquisition through September 30, 2017, we recognized $0.1 million in equity in losses generated by the Gateway Commercial Venture.
Income tax benefit. At December 31, 2016, we carried a deferred tax asset valuation allowance of $15.7 million against a net deferred tax asset of the same amount. Pre-tax losses of $57.7 million for the nine months ended September 30, 2017, resulted in a deferred tax benefit and an increase to the net deferred tax asset of $9.3 million. However, offsetting the deferred tax benefit and the net deferred tax asset was an increase to the Holding Company's deferred tax asset valuation allowance of $9.3 million. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that, at both December 31, 2016 and September 30, 2017, it is more likely than not that such net deferred tax assets will not be realized. For the nine months ended September 30, 2016, we recognized an income tax benefit of $4.5 million attributable to an $85.0 million pre-tax loss for the period. The tax benefit also resulted in a decrease to the net deferred tax liability that existed during the period. Our effective tax rate, before changes in valuation allowance, decreased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a decrease in our ownership interest in the Operating Company following the Formation Transactions, which resulted in a reduced allocation of pre-tax income or loss to us from the Operating Company.
Segments
Our four reportable segments are Newhall, San Francisco, Great Park, and Commercial Leasing. Our Newhall segment includes operating results for the Newhall Ranch community, as well as results attributable to other land historically owned by FPL, including 16,000 acres in Ventura County, The Tournament Players Club at Valencia Golf Course, 500 acres of remnant commercial, residential and open space land in Los Angeles County and our community in Sacramento, California. Our San Francisco segment includes operating results for The San Francisco Shipyard and Candlestick Point community, as well as results attributable to the development management services that we provide to Lennar with respect to the Treasure Island community in the City of San Francisco and the Concord community in the San Francisco Bay Area. Our Great Park segment includes operating results for the Great Park Neighborhoods community and development management services provided by the Management Company for the Great Park Venture. Our Commercial Leasing segment includes the operating results of the Five Point Gateway Campus and property management services provided by the Management Company for the Five Point Gateway Campus.
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
In November 2015, the Supreme Court of California issued a ruling under CEQA and other state statutes, which required CDFW to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving its Environmental Impact Report ("EIR") for Newhall Ranch. In June 2017, CDFW certified the final additional environmental analysis, in combination with its EIR, and approved the Newhall Ranch project and kept the related state permits intact. The Supreme Court ruling also required Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with its EIR and to reassess its previous related approvals. In July 2017, the Los Angeles County Board of Supervisors certified the final additional environmental analysis, in combination with its 2011 EIR, and reapproved the Landmark Village and Mission Village development areas within Newhall Ranch along with related project approvals and permits. The Non-Settling Petitioners have filed a new challenge to Los Angeles County’s July 2017 reapproval actions and continue to pursue challenges related to certain prior approvals. See Note 13 of our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of legal proceedings.
In September 2017, we entered into a settlement with key national and state environmental and Native American organizations. These groups agreed that they would not challenge our current and certain future Newhall Ranch project approvals and permits. We expect that the settlement will reduce the likelihood of unanticipated delays in the Newhall Ranch development timeline. The lawsuits in which we are involved with the Non-Settling Petitioners could result in delays beyond those currently anticipated, in changes to the sequencing of our communities, or in an increase to our development costs.
We commenced development activities at Newhall Ranch in October 2017 and expect to begin land sales in late 2019.
The following table summarizes the results of operations of our Newhall segment for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$2,655	$2,079	$7,859	$4,741
Land sales—related party	109	611	962	1,723
Operating properties	2,501	2,695	6,983	7,195
Total revenues	5,265	5,385	15,804	13,659
Costs and expenses
Land sales	1,197	(594)	3,166	(843)
Operating properties	3,115	2,604	8,307	7,811
Selling, general, and administrative	7,022	5,281	23,535	23,685
Management fees—related party	—	—	—	1,716
Total costs and expenses	11,334	7,291	35,008	32,369
Segment loss	$(6,069)	$(1,906)	$(19,204)	$(18,710)

Three Months Ended September 30, 2017 and 2016

Revenues. Revenues decreased by $0.1 million, or 2.2%, to $5.3 million for the three months ended September 30, 2017, from $5.4 million for the three months ended September 30, 2016. We sold no residential homesites or commercial acres during either period. Land sale revenues in both periods represent recognition of deferred revenue, profit participation and collection of various builder fees related to prior period land sales.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $1.7 million, or 33.0%, to $7.0 million for the three months ended September 30, 2017, from $5.3 million for the three months ended September 30, 2016. This increase was primarily due to increased legal and consulting expenses incurred in 2017 compared to 2016 related to on-going legal matters including costs incurred in connection with the Newhall Settlement with the Settling Petitioners.
Nine Months Ended September 30, 2017 and 2016
Revenues. Revenues increased by $2.1 million, or 15.7%, to $15.8 million for the nine months ended September 30, 2017, from $13.7 million for the nine months ended September 30, 2016. We sold no residential homesites or commercial acres during either period. Land sale revenues in both periods represent recognition of deferred revenue, profit participation and collection of various builder fees related to prior period land sales.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $0.2 million, or 0.6%, to $23.5 million for the nine months ended September 30, 2017, from $23.7 million for the nine months ended September 30, 2016. In both periods, the significant components of general and administrative costs, including employee-related and legal expenses, were consistent.
Management fees. Management fees were $1.7 million for the nine months ended September 30, 2016. As a result of our acquisition of the Management Company in connection with the Formation Transactions, our development management agreement for Newhall Ranch was terminated on May 2, 2016, and we had no management fees for the nine months ended September 30, 2017.
San Francisco Segment
In the Formation Transactions, our subsidiary, the Operating Company, acquired a controlling interest in, and became the manager of, the San Francisco Venture. As a result, the San Francisco Venture, which is developing The San Francisco Shipyard and Candlestick Point, is our consolidated subsidiary.
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
In November 2016, San Francisco voters approved an initiative measure, Proposition O, to exempt The San Francisco Shipyard and Candlestick Point from citywide office development growth restrictions. Those growth controls (referred to as Proposition M after the 1986 initiative measure first imposing them) limit the amount of new office construction each year in San Francisco to 950,000 square feet per year, and require each new office development of 25,000 square feet or more to obtain an allocation of office space from the Planning Commission. With passage of Proposition O and the approval to implement the redevelopment plan amendments that the San Francisco Venture is seeking, development at The San Francisco Shipyard and Candlestick Point will not be required to obtain an allocation of office space and will not be subject to the Proposition M annual limitations on office development. This means the full amount of permitted commercial square footage at The San Francisco Shipyard and Candlestick Point can be constructed as we determine, including all at once, even though Proposition M may delay new office developments elsewhere in San Francisco. We expect this will provide us with a competitive advantage in the marketing and sale of land at The San Francisco Shipyard and Candlestick Point, particularly to potential large-scale institutional or campus-type users who seek a large volume of predictably timed new office space.
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
At The San Francisco Shipyard, approximately 408 acres will not be conveyed until the U.S. Navy satisfactorily completes its finding of suitability to transfer process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Based on our discussions with the U.S. Navy and a final federal facility agreement schedule for 2017 prepared by the U.S. Navy, we had previously expected the U.S. Navy to deliver approximately 90 acres in 2018 and the balance in 2019 through 2022. However, allegations that a contractor hired by the U.S. Navy misrepresented its sampling results at The San Francisco Shipyard have resulted in data reevaluation and governmental investigations and are likely to delay the transfer of the 90 acres that we had expected to receive in 2018. We now expect the U.S. Navy to deliver the parcels in phases between 2019 and 2022, although it is possible that delays relating to environmental investigation and remediation could slow the remaining transfers from the U.S. Navy, which could in turn delay or impede our future development of such parcels.
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
We are in the process of amending the disposition and development agreement with the City of San Francisco to increase the total amount of commercial use at The San Francisco Shipyard and Candlestick Point by over 2 million square feet, most of which we anticipate will be for office use. We currently expect to receive approval for the amendments in 2018. Infrastructure development is progressing on our first development area at Candlestick Point, including the area in which the urban retail outlet shopping mall will be constructed by the joint venture with Macerich. We currently anticipate that we will close land sales for over 2,000 homesites between 2019 and 2022. We are also working on plans for approximately 1.0 million sq. ft. of vertical development, including office space, a hotel, and retail space expected to be built by 2022.

The following table summarizes the results of operations of our San Francisco segment for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017. We have not presented results for the period from May 2, 2016 to September 30, 2016 (approximately five months) as the period does not provide a meaningful comparison to the corresponding nine months ended September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$584	$203	$84,589
Operating property	304	25	358
Management services—related party	1,467	1,437	4,352
Total revenues	2,355	1,665	89,299
Costs and expenses
Land sales	444	—	80,589
Management services	183	—	503
Selling, general, and administrative	7,266	6,527	20,772
Total costs and expenses	7,893	6,527	101,864
Segment loss	$(5,538)	$(4,862)	$(12,565)

Land sales—related party. Land sales increased by $0.4 million, or 187.7%, to $0.6 million for the three months ended September 30, 2017, from $0.2 million for the three months ended September 30, 2016. The increase was primarily due to recognition of $0.5 million in deferred revenues from the land sale described below that closed in January 2017. For the nine months ended September 30, 2017, in addition to the collection of builder marketing fees, land sale revenues of $84.6 million primarily consists of revenues from a sale to the Lennar-CL Venture for real estate within The San Francisco Shipyard and Candlestick Point community. The sale closed in January 2017, resulting in gross proceeds of $91.4 million on 3.6 acres planned for construction of up to 390 for-sale attached homesites. The San Francisco Venture is required to complete certain infrastructure elements under the terms of the purchase and sale agreement and as of September 30, 2017, we have deferred $9.9 million in revenue related to the sale that will be recognized as the development obligations are completed. The cost of land sales for the nine months ended September 30, 2017 is primarily related to the land sale to the Lennar-CL Venture.
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

Selling, general, and administrative. Selling, general, and administrative expenses increased by $0.7 million, or 11.3%, to $7.3 million for the three months ended September 30, 2017, from $6.5 million for the three months ended September 30, 2016. The increase was primarily comprised of employee-related costs increasing to $4.3 million for the three months ended September 30, 2017 compared to $3.8 million for the three months ended September 30, 2016. Additionally, as the master developer for The San Francisco Shipyard and Candlestick Point community, we incurred advertising costs for the three months ended September 30, 2017 of $0.9 million compared to $0.5 million for the three months ended September 30, 2016. Employee-related costs were $12.6 million for the nine months ended September 30, 2017 and advertising costs were $2.3 million for the nine months ended September 30, 2017.
Great Park Segment
In the Formation Transactions, we acquired a 37.5% Percentage Interest in the Great Park Venture, and we account for our investment using the equity method of accounting. At the same time, we also acquired all of the interests in the Management Company, an entity which performs development management services at Great Park Neighborhoods. Because of the relationship between the Management Company and the Great Park Venture, we assess our investment in the Great Park Venture based on the financial information for the Great Park Venture in its entirety, and not just our equity interest in it. As a result, our Great Park segment consists of the operations of both the Great Park Venture and the development management services provided by the Management Company at the Great Park Venture.
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

The Great Park Venture sold the first homesites in April 2013 and, as of September 30, 2017, had sold 4,873 homesites (including 544 affordable homesites) and commercial land allowing for development of up to 2 million square feet of commercial (research and development) space for aggregate consideration of approximately $2.16 billion. Based on reports we receive from third party homebuilders, we believe that the percentage of homes sold in the two active development areas within the Great Park Neighborhoods, Beacon Park and Parasol Park, were approximately 99% and 66%, respectively, as of October 31, 2017.

The following table summarizes the results of operations of our Great Park segment for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017. We have not presented results for the period from May 2, 2016 to September 30, 2016 (approximately five months) as the period does not provide a meaningful comparison to the corresponding nine months ended September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$457,516	$5,839	$461,710
Land sales—related party	720	10,061	3,706
Management services—related party	3,929	4,072	11,995
Total revenues	462,165	19,972	477,411
Costs and expenses
Land sales	325,678	9,553	328,871
Management services	2,389	2,545	7,375
Selling, general, and administrative	6,364	1,214	18,444
Management fees—related party	1,539	2,410	4,618
Total costs and expenses	335,970	15,722	359,308
Segment income	$126,195	$4,250	$118,103

Total revenues. During the three months ended September 30, 2017, the Great Park Venture closed escrow with eight homebuilders for an aggregate of 1,007 homesites on approximately 103 acres in the Great Park Neighborhoods, resulting in gross proceeds of $474.8 million. A portion of the consideration paid has been deferred until the Great Park Venture completes certain infrastructure improvements. Revenues from the recognition of deferred land sale revenues from prior period land sales in addition to the collection of builder marketing fees were also recognized in the three and nine months ended September 30, 2017 and the three months ended September 30, 2016. There were no significant land sales that closed during the three months ended September 30, 2016. As of September 30, 2017, the Great Park Venture had a deferred revenue balance of $31.6 million attributed to land sales and profit participation. As part of the acquisition of the Management Company in connection with the Formation Transactions, we assumed an agreement to provide development management services to the Great Park Venture. Under this agreement, we receive a base management fee, reimbursement for certain defined project team costs and the right to receive certain defined incentive compensation upon the achievement of certain milestones. Related party management fee services include amounts for both the base fee, project team reimbursements and incentive compensation.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the Management Company's project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense, if any, related to the intangible asset attributed to the incentive compensation provisions of the development management agreement with the Great Park Venture in management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses and are reported in selling, general, and administrative costs on the consolidated statement of operations.
Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs and project team and other administrative costs that are reimbursed to the Management Company per the terms of the development management agreement. Selling, general, and administrative costs increased by $5.2 million, to $6.4 million for the three months ended September 30, 2017, from $1.2 million for the three months ended September 30, 2016. The lower expense during the three months ended September 30, 2016 is primarily due to interest income earned at the Great Park Venture of $4.4 million for the three months ended September 30, 2016 compared to $0.6 million for the three months ended September 30, 2017. The interest income earned during the three months ended September 30, 2016 that offset selling, general, and administrative expense was primarily from interest earned on a note receivable held by the Great Park Venture related to a homesite sale that closed escrow prior to May 2, 2016.

Management fees. Management fees decreased by $0.9 million, or 36.1%, to $1.5 million for the three months ended September 30, 2017, from $2.4 million for the three months ended September 30, 2016. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. The decrease is primarily due to the three months ended September 30, 2016 including $0.9 million of incentive compensation in addition to the base development management fee. Only base development management fees were incurred during the three months ended September 30, 2017.
The table below reconciles the Great Park segment results to the equity in earnings (loss) from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017
	(in thousands)
Segment net income from operations	$126,195	$4,250	$118,103
Less net income of Management Company attributed to the Great Park Segment	1,574	1,526	4,618
Net income of Great Park Venture	124,621	2,724	113,485
The Company’s share of net income of the Great Park Venture	46,733	1,022	42,557
Basis difference amortization	(23,770)	(1,319)	(24,835)
Equity in earnings (loss) in Great Park Venture	$22,963	$(297)	$17,722
Commercial Leasing Segment
In August 2017, the Gateway Commercial Venture, in which we own a 75% interest, acquired the Five Point Gateway Campus, consisting of approximately 73 acres of commercial land in the Great Park Neighborhoods on which four buildings are being completed, two of which were leased back by the seller, Broadcom Limited (together with its subsidiaries, “Broadcom”). The Five Point Gateway Campus includes approximately one million square feet planned for research and development and office space in the four buildings, which are designed to accommodate thousands of employees. Broadcom will remain the largest tenant, leasing approximately 660,000 square feet of research and development space pursuant to a 20-year triple net lease. Our 75% interest is held through a wholly owned subsidiary of the Operating Company and we serve as the manager of the Gateway Commercial Venture. However, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by us and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. We do not include the Gateway Commercial Venture as a consolidated subsidiary in our consolidated financial statements. However, as a result of our 75% economic interest and our role as manager, we assess our investment in the Gateway Commercial Venture based on the financial information of the Gateway Commercial Venture in its entirety, and include the Gateway Commercial Venture's financial results within the Commercial Leasing segment. Additionally, the Management Company has been engaged by the Gateway Commercial Venture to provide property management services to the Five Point Gateway Campus. We include the Management Company's results of operations related to these property management services within the Commercial Leasing segment.
The Five Point Gateway Campus was acquired by the Gateway Commercial Venture for $443.0 million and funded by capital contributions of $142.0 million from members, proceeds from debt financings obtained by the Gateway Commercial Venture, and proceeds from the sale of excess entitlements to the Great Park Venture. Our portion of the capital contributions was $106.5 million. The debt financings were provided by an affiliate of one of the other members of the Gateway Commercial Venture and provides for loans totaling approximately $339.0 million. At the closing of the acquisition, $291.2 million in loan proceeds were received and applied against the purchase price. The balance of the loan capacity will be drawn and used to finance the cost of tenant improvements and certain capital improvements. The excess entitlements included all of the building square footage originally planned but not constructed at the Five Point Gateway Campus. The excess entitlements sold to the Great Park Venture can be used in accordance with the flexible zoning ordinances applicable to the Great Park Neighborhoods.
For the three months ended September 30, 2017, our Commercial Leasing segment recognized $3.3 million in revenues from the triple net lease with Broadcom and our property management services. Operating expenses were mostly comprised of depreciation, amortization and interest expense totaling $3.6 million for the three months ended September 30, 2017. Our segment net loss was $0.1 million and our share of equity in loss from the Gateway Commercial Venture totaled $0.1 million for the three months ended September 30, 2017.
Liquidity and Capital Resources
As of September 30, 2017, we had $386.9 million of consolidated cash and cash equivalents, compared to $62.3 million at December 31, 2016.
In April 2017, the Operating Company entered into a $50 million senior unsecured revolving credit facility (the "Revolving Credit Facility") that initially provided for borrowings and issuances of letters of credit in an aggregate amount of up to $50 million and matured on April 18, 2019 with two options for the Operating Company to extend the maturity date, in each case, by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. On November 8, 2017, the Operating Company amended the Revolving Credit Facility to, among other things, increase the aggregate commitments to $125 million and extend the maturity date to April 18, 2020, with one option for the Operating Company to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. Borrowings under the Revolving Credit Facility bear interest at LIBOR plus a margin ranging from 1.75% to 2.00% based on the Operating Company’s leverage ratio. No funds have been drawn on the Revolving Credit Facility.

Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Newhall Ranch and The San Francisco Shipyard and Candlestick Point. The development stages of our master-planned communities continue to require significant cash outlays on both a short-term and long-term basis while land sales at Newhall Ranch and The San Francisco Shipyard and Candlestick Point are not expected to generate significant liquidity within the next 12 months. We expect to meet our cash requirements for at least the next 12 months with available cash, noncore land sales and collection of management fees under our various management agreements.
Our long-term cash needs relate primarily to future land development expenditures and investments in or vertical construction costs for properties that we may acquire or develop for our income-producing portfolio. We budget our cash development costs on an annual basis. Budgeted amounts are subject to change due to delays or accelerations in construction or regulatory approvals, changes in inflation rates and other increases (or decreases) in costs. We may also modify our development plans or change the sequencing of our communities in response to changing economic conditions, consumer preferences and other factors, which could have a material impact on the timing and amount of our development costs. Budgeted amounts are expected to be funded through a combination of available cash, cash flows from our communities and reimbursements from public financing, including CFDs, tax increment financing and local, state and federal grants. Cash flows from our communities may occur in uneven patterns as cash is primarily generated by land sales which can occur at various points over the life cycle of our communities.
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
Indebtedness
The following table sets forth certain information with respect to our outstanding indebtedness as of September 30, 2017:

Indebtedness	Principal Balance (1)	Fixed / Floating Rate	Effective Annual Interest Rate	Estimated Principal Balance at Maturity (1)	Maturity Date
Settlement note (2)	$4,660	Fixed	12.8%	$5,000	2018 (2)
Macerich note (3)	$65,130	Floating	LIBOR +2.00%	$65,130	(3)

(1) Amounts in thousands.
(2) The settlement note represents the settlement of an April 2011 third party dispute related to a land acquisition in which we issued a $12.5 million non-interest-bearing promissory note. At issuance, we recorded a discount on the face value of the promissory note at an imputed interest rate of approximately 12.8%. Amortization expense of this discount is capitalized to our inventory each period. We made a $5.0 million principal payment in April 2016 and as of September 30, 2017, the settlement note has one remaining principal payment of $5.0 million due April 2018. The settlement note is secured by certain real estate assets of the Company with a carrying value of approximately $24.8 million at September 30, 2017.

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

Summary of Cash Flows
The following table outlines the primary components of our cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Operating activities	$(29,163)	$(87,940)
Investing activities	(56,665)	74,313
Financing activities	410,379	(4,662)
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
Net cash used in operating activities decreased by $58.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to $91.2 million in net proceeds received upon closing escrow for the land sale at the San Francisco Venture during the nine months ended September 30, 2017. Offsetting these proceeds was an increase in land development costs, including entitlement costs on real estate inventory primarily related to the San Francisco Venture, the operations of which are included in our 2016 financial results only for the period from May 2, 2016 to September 30, 2016. Further offsetting the increase was the increased use of operating cash for selling, general, and administrative costs, the increase in which is primarily attributed to the consolidated operations of the San Francisco Venture and to the Management Company being included in our consolidated results for the entire nine months ended September 30, 2017 compared to only a portion of the period in 2016 (from May 2, 2016 to September 30, 2016).
Cash Flows from Investing Activities. Net cash used in investing activities was $56.7 million for the nine months ended September 30, 2017, an increase of $131.0 million compared with net cash provided by investing activities of $74.3 million for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, we contributed $106.5 million to the Gateway Commercial Venture and used $25.2 million to purchase investments in marketable debt securities and received proceeds from the maturity of marketable debt securities of $45.2 million. Additionally, we received proceeds of $30.0 million from the prior owners of the San Francisco Venture representing the final payment under the $120.0 million capital commitment given in connection with the Formation Transactions. During the nine months ended September 30, 2016, we received $25.0 million in proceeds from the maturity of investments in marketable debt securities, which proceeds were not reinvested during the period and became available for use in operating activities. Additionally, we received $60.0 million of the capital commitment from the prior owners of the San Francisco Venture. Partially offsetting these proceeds, we paid a related party $14.6 million in connection with the separation agreement at the San Francisco Venture.
Cash Flows from Financing Activities. Net cash provided by financing activities was $410.4 million for the nine months ended September 30, 2017, an increase of $415.0 million compared to $4.7 million net cash used in financing activities for the nine months ended September 30, 2016. On May 15, 2017, we received aggregate proceeds of $419.7 million, net of underwriting discounts of $18.4 million, upon the closing of the Company's IPO and concurrent private placement. Offsetting these sources was the use of $6.5 million to net settle certain share-based compensation awards for tax withholding purposes and the payment of $2.9 million in equity offering and financing costs associated with the IPO and our unsecured revolving credit facility.

Fixed-Term Contractual Obligations
The following table aggregates our contractual obligations and commitments as of September 30, 2017:

	Payment due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$38,929	$2,775	$9,876	$9,167	$17,111
Interchange funding agreement (1)	8,800	8,800	—	—	—
Water purchase agreement (2)	37,523	1,194	2,506	2,672	31,151
Settlement Note	5,000	5,000	—	—	—
Newhall Ranch settlement	53,580	17,090	21,490	9,000	6,000
Related party EB-5 loan reimbursements (3)	112,858	4,211	91,128	17,519	—
Total	$256,690	$39,070	$125,000	$38,358	$54,262

(1) In January 2012, we entered into an agreement with Los Angeles County pursuant to which we agreed to finance construction costs of an interchange project that Los Angeles County is administering. The interchange project is a critical infrastructure project that will benefit Newhall Ranch. Under the agreement, we have committed to pay the remainder of the actual construction costs, up to $8.8 million, expected to be paid within twelve months of September 30, 2017.
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
Other Contractual Obligations
The following contractual obligation payments are not included in the table above due to the contingent nature and timing of the payment obligations. Unless otherwise stated, all of the below contractual obligation payments are as of September 30, 2017.
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
We are committed under various letters of credit ("LOCs") to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $2.2 million and $13.8 million at September 30, 2017 and December 31, 2016, respectively. At each of September 30, 2017 and December 31, 2016, we had $2.2 million in restricted cash and certificates of deposit securing certain of our LOCs.
As required by the disposition and development agreements (the "DDAs") between the San Francisco Venture and the San Francisco Agency, the San Francisco Venture has given two guarantees to the San Francisco Agency, limited to a maximum of $5.5 million per guaranty. In connection with the Separation Transaction, Lennar has agreed to replace one of the guarantees provided by the San Francisco Venture to the San Francisco Agency and to indemnify the San Francisco Venture for any losses incurred with respect to such guaranty. Pursuant to the DDAs, the San Francisco Venture also provided the San Francisco Agency with a guaranty of infrastructure obligations with a maximum obligation of $21.4 million in April 2014, and an additional guaranty of infrastructure obligations was made with a maximum obligation of $8.1 million in March 2016. The Company provided the San Francisco Agency with a guaranty related to construction of certain park and open space obligations with a maximum obligation of $83.7 million in June 2017 and an additional guaranty of infrastructure obligations with a maximum obligation of $79.1 million in September 2017. As a result of giving these guarantees, the Company was able to reduce its outstanding performance and completion bonds by the $79.1 million during the three months ended September 30, 2017.

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
We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue, the complexity of estimates when utilizing the percentage-of-completion method and the significant degree of judgment in evaluating recognition criteria. As further discussed in Note 2 of our condensed consolidated financial statements included under Part I, Item 1 of this report, the Financial Accounting Standards Board issued new guidance for revenue recognition that which we will adopt on January 1, 2018. The new guidance may result in management applying more judgment in identifying performance obligations, estimating the amount of variable consideration and in determining the timing of recognizing revenue. We will also be required to provide more robust disclosure on the nature of our transactions, the economic substance of the arrangements and the judgments involved. We continue to evaluate the new standard and are currently designing and updating our accounting and financial reporting policies in advance of the implementation date.
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

We evaluate the recoverability of our investments in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, we estimate the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "temporary" or "other-than-temporary." In making this assessment, management considers (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity and (3) our intent and ability to retain our interest long enough for a recovery in market value. If management concludes that the impairment is "other-than-temporary," we reduce the investment to its estimated fair value.
We believe that the accounting related to investments in unconsolidated entities is a critical accounting policy because (1) the impact of our share in our significant equity method investees is material to our financial statements and (2) we make significant estimates on the fair value of the investment to determine its recoverability.

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
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of September 30, 2017.
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
As of September 30, 2017, we had outstanding consolidated indebtedness of $69.8 million, $65.1 million of which bears interest based on floating interest rates. If the relevant rates used to determine the interest rates on this floating rate indebtedness were to increase (or decrease) by 100 basis points, the interest expense would increase (or decrease) by approximately $0.7 million annually.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer (the "Certifying Officers"), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2017.
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
At our projects, we are engaged in extensive construction activity to develop each community’s infrastructure, including grading and installing roads, sidewalks, gutters, utility improvements (such as storm drains, water, gas, sewer, power and communications), landscaping and shared amenities (such as community buildings, neighborhood parks, trails and open spaces) and other actions necessary to prepare each residential and commercial lot for construction. In addition, although we primarily rely on homebuilders to purchase homesites at our communities and construct homes, we may in the future construct a portion of the homes ourselves. For commercial or multi-family properties that we retain or acquire in the future, we may also construct the buildings ourselves. Our development and construction activities entail risks that could adversely impact our financial condition and results of operations, including:

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
In addition, at The San Francisco Shipyard, certain parcels of land will not be conveyed to the San Francisco Venture until the U.S. Navy satisfactorily completes its finding of suitability to transfer process. In the event that the U.S. Navy takes longer than expected to complete its finding of suitability to transfer process, we may be forced to delay development of portions of The San Francisco Shipyard until such parcels are conveyed. Allegations that a contractor hired by the U.S. Navy misrepresented its sampling work at The San Francisco Shipyard has resulted in data reevaluation and governmental investigations, which could delay or impede the scheduled transfer of these parcels, which could in turn delay or impede our future development of such parcels.
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
In November 2015, the Supreme Court of California issued a ruling under the California Environmental Quality Act ("CEQA") and other state statutes, which required the California Department of Fish and Wildlife ("CDFW") to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the Environmental Impact Report ("EIR") for Newhall Ranch. In June 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits. The ruling also required Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. Although the Los Angeles County Board of Supervisors certified the final additional environmental analysis, in combination with the 2011 EIR, and reapproved the Landmark Village and Mission Village development areas within Newhall Ranch along with related project approvals and permits in July 2017, the Supreme Court's ruling resulted in the need to reassess certain elements of the project’s potential impacts and to modify certain aspects (such as specific mitigation measures and project design features) related to the development plan for Newhall Ranch, which increased our costs. In addition, the ruling has resulted in delays in construction and could result in further delays beyond those currently anticipated or in changes in the sequencing of our communities. Furthermore, the Non-Settling Petitioners have filed objections to CDFW’s June 2017 reapproval actions and have filed a new challenge to Los Angeles County’s July 2017 reapproval actions.
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
Certain of our environmental permits and approvals have been challenged by third parties, such as environmental groups, and are currently the subject of ongoing legal proceedings. For example, in November 2015, the Supreme Court of California issued a ruling addressing three issues related to the EIR portion of the Newhall Ranch Environmental Impact Statement/EIR that was prepared by CDFW. A separate challenge to the Corps’ issuance of a permit for the Newhall Ranch community is currently pending in federal court before the Ninth Circuit Court of Appeals. Future environmental permits and approvals that we will need to obtain for development areas within our communities may be similarly challenged.
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
We may from time to time be subject to various claims and routine litigation arising in the ordinary course of business. Among other things, we are, and are likely to continue to be, affected by litigation against governmental agencies related to environmental and similar approvals that we receive or seek to obtain. For example, in November 2015, the Supreme Court of California issued a ruling under CEQA and other state statutes, which required CDFW to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the EIR for Newhall Ranch. In June 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits. The ruling also required Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. Although the Los Angeles County Board of Supervisors certified the final additional environmental analysis, in combination with the 2011 EIR, and reapproved the Landmark Village and Mission Village development areas within Newhall Ranch along with related project approvals and permits in July 2017, the need to comply with the ruling forced us to delay, and increased the cost of, the Newhall Ranch community. In addition, the Non-Settling Petitioners have filed objections to CDFW’s June 2017 reapproval actions and have filed a new challenge to Los Angeles County’s July 2017 reapproval actions.
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
Certain of our environmental permits and approvals for our planned development at Newhall Ranch have been challenged by environmental groups on the basis of how government agencies measure anticipated greenhouse gas emissions from our future development. In November 2015, the Supreme Court of California issued a ruling under CEQA and other state statutes, which required CDFW to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the EIR for Newhall Ranch. In June 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits. The ruling also required Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. Although the Los Angeles County Board of Supervisors certified the final additional environmental analysis, in combination with the 2011 EIR, and reapproved the Landmark Village and Mission Village development areas within Newhall Ranch along with related project approvals and permits in July 2017, the Supreme Court's ruling resulted in the need to reassess certain elements of the project’s potential impacts and to modify certain aspects (such as specific mitigation measures and project design features) related to the development plan for Newhall Ranch, which increased our costs. In addition, the ruling has resulted in delays in construction and could result in further delays beyond those currently anticipated or in changes in the sequencing of our communities. Furthermore, the Non-Settling Petitioners have filed objections to CDFW’s June 2017 reapproval actions and have filed a new challenge to Los Angeles County’s July 2017 reapproval actions.

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
We are a holding company and our only investment is our interest in the Operating Company. The Operating Company conducts all of our operations and owns all of our assets. As a result, our cash flow depends upon the cash flow of the Operating Company and its ability to provide funds to us in the form of distributions, loans or otherwise. The distributions that we receive from the Operating Company are based on our ownership interest in it, which was 58.6%, as of October 31, 2017. The Operating Company is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to the Operating Company’s members, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of the Operating Company. Under the terms of the amended and restated operating agreement for the Operating Company, the Operating Company is obligated to make tax distributions to its members, including us, subject to the restrictions described below. These tax distributions generally will be made on a pro rata basis. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the tax receivable agreement ("TRA"), which we expect could be significant.

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
As an equity investor in the Operating Company and, indirectly, in our other subsidiaries and the Great Park Venture and the Gateway Commercial Venture, our right (and, therefore, the rights of our shareholders) to receive assets upon the liquidation or reorganization of the Operating Company and its subsidiaries, or the Great Park Venture or the Gateway Commercial Venture, will be structurally subordinated to the claims of their creditors. Even if we are recognized as a creditor of the Operating Company, our claims may still be subordinated to any security interest in or other lien on its assets and any debt or other obligations. Therefore, in the event of our bankruptcy, liquidation or reorganization, our consolidated assets will be available to satisfy the claims of our shareholders only after all of our liabilities and the liabilities of the Operating Company have been paid in full.
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
As of October 31, 2017, Lennar owned Class A common shares and Class B common shares representing approximately 40% of our outstanding voting interests. Three of our directors are also senior officers of Lennar. Lennar is one of the nation’s largest homebuilders and has in the past purchased properties from us. On October 6, 2015, the Great Park Venture completed the sale of Development Area 7 within Great Park Neighborhoods to a joint venture, in which Lennar owns a 50% interest, for $480 million (less an $8 million credit), of which $160 million was paid (or credited) at the closing and the remainder was paid on December 5, 2016. In the future, we expect that we will sell additional properties to Lennar. Transactions between Lennar and us must be approved by our conflicts committee. Transactions between the Great Park Venture and Lennar must be approved by a majority of the members of the Great Park Venture (excluding us). Nonetheless, Lennar’s relationship with us could give it an advantage in bidding for properties that we own.

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
Lennar and Castlelake and their respective affiliates control approximately 57% of the voting power of our outstanding common shares and, as a result, are able to exercise significant influence over all matters requiring shareholder approval.
Holders of our Class A common shares and our Class B common shares vote together as a single class on all matters (including the election of directors) submitted to a vote of shareholders, with a share of each class entitling the holder to one vote. As of October 31, 2017, Lennar and Castlelake and their respective affiliates beneficially owned, in the aggregate, Class A common shares and Class B common shares representing approximately 40% and 17%, respectively, of the voting power of our outstanding common shares. As a result, if these shareholders act together (which they have not agreed to do), they and their affiliates are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control of us. These transactions may include those that other shareholders deem to be in their best interests and in which those other shareholders might otherwise receive a premium for their shares over their current prices.
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
Due to the various factors that will affect the amount and timing of the tax benefits we will receive, it is not possible to determine the exact amount of payments that will be made under the TRA. If the TRA had been terminated on October 31, 2017, we estimate that the termination payment would have been approximately $176.7 million, assuming no material changes to the relevant tax law, that the aggregate value of our properties is equal to the value implied by such per share price and that LIBOR is 1.85%. However, this is merely an estimate, and the actual payments made under the TRA in the event that it is terminated or otherwise could differ materially.

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
As a public company with our Class A common shares listed on the New York Stock Exchange (the "NYSE"), we are subject to laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), related regulations of the SEC and requirements of the NYSE. The Exchange Act requires, among other things, that we file annual, quarterly and current reports and proxy statements with respect to our business and financial condition. The

Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.
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
These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources and may cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function and hire additional legal, accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to operate successfully as a public company could have a material adverse effect on our financial condition and results of operations.
If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our investors could lose confidence in our financial results, which could materially and adversely affect us.
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
Through a wholly owned subsidiary of the Operating Company, we own a 75% interest in the Gateway Commercial Venture, the joint venture that acquired the Five Point Gateway Campus, and serve as its manager. However, the manager's authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by us and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. These approval rights could prevent actions at the Gateway Commercial Venture that would otherwise be in our best interests.
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

In August 2017, the Gateway Commercial Venture, in which we own a 75% interest, borrowed approximately $339 million to fund the purchase price for the Five Point Gateway Campus and the cost of future tenant improvements, leasing expenditures and certain capital expenditures at the Five Point Gateway Campus. The risks described above with respect to leverage are applicable to the Gateway Commercial Venture's borrowings. In addition, we have provided guaranties of the Gateway Commercial Venture's indebtedness that obligate us to (i) pay losses of the lender arising out of or in connection with fraud, intentional misrepresentation, gross negligence, willful misconduct, illegal acts and other customary “bad act” recourse exceptions by the Gateway Commercial Venture or its affiliates, and (ii) repay the indebtedness of the Gateway Commercial Venture upon the occurrence of certain bankruptcy or insolvency events, or other customary “bad act” recourse exceptions, involving the Gateway Commercial Venture or its affiliates.

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
As of October 31, 2017, we had outstanding 62,314,850 Class A common shares. In addition, 81,487,872 Class A common shares are reserved for issuance upon exchange of Class A units of the Operating Company (including 37,479,205 Class A units of the Operating Company issuable upon exchange of Class A units of the San Francisco Venture) and conversion of our Class B common shares, and 5,697,244 Class A common shares are available for future issuance under the Incentive Award Plan (including 1,762,803 Class A common shares that may be issued in settlement of outstanding RSUs).
We and our executive officers, directors and certain of our existing shareholders were subject to lock-up agreements with the underwriters of our initial public offering in which we and they agreed, among other things, not to sell or agree to sell any Class A common shares, or any securities convertible into, or exercisable or exchangeable for, Class A common shares, until November 5, 2017. Such lock-up agreements have expired resulting in an additional 27,440,975 Class A common shares becoming available for sale in the public market subject to the volume and manner of sale provisions of Rule 144 under the Securities Act.
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
Beginning November 10, 2017, and ending February 10, 2018, certain holders of our Class A common shares, Class A units of the Operating Company or Class A units of the San Francisco Venture will have the right, subject to some conditions, to require us to file registration statements covering their sale of Class A common shares (including Class A common shares issued in exchange for Class A units of the Operating Company or Class A units of the San Francisco Venture) or to require that we register and sell, on our own behalf, Class A common shares, the proceeds of which will be used to purchase from such holders their Class A units of the Operating Company or Class A units of the San Francisco Venture. We also will register Class A common shares that we may issue under our employee equity incentive plans. Once we register these shares, they will be able to be sold freely in the public market upon issuance subject to certain vesting provisions and Rule 144 volume limitations applicable to our affiliates.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None

ITEM 3.     Defaults Upon Senior Securities
None
ITEM 4.    Mine Safety Disclosures
None
ITEM 5.     Other Information
On November 8, 2017, the Operating Company entered into an amendment to the Revolving Credit Facility to, among other things, increase the aggregate commitments to $125 million and extend the maturity date to April 18, 2020, with one option for the Operating Company to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders.
The foregoing description of the amendment is qualified in its entirety by reference to the full text of such amendment, a copy of which is filed herewith as Exhibit 10.5 and incorporated herein by reference.
ITEM 6.     Exhibits

Exhibit	Exhibit Description

10.1
Limited Liability Company Agreement of Five Point Office Venture Holdings I, LLC, dated as of August 4, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2017)

10.2
Guaranty Agreement, executed as of August 10, 2017, by Five Point Holdings, LLC for the benefit of SPT CA Funding 2, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 10, 2017)

10.3
Mezzanine Guaranty Agreement, executed as of August 10, 2017, by Five Point Holdings, LLC for the benefit of SPT CA Funding 2, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 10, 2017)

10.4	Limited Partnership Agreement of Five Point Operating Company, LP, dated as of October 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 2, 2017)

10.5
First Amendment to Credit Agreement, dated as of November 8, 2017, by and among Five Point Operating Company, LP, ZB, N.A., dba California Bank & Trust, Comerica Bank, N.A., JPMorgan Chase Bank, N.A., and Citibank, N.A.

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

Date: November 13, 2017