Form 10-K
period 2017-12-31
Five Point Holdings, LLC
filed 2018-03-30
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38088
Five Point Holdings, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-0599397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 Enterprise, Suite 300 Aliso Viejo, California (Address of Principal Executive Offices)	92656 (Zip code)
(949) 349-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Class A common shares	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2017, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was approximately $737.5 million.
As of March 23, 2018, 64,268,041 Class A common shares and 81,418,003 Class B common shares were outstanding.

FIVE POINT HOLDINGS, LLC

FORM 10-K

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
We caution you that any forward-looking statements presented in this report are based on our current views and information currently available to us. Forward-looking statements are subject to risks, trends, uncertainties and factors that are beyond our control. We believe these risks and uncertainties include, but are not limited to, the following:

•	risks associated with the real estate industry;

•	downturns in economic conditions or demographic changes at the national, regional or local levels, particularly in the areas where our properties are located;

•	uncertainty and risks related to zoning and land use laws and regulations, including environmental planning and protection laws;

•	risks associated with development and construction projects;

•	adverse developments in the economic, political, competitive or regulatory climate of California;

•	loss of key personnel;

•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;

•	fluctuations in interest rates;

•	the availability of cash for distribution and debt service and exposure to risk of default under debt obligations;

•	exposure to liability relating to environmental and health and safety matters;

•	exposure to litigation or other claims;

•	insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;

•	intense competition in the real estate market and our ability to sell properties at desirable prices;

•	fluctuations in real estate values;

•	changes in property taxes;

•	risks associated with our trademarks, trade names and service marks;

•	risks associated with our joint venture with Macerich;

•	conflicts of interest with our directors;

•	general volatility of the capital and credit markets and the price of our Class A common shares; and

•	risks associated with public or private financing or the unavailability thereof.
Please see the “Risk Factors” under Part I, Item 1A of this report for a more detailed discussion of these and other risks.
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

DEFINITIONS
In this report:

•	“acquired entities” refers, collectively, to the San Francisco Venture, the Great Park Venture and the management company, entities in which we acquired interests in the formation transactions;

•	“acres” refers to gross acres, which includes unsaleable land, such as land on which major roads will be constructed, public parks, water quality basins, school sites and open space;

•	“Castlelake” refers to Castlelake, L.P.;

•	“company,” “our company,” “us,” “we,” and “our” refer to Five Point Holdings, LLC, together with its consolidated subsidiaries;

•
“EB-5” refers to the Immigrant Investor Program under which employment-based visas are set aside for participants who invest in commercial enterprises associated with regional centers approved by the United States Citizenship and Immigration Services based on proposals for promoting economic growth;

•
“Five Point Gateway Campus” refers to approximately 73 acres of commercial land in the Great Park Neighborhoods, on which four buildings have been newly constructed with an aggregate of one million square feet of research and development and office space;

•
“formation transactions” refers to the transactions effected on May 2, 2016, in which, among other things, (1) we acquired an interest in, and became the managing member of, the San Francisco Venture, (2) the limited liability company agreement of the San Francisco Venture was amended and restated to provide for the possible future exchange of the remaining interests in the San Francisco Venture for interests in our operating company, (3) we acquired a 37.5% percentage interest in the Great Park Venture, and became the administrative member of the Great Park Venture, and (4) we acquired the management company. See “Item 1. Business—Structure and Formation of Our Company”;

•	“FP LP” refers to Five Point Communities, LP, a Delaware limited partnership;

•
“FP LP Class B partnership interests” or “Class B partnership interests in FP LP” refer to partnership interests in FP LP owned by Mr. Haddad, Lennar and FPC-HF that are entitled to receive distributions equal to the amount of any incentive compensation payments under the amended and restated development management agreement that are attributable to payments on legacy interests in the Great Park Venture.

•	“FP Inc.” refers to Five Point Communities Management, Inc., a Delaware corporation, which is the general partner of, and owns a 0.5% Class A limited partnership interest in, FP LP;

•
“FPC-HF” refers to FPC-HF Venture I, LLC, a Delaware limited liability company, which is owned, directly or indirectly, by an affiliate of Castlelake, an affiliate of Lennar, Mr. Haddad and certain employees of the management company;

•	“FPL” refers to our subsidiary, Five Point Land, LLC, a Delaware limited liability company, which owns Newhall Land & Farming;

•
“fully exchanged basis” assumes (1) the exchange of all outstanding Class A units of the operating company for our Class A common shares on a one-for-one basis, (2) the exchange of all outstanding Class A units of the San Francisco Venture for our Class A common shares on a one-for-one basis and (3) the conversion of all of our outstanding Class B common shares into Class A common shares;

•

•	“Gateway Commercial Venture” refers to Five Point Office Venture Holdings I, LLC, a Delaware limited liability company, which is developing the Five Point Gateway Campus;

•	“GPV Subsidiary” refers to Heritage Fields El Toro, LLC, a Delaware limited liability company, which is a wholly owned indirect subsidiary of the Great Park Venture;

•	“Great Park Venture” refers to Heritage Fields LLC, a Delaware limited liability company, which is developing Great Park Neighborhoods;

•	“homes” includes single-family detached homes, single-family attached homes and apartments for rent;

•	“homesite” refers to a residential lot or a portion thereof on which a home will be built;

•
“legacy interests” refers to membership interests in the Great Park Venture, which are currently held by the entities that owned the Great Park Venture immediately prior to the formation transactions, and entitle them to receive priority distributions from the Great Park Venture in an aggregate amount equal to $565 million ($120 million of which has been paid);

•	“Lennar” refers to Lennar Corporation and its subsidiaries;

•
“Lennar-CL Venture” refers to a joint venture between Lennar and an affiliate of Castlelake, which acquired certain assets, and assumed certain liabilities, from the San Francisco Venture immediately prior to the formation transactions;

•	“management company” refers, collectively, to FP LP and FP Inc., which have historically managed the development of Great Park Neighborhoods and Newhall Ranch;

•	“net acres” refers to acres of saleable land, such as land on which structures, local roads, alleys, sidewalks and parkways may be constructed;

•	“Newhall Land & Farming” refers to The Newhall Land and Farming Company, a California limited partnership, which is developing Newhall Ranch;

•	“operating company” refers to Five Point Operating Company, LP, a Delaware limited partnership;

•
“our communities” refers to the communities that we are developing, including Newhall Ranch in Los Angeles County, The San Francisco Shipyard and Candlestick Point in the City of San Francisco and Great Park Neighborhoods in Orange County, but excluding the Treasure Island community in the City of San Francisco and the Concord community in the San Francisco Bay Area, for which we are providing development management services, but in which we do not own any interest;

•
“percentage interests” refers to membership interests in the Great Park Venture that entitle the holders to receive all distributions from the Great Park Venture after priority distributions have been paid to the holders of the legacy interests in the Great Park Venture;

•	“San Francisco Agency” refers to the Office of Community Investment and Infrastructure, the successor to the Redevelopment Agency of the City and County of San Francisco;

•	“San Francisco Venture” refers to The Shipyard Communities, LLC, a Delaware limited liability company, which is developing The San Francisco Shipyard and Candlestick Point; and

•
“San Francisco Venture transactions” refers to the transactions effected on May 2, 2016, in which the San Francisco Venture agreed to transfer certain assets and liabilities to the Lennar-CL Venture. See “Item 1. Business—Our Communities—The San Francisco Shipyard and Candlestick Point.”

PART I

ITEM 1.    Business

We are an owner and developer of mixed-use, master-planned communities in California. Our three existing communities have the general plan and zoning approvals necessary for the construction of thousands of homesites and millions of square feet of commercial space, and they represent a significant portion of the real estate available for development in three major markets in California—Los Angeles County, San Francisco County and Orange County.

Structure and Formation of Our Company

In 2009, our company was formed as a limited liability company (under the name “Newhall Holding Company, LLC”) to acquire ownership of Newhall Land & Farming Company. Our management company was originally formed in 2009 as a joint venture between our Chairman and Chief Executive Officer, Emile Haddad, and Lennar Corporation to manage the properties owned by Newhall Land & Farming Company and to pursue similar development opportunities. Our management team was an integral part of the team in charge of developing and implementing land strategies on the west coast for Lennar prior to the formation of our management company. Key members of our management team have led the acquisition, entitlement, planning and development of all three of our communities since their inception. Our management team also has long-standing relationships with our principal equityholders, including Lennar.

In May 2016, we completed the formation transactions to combine the management company with ownership of our three California communities. In the formation transactions, among other things:

•	we acquired an interest in, and became the managing member of, the San Francisco Venture;

•	we acquired a 37.5% percentage interest in the Great Park Venture, and we became the administrative member of the Great Park Venture; and

•	we acquired the management company, which has historically managed the development of Great Park Neighborhoods and Newhall Ranch.

In August 2017, we acquired a 75% interest in the Gateway Commercial Venture, the entity that owns the Five Point Gateway Campus.

The diagram below presents a simplified depiction of our current organizational structure.

Five Point Holdings, LLC
Limited Partner
Managing
General Partner
Five Point Opco GP, LLC
Five Point Operating Company, LP
(operating company)
(1)
Manager
Administrative
Member
37.5%
Manager
75%
San Francisco Venture
(2)
FPL and Newhall Subsidiaries
(3)
Great Park Venture
(4)
Gateway Commercial Venture
(5)
The San Francisco
Shipyard and
Candlestick Point
Newhall Ranch
Great Park
Neighborhoods
Five Point
Gateway Campus

(1) Through a wholly owned subsidiary, we serve as sole managing general partner of the operating company and, as of December 31, 2017, Five Point owned approximately 58.6% of the outstanding Class A units of the operating company. We conduct all of our businesses in or through the operating company, which owns, directly or indirectly, equity interests in, and controls the management of, Newhall Land & Farming, the San Francisco Venture and the management company. Class A units of the operating company can be exchanged, on a one-for-one basis, into our Class A common shares, subject to certain holding periods. Based on the closing price of our Class A common shares on March 23, 2018, our market capitalization on a fully exchanged basis was approximately $2.1 billion.
(2) The operating company owns all of the outstanding Class B units of the San Francisco Venture. The Class A units of the San Francisco Venture, which the operating company does not own, are intended to be substantially economically equivalent to Class A units of the operating company. As the holder of all outstanding Class B units, the operating company is entitled to receive 99% of available cash from the San Francisco Venture after the holders of Class A units have received distributions equivalent to the distributions, if any, paid on Class A units of the operating company. Class A units of the San Francisco Venture can be exchanged, on a one-for-one basis, into Class A units of the operating company.
(3) We hold our interest in FPL directly and indirectly through the operating company and the management company.
(4) Through a wholly owned subsidiary, the operating company owns a 37.5% percentage interest in the Great Park Venture. However, holders of legacy interests in the Great Park Venture are entitled to receive priority distributions in an amount equal to $565.0 million, of which $120.0 million has been distributed as of December 31, 2017. We are the administrative member of the Great Park Venture. Management of the venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. We have two votes, and the other three voting members each have one vote, so we are unable to approve any major decision without the consent or approval of at least two of the other voting members. We do not include the Great Park Venture as a consolidated subsidiary in our consolidated financial statements.
(5) Through a wholly owned subsidiary, the operating company owns a 75% interest in the Gateway Commercial Venture and serves as its manager. However, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by us and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. We do not include the Gateway Commercial Venture as a consolidated subsidiary in our consolidated financial statements.

Tax Classification

We have elected to be treated as a corporation for U.S. federal income tax purposes. As a result, an owner of our shares will not report our items of income, gain, loss and deduction on its U.S. federal income tax return, nor will an owner of our shares receive a Schedule K-1. Our shareholders also will not be subject to state income tax filings in the various states in which we conduct operations as a result of owning our shares. Distributions on our shares will be treated as dividends on corporate stock for U.S. federal income tax purposes to the extent of our current and accumulated earnings and profits and will be reported on Form 1099, to the extent applicable.

Our Competitive Strengths
We believe the following strengths will provide us with a competitive advantage in implementing our business strategy:

•	Attractive locations in desirable and supply constrained California coastal markets

•	Significant scale with favorable zoning and entitlements

•	Experienced and proven leadership

•	Expertise in partnering with governmental entities

•	Significant discretion in timing and amount of land development expenditures

•	Flexible capital structure with a conservative operating philosophy
Overview of Business Segments
Our four reportable segments are Newhall, San Francisco, Great Park and Commercial:

•
Our Newhall segment includes operating results for the Newhall Ranch community, as well as results attributable to other land historically owned by FPL, including 16,000 acres in Ventura County, The Tournament Players Club at Valencia Golf Course (which was sold in January 2018), and approximately 500 acres of remnant commercial, residential and open space land in Los Angeles County and until October 2017, approximately 24 acres of land in Sacramento, California.

•
Our San Francisco segment includes operating results for The San Francisco Shipyard and Candlestick Point community, as well as results attributable to the development management services that we provide to Lennar with respect to the Treasure Island community in the City of San Francisco and the Concord community in the San Francisco Bay Area.

•	Our Great Park segment includes operating results for the Great Park Neighborhoods community and development management services provided by the management company for the Great Park Venture.

•	Our Commercial segment includes the operating results of the Five Point Gateway Campus and property management services provided by the management company for the Five Point Gateway Campus.
For financial results and operating performance of our reportable segments, review Note 15 of our consolidated financial statements included under Part II, Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this report.

Our Business

We are primarily engaged in the business of planning and developing our three mixed-use, master-planned communities, and our principal source of revenue is the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers. We may also retain a portion of the commercial and multi-family properties in our communities as income-producing assets.

Our planning and development process involves the following components:

Master planning.    We design all aspects of our communities, creating highly desirable places to live, work, shop and enjoy an active lifestyle. Our designs include a wide range of amenities, such as high quality schools, parks and recreational areas, entertainment venues and walking and biking trails. Each community is comprised of several villages or neighborhoods, each of which offers a range of housing types, sizes and prices. In addition to the master land planning we undertake for each community, we typically create the floorplans and elevations for each home, as well as the landscape design for each neighborhood, considering each neighborhood’s individual character within the context of the overall plan for the community. For the commercial aspects of our communities, we look for commercial enterprises that will best add value to the community by providing needed services, additional amenities or local jobs. In designing the overall program at each community, we consider the appropriate balance of housing and employment opportunities, access to transportation, resource conservation and enhanced public open spaces and wildlife habitats. We continually evaluate our plans for each community, and make adjustments that we deem appropriate based on changes in local economic factors and other market dynamics.

Entitlements.    We typically obtain all discretionary entitlements and approvals necessary to develop the infrastructure within our communities and prepare our residential and commercial lots for construction. We also typically obtain all discretionary entitlements and approvals that the homebuilder or commercial builder will need to build homes or commercial buildings on our lots, although we may from time to time allocate responsibility for obtaining certain discretionary entitlements to a homebuilder or commercial builder. Although we have general plan and zoning approvals for our communities, individual development areas within our communities are at various stages of planning and development and have received different levels of discretionary entitlements and approvals. For additional information, see “—Our Communities” below.

Horizontal development (infrastructure).    We refer to the process of preparing the land for construction of homes or commercial buildings as “horizontal development.” This involves significant investments in a community’s infrastructure and common improvements, including grading and installing roads, sidewalks, gutters, utility improvements (such as storm drains, water, gas, sewer, power and communications), landscaping and shared amenities (such as community buildings, neighborhood parks, trails and open spaces) and other actions necessary to prepare residential and commercial lots for vertical development.

Land sales.    After horizontal development for a given phase or parcel is completed, graded lots are typically sold to homebuilders, commercial builders or commercial buyers. We typically sell homesites to a diverse group of high-quality homebuilders in a competitive process, although in some cases we may negotiate directly with a single homebuilder. In addition to the base purchase price, our residential land sales typically involve participation provisions that allow us to share in the profits realized by the homebuilders. We sell commercial lots to developers through a competitive process or negotiate directly with the buyer. We also regularly assess our development plan and may retain a portion of the commercial and multi-family properties within our communities as income-producing assets.

Vertical development (construction).    We refer to the process of building structures (buildings or houses) and preparing them for occupancy as “vertical development.” Single-family residences in our communities are built by third-party homebuilders. Commercial buildings in our communities are usually built by a third-party developer or the buyer. For commercial or multi-family properties that we retain, we may construct the building ourselves or enter into a joint venture with an established developer to construct a particular property (such as a retail development).

Community programming.    Our community building efforts go beyond development and construction. We offer numerous community events, including music, food and art festivals, outdoor movies, educational programs, health and wellness programs, gardening lessons, cooking lessons, food truck events, bike tours and various holiday festivities. For example, at Great Park Neighborhoods, we held a pumpkin carving event that set an official Guinness World Record for the longest line of carved pumpkins. We plan and program all of our events with a goal of building a community that transcends the physical features of our development and connects neighbors through their interests. We believe community building efforts create loyal residents that can become repeat customers within our multi-generational communities.

Sequencing.    In order to balance the timing of our revenues and expenditures, we typically sequence the development of individual neighborhoods or villages within our communities. As a result, many of the master planning, entitlement, development, sales and other activities described above may occur at the same time in different locations within a single community. Further, depending on the specific plans for each community and market conditions, we may vary the timing of certain of these phases. Throughout this process, we continually analyze each community relative to its market to determine which portions to sell, which portions to build and then sell, and which portions to retain as part of our portfolio of commercial and multi-family properties.

Our Communities

Newhall Ranch

Newhall Ranch is a mixed-use, master-planned community in Los Angeles County that spans approximately 15,000 acres and is designed to include approximately 21,500 homesites, approximately 11.5 million square feet of commercial space, approximately 50 miles of trails, approximately 275 acres of community parks and approximately 10,000 acres of protected open space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The land at Newhall Ranch is not subject to any material liens or encumbrances.
Newhall Ranch is located in an unincorporated portion of Los Angeles County along the Santa Clara River in the western portion of the Santa Clarita Valley. The property is located approximately 35 miles northwest of downtown Los Angeles, 15 miles north of the San Fernando Valley and is adjacent to the City of Santa Clarita. Newhall Ranch is adjacent to Interstate 5 and State Highway 126. Newhall Ranch is also approximately 45 miles north of the Los Angeles International Airport (LAX) and 21 miles northwest of the Bob Hope Airport (BUR) in Burbank.

The County of Los Angeles has approved the general plan and zoning for Newhall Ranch. The Newhall Ranch Specific Plan and Los Angeles County’s One Valley One Vision Area Plan divide Newhall Ranch into zones for purposes of regulating the number and types of buildings and their uses. Additionally, we have vesting tentative tract maps for two development areas within Newhall Ranch - Mission Village and Landmark Village. We commenced development activities for our first development area, Mission Village, in October 2017. Mission Village is approved to include 4,055 homesites, including a mix of single-family detached homes, single-family attached homes, age qualified homes, apartments and for rent affordable units, and approximately 1.6 million square feet of commercial development.
The San Francisco Shipyard and Candlestick Point

The San Francisco Shipyard and Candlestick Point, located on approximately 800 acres of bayfront property in the City of San Francisco, is designed to include approximately 12,000 homesites, approximately 4.1 million square feet of commercial space, approximately 100,000 square feet of community space, artist studios and approximately 355 acres of parks and open space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The land owned by us at The San Francisco Shipyard and Candlestick Point is not subject to any material liens or encumbrances.

The San Francisco Shipyard and Candlestick Point is located almost equidistant between downtown San Francisco and the San Francisco International Airport (SFO). It consists of two distinct, but contiguous, parcels of real estate. The San Francisco Shipyard, the northern parcel, consists of approximately 495 acres on the former site of the Hunters Point Navy Shipyard. Candlestick Point, the southern parcel, consists of approximately 280 acres on San Francisco’s waterfront. This nationally recognized site was the location of Candlestick Park stadium, former home of the San Francisco 49ers and the San Francisco Giants.

The City and County of San Francisco have approved the general plan and zoning for The San Francisco Shipyard and Candlestick Point. Final tract maps have been approved for two development areas—Hilltop and Hillside (see additional discussion below). We have vesting tentative tract maps for the remaining development areas within Candlestick Point and we commenced development activities there in 2015. We do not yet have vesting tentative tract maps for The San Francisco Shipyard or final maps for any of the remaining development areas.

On May 2, 2016, the San Francisco Venture transferred to the Lennar-CL Venture land within The San Francisco Shipyard known as the Phase 1 Land, which includes the Hilltop and Hillside development areas, as well as all responsibility for current and future residential construction on the Phase 1 Land. We are not entitled to any of the proceeds from future sales of homes on the Phase 1 Land (although we will receive a marketing fee for each home sold). As of December 31, 2017, 246 homes (including 28 affordable homes) had been sold at Hilltop. Development activities at Hillside commenced in 2016. The San Francisco Venture also sold to the Lennar-CL Venture a portion of Candlestick Point consisting of three development blocks on which the Lennar-CL Venture is permitted to construct up to 390 homes.

At The San Francisco Shipyard, approximately 408 acres are still owned by the U.S. Navy and will not be conveyed to us until the U.S. Navy satisfactorily completes its finding of suitability to transfer, or “FOST,” process. Based on our discussions with the U.S. Navy, we had previously expected the U.S. Navy to deliver this property in phases between 2019 and 2022. However, allegations that a contractor hired by the U.S. Navy misrepresented its sampling results at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, and a determination by the U.S. Navy to undertake additional sampling. These activities could slow the remaining land transfers from the U.S. Navy, which could in turn delay or impede our future development of such parcels. Our development plans were designed with the flexibility to adjust for potential land transfer delays, and we have the ability to shift the phasing of our development activities to account for potential delays caused by U.S. Navy retesting. For additional information about the finding of suitability to transfer process, see “—Regulation—FOST Process.”

In November 2014, the San Francisco Venture formed a joint venture (the “Mall Venture”) with an affiliate of The Macerich Company to construct an urban retail outlet shopping district at Candlestick Point. As part of the formation transactions, the Lennar-CL Venture acquired the entity that owns an interest in the Mall Venture, but we have the right to acquire that entity when the mall is completed. Construction of the urban retail outlet shopping district at Candlestick Point commenced in 2015 with the demolition of the Candlestick Park stadium and other infrastructure work. In light of the rapidly evolving retail landscape, subsequent to December 31, 2017 we have been evaluating, together with the members of the Mall Venture, the viability of an urban retail outlet at Candlestick Point and have been exploring potential alternative configurations for the site.

Great Park Neighborhoods

Great Park Neighborhoods, located in Irvine, California, is an approximately 2,100 acre mixed-use, master-planned community that is being developed on the former site of the U.S. Marine Corp’s El Toro Air base (“El Toro Base”) in Orange County. Great Park Neighborhoods is designed to include approximately 9,500 homesites (including up to 1,056 affordable homesites), approximately 4.9 million square feet of commercial space, approximately 61 acres of parks and approximately 138 acres of trails and open space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The land at Great Park Neighborhoods is not subject to any material liens or encumbrances.

Great Park Neighborhoods is approximately seven miles from the Pacific Ocean, approximately nine miles from the University of California, Irvine (UCI) and approximately 17 miles from Disneyland. It is adjacent to the Orange County Great Park, a metropolitan public park that will be nearly twice the size of New York’s Central Park upon completion. Great Park Neighborhoods is close to Interstate 5, Interstate 405, State Route 133 and John Wayne Airport (SNA) in Orange County.

The City of Irvine has approved the general plan and zoning for Great Park Neighborhoods. We have vesting tentative tract maps for almost all development areas within Great Park Neighborhoods and final maps for many of the development areas. The first homesites were sold in April 2013 and, as of December 31, 2017, the Great Park Venture had sold 4,873 homesites (including 544 affordable homesites) and commercial land allowing for development of up to 2 million square feet of commercial (research and development) space. For additional information about the commercial land sale, see “—Commercial” below.

Commercial

In August 2017, the Gateway Commercial Venture, in which we own a 75% interest, acquired the Five Point Gateway Campus, consisting of approximately 73 acres of commercial land in the Great Park Neighborhoods containing four newly constructed buildings, two of which were leased back to the seller, Broadcom Limited (together with its subsidiaries, “Broadcom”). The Five Point Gateway Campus includes approximately one million square feet consisting of research and development and office space across the four buildings designed to accommodate thousands of employees. Broadcom will remain the largest tenant, leasing approximately 660,000 square feet of research and development space pursuant to a 20-year triple net lease. We and Lennar have entered into separate 130-month full service gross leases to occupy approximately 135,000 aggregate square feet. Concurrent with the acquisition of the Five Point Gateway Campus, the Gateway Commercial Venture sold and transferred back to the Great Park Venture the entitlements to the approximately one million square feet of building area that was not yet constructed before the sale by Broadcom of the Five Point Gateway Campus.

We currently expect to continue to operate our commercial activities within our existing master-planned communities where we believe market rents and absorption statistics justify commercial construction activity and where we can maximize operating efficiencies of performing land development activities and commercial construction activities.

Factors we consider in determining whether or not to proceed with a particular commercial investment include (1) our existing knowledge of the master-planned communities we are currently developing and understanding their respective needs, (2) existing and forecasted demographics, (3) competition, (4) existing entitlements and our ability to change them, (5) compatibility of the physical site with our proposed uses, and (6) environmental considerations, traffic patterns and access to the site.

Other Properties

We own approximately 16,000 acres in Ventura County that are primarily used for agriculture and energy operations. Until January 2018, we also owned The Tournament Players Club at Valencia Golf Course, a private golf club located on 212 acres in Los Angeles County, which was operated by a third party. We also own approximately 500 acres of remnant commercial, residential and open space land in Los Angeles County that is planned to be sold or deeded to third parties over the next five years.

Development Management Services

Through the management company, we receive fees for providing development management services for Great Park Neighborhoods and other ventures in which Lennar is an investor, for providing certain (but not all) development management services for the Lennar-CL Venture in connection with their involvement in real estate activities at The San Francisco Shipyard and Candlestick Point, and for providing property management services to the Gateway Commercial Venture.

Competition

We compete with other residential, retail and commercial property developers in the development of properties in the Northern and Southern California markets. Significant factors that we believe allow us to compete effectively in this business include:

•	the size and scope of our mixed-use, master-planned communities;

•	the recreational and cultural amenities available within our communities;

•	the commercial centers in our communities;

•	our relationships with homebuilders; and

•	the proximity of our communities to major metropolitan areas.

Seasonality
Our business and results of operations are not materially impacted by seasonality.

Regulation

Entitlement Process

Land use and zoning authority is exercised by local municipalities through the adoption of ordinances, regulations or zoning codes to direct the use and development of private property by controlling the use, size, density and location of and access to developments on private land. Such ordinances, regulations or codes typically divide uses of land into two categories—permitted uses and discretionary uses. Permitted uses are presumptively permitted, while discretionary uses are subject to a discretionary approval process, usually involving an application, an environmental review and a public hearing with input from other locally affected property owners and stake holders. In order to grant a discretionary use entitlement, the municipality must find that the use does not negatively impact surrounding properties and may condition such an entitlement with special requirements or limitations unique to each individual case. We typically obtain all discretionary entitlements and approvals necessary to develop the infrastructure within our communities and prepare our residential and commercial lots for construction. We also typically obtain all discretionary entitlements and approvals that the homebuilder or commercial builder will need to build homes or commercial buildings on our lots, although we may from time to time allocate responsibility for obtaining certain discretionary entitlements to a homebuilder or commercial builder.

We have incurred significant costs and expenses over the last 10 to 15 years in order to obtain the primary entitlements (general plan and zoning approvals) for our communities. Once these primary entitlements are obtained, we continue to refine the master plan for each community by planning specific development areas and obtaining the necessary governmental approvals for a development area. Among other things, we typically need to obtain the following approvals for each development area: (1) approval of the subdivision maps (such as vesting tentative tract maps and parcel maps) that allow the land to be divided into separate legal lots for residential, commercial and other improvements; (2) approval of the improvement plans that set forth certain design, engineering and other elements of infrastructure, parks, homes, commercial buildings and other improvements; (3) approval of the final map that allows for the conveyance of individual homesites and commercial lots; and (4) any other discretionary approvals needed to construct, finance, sell, lease or maintain the homes or commercial buildings within a development area.

We may also need to obtain state and federal permits for land development activities in certain development areas, including, for example, permits and approvals issued by state and federal resource agencies authorizing impacts to species covered by endangered species acts or impacts to state and federal waters or wetlands.

Development areas within our communities are at various stages of planning and development and, therefore, have received different levels of discretionary entitlements and approvals. In some cases, development areas have obtained entitlements and approvals allowing homes and commercial buildings to be built and sold, and in other cases development areas require further discretionary entitlements or approvals prior to the commencement of construction. In still other cases, our approvals have been challenged by third parties. For additional information on current legal challenges, see “Item 3. Legal Proceedings.”

Environmental Matters

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate and clean up such contamination and liability for damage to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines or other costs could exceed the value of the property or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Such remaining contamination encountered during our construction and development activities also may require investigation or remediation, and we could incur costs or experience construction delays as a result of such discoveries.

Some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. As a result, some of our properties have been or may be impacted by contamination arising from the releases of such substances. For example, oil and gas wells have formerly operated or are currently operating at Newhall Ranch. In certain cases, prior owners or operators have in the past investigated or remediated, or are currently investigating or remediating, such conditions, but contamination may continue to be present at these sites, and future remedial activities could delay or otherwise impede property development on sites where contamination is present.

In addition, The San Francisco Shipyard and Great Park Neighborhoods properties were formerly operated by the U.S. Navy as defense plants. As a result of these historic operations, portions of these properties have been or currently are listed on the U.S. Environmental Protection Agency’s (“USEPA”) National Priorities List as sites requiring cleanup under federal environmental laws. While investigation and cleanup activities have been substantially completed for Great Park Neighborhoods, significant future work is contemplated over the next few years for certain parcels within The San Francisco Shipyard, and such work could delay or impede future transfer of such parcels for development.

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental values into their decision making processes by considering the environmental impacts of their proposed actions and reasonable alternatives to those actions. To meet NEPA requirements federal agencies prepare a detailed statement known as an Environmental Impact Statement (“EIS”). Additionally, all Department of Defense installations (such as The San Francisco Shipyard and the El Toro Base) selected for closure or realignment pursuant to the Base Closure and Realignment Acts of 1988 or 1990 and being considered for transfer by deed, and where a release or disposal of hazardous substances or petroleum products has occurred, are subject to an environmental review process and may not be transferred until a finding of suitability for transfer (“FOST”) is documented. In addition, our development projects are subject to the California Environmental Quality Act (“CEQA”), which is similar in scope to NEPA, and requires potential environmental impacts of projects subject to discretionary governmental approval to be studied by the California governmental entity approving the proposed projects. Projects with significant expected impacts require an Environmental Impact Report (“EIR”) while more limited projects may be approved based on a Mitigated Negative Declaration. All of our development sites and projects have either been or continue to be investigated, remediated or reviewed (with documented EISs, FOSTs and EIRs, as applicable) in accordance with the above-described and other applicable environmental laws to determine the suitability of their proposed uses and to protect human health and the environment.

New or additional permitting requirements, new interpretations of requirements, changes in our operations or litigation or community objections over the adequacy of conducted reviews and other response and mitigation actions could also trigger the need for either amended or new reviews or actions, which could result in increased costs or delays of, modification of, or denial of rights to conduct, our development programs. For additional information on current legal challenges to our Newhall Ranch development under environmental laws, see “Item 3. Legal Proceedings.”

When we identify conditions that require a response under environmental laws, we endeavor to address identified contamination or mitigate risks associated with such contamination as required (or ensure that such actions are taken by other parties, such as prior owners and operators); however, we cannot assure you that we will not need to take additional action, incur additional costs, or delay or modify our development plans to address these conditions or other environmental conditions that may be discovered in the future. As a result of the foregoing, we could potentially incur material liabilities.

We are also subject to a variety of other local, state, federal and other laws and regulations concerning the environment, including those governing air emissions, wastewater discharges and use and disposal of hazardous or toxic substances. The particular environmental laws that apply to any given property vary according to multiple factors, including the property’s location, its environmental conditions and the present and former uses of the property, as well as adjoining properties. These issues may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict development activity in environmentally sensitive regions or areas. For example, in those cases where wetlands or an endangered or threatened species are impacted by proposed development, environmental rules and regulations can result in the restriction or elimination of development in such identified environmentally sensitive areas.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials (“ACM”), and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (such as liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing ACM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. In addition, soils at The San Francisco Shipyard and Candlestick Point are known to contain naturally occurring asbestos, which must be managed, including through dust management plans. In the past, we have been subject to penalties for failure to monitor asbestos dust during development activities at The San Francisco Shipyard, and, although we endeavor to maintain (and to cause our contractors to maintain) compliance, we could incur such fines or penalties in the future.

FOST Process

The U.S. Navy is implementing its cleanup program at The San Francisco Shipyard pursuant to various federal laws and authorities. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) requires the U.S. Navy to remediate The San Francisco Shipyard in accordance with a federal facilities agreement entered into with the USEPA and the State of California, which sets forth procedures and timeframes for remedial decisions and deliverables. In accordance with the federal facilities agreement, the National Contingency Plan, 40 C.F.R. Part 300 and Department of Defense procedures, the U.S. Navy’s cleanup process involves (1) preparation of a series of reports documenting various investigative and remedial activities and (2) securing approval of those reports from the USEPA and the State of California. The remedial steps and related reports, each of which is subject to review, comment and approval, are as follows:

Preliminary assessment/site inspection.    This is an initial review of the site, including review of historical records and visual inspections. Limited sampling and analysis of soil, surface water and groundwater may also occur.

Remedial investigation.    The remedial investigation involves a closer look into each of the areas of concern identified in the preliminary assessment/site inspection, and involves collecting and analyzing samples of multiple media (soil, soil gas, sediment, groundwater, etc.). The remedial investigation addresses the nature and extent of contamination at each area of concern identified in the parcel. The remedial investigation also includes preparation of a Human Health Risk Assessment and an Ecological Risk Assessment, as appropriate. The Human Health Risk Assessment identifies the contaminants that could pose a health risk under different exposure scenarios and identifies potential numeric remediation goals.

Feasibility study.    The feasibility study evaluates the effectiveness, implementability and cost of various alternative remedial technologies that could be used to reduce site risk to acceptable levels, based on the results of the risk assessment and other data collected during the remedial investigation.

Proposed plan.    The proposed plan summarizes the findings of the remedial investigation and proposes a preferred remedial approach for each area of concern in the parcel based on the options evaluated in the feasibility study. This step includes a public meeting to provide the public with relevant information and an opportunity to comment on the preferred cleanup alternative.

Record of decision.    Once the U.S. Navy, the USEPA and the State of California select and approve the remedy for the parcel, the U.S. Navy documents and publishes the decision in the record of decision, which responds to all comments on the proposed plan.

Remedial design.    The remedial design sets forth details of how the remedies identified in the record of decision will be carried out. The remedial design includes a detailed engineering design for implementing, operating and maintaining the selected cleanup alternative. The U.S. Navy also distributes a fact sheet to the public before beginning work on the cleanup.

Remedial action work plan/remedial action implementation.    The U.S. Navy conducts remedial action in accordance with an approved remedial action work plan, which is based on the remedial design.

Remedial action completion report.    Once complete, the cleanup is documented in a remedial action completion report.

FOST.    Prior to conveyance of real property, CERCLA requires the U.S. Navy to remediate hazardous substances to a level consistent with the protection of human health and the environment. Following the completion and approval of the remedial action completion report, the U.S. Navy documents its findings that such remediation has occurred, and that the property is suitable for transfer, consistent with all applicable laws and authorities, in a FOST.

Investment Policies

Investments in Real Estate or Interests in Real Estate

We are a real estate development and operating company that specializes in the development and operation of mixed-use, master-planned communities. Our goal is to create sustainable, long-term growth and value for our shareholders. We do not currently have an investment policy; however, our board of directors may adopt one in the future.

We expect to pursue our investment objectives primarily through the ownership, development, operation and disposition of our communities: (1) Newhall Ranch; (2) The San Francisco Shipyard and Candlestick Point; and (3) Great Park Neighborhoods. Although we currently have no plans to acquire other properties, we may do so in the future. Our future investment or development activities will not necessarily be limited to any geographic area, product type or to a specified percentage of our assets.

We may also participate with third parties in property ownership, development and operation, through joint ventures, private equity real estate funds or other types of co-ownership. We also may acquire real estate or interests in real estate in exchange for the issuance of our Class A common shares, our preferred shares, options to purchase shares or Class A units of the operating company. These types of investments may permit us to own interests in larger assets without unduly restricting our diversification and, therefore, provide us with flexibility in structuring our portfolio.

We will limit our investment in any securities so that we do not fall within the definition of an “investment company” under the Investment Company Act of 1940, as amended.

Investments in Real Estate Mortgages

We may, at the discretion of our board of directors, invest in mortgages and other types of real estate interests, but we do not currently, nor do we currently intend to, engage in these activities. If we choose to invest in mortgages, we would expect to invest in mortgages secured by real property interests. There is no restriction on the proportion of our assets that may be invested in a type of mortgage or any single mortgage or type of mortgage loan.

Securities of, or Interests in, Persons Primarily Engaged in Real Estate Activities and Other Issuers

We do not currently intend to invest in securities of other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. However, we may do so in the future.

Investments in Other Securities

Other than as described above and for short-term securities pending long-term commitment, we do not currently intend to invest in any additional securities such as bonds, preferred shares or common shares.

Employees

At December 31, 2017, we had approximately 200 employees.

Available Information

Our website is www.fivepoint.com.  We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after being filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this annual report on Form 10-K. In addition, you may obtain the documents that we file with the SEC from the SEC’s website at www.sec.gov.

ITEM 1A.     Risk Factors
You should carefully consider the following material risks, as well as the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such an event, the trading price of our Class A common shares could decline and you could lose part or all of your investment.
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
Our economic performance is subject to various risks and fluctuations in value and demand, many of which are beyond our control. Certain factors that affect real estate generally and our properties specifically may adversely affect our revenue from land sales or leasing of retail or other commercial space. The following factors, among others, may adversely affect the real estate industry, including our properties, and could therefore adversely impact our financial condition and results of operations:

•	downturns in economic conditions or demographic changes at the national, regional or local levels, particularly in the areas where our properties are located;

•	significant job losses and unemployment levels, which may decrease demand for our properties;

•	competition from other residential communities, retail properties, office properties or other commercial space;

•	inflation or increases in interest rates;

•	limitations on the availability, or increases in the cost, of financing for homebuilders, commercial builders or commercial buyers or mortgage financing for homebuyers;

•	limitations, reductions or eliminations of tax benefits for homeowners;

•	reductions in the level of demand for homes or retail or other commercial space in the areas where our properties are located;

•	fluctuations in energy costs;

•	decreases in the underlying value of properties in the areas where our properties are located;

•	increases in the supply of homes or retail or other commercial space in the areas where our properties are located;

•	declines in consumer confidence and spending; and

•	public perception that any of the above events may occur.
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

•	claims for warranty, product liability and construction defects after a property has been built;

•	claims for injuries that occur in the course of construction activities;

•	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;

•	health and safety incidents and site accidents;

•	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;

•	labor stoppages, slowdowns or interruptions;

•	compliance with environmental planning and protection regulations and related legal proceedings;

•	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings;

•	delay or inability to acquire property, rights of way or easements, which may result in delays or increased costs; and

•	weather-related and geological interference, including landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.
In addition, at The San Francisco Shipyard, certain parcels of land will not be conveyed to the San Francisco Venture until the U.S. Navy satisfactorily completes its finding of suitability to transfer process. In the event that the U.S. Navy takes longer than expected to complete its finding of suitability to transfer process, we may be forced to delay development of portions of The San Francisco Shipyard until such parcels are conveyed. Allegations that a contractor hired by the U.S. Navy misrepresented its sampling work at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, and a determination by the U.S. Navy to undertake additional sampling, which could slow the remaining land transfers from the U.S. Navy, which could in turn delay or impede our future development of such parcels.
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
Although there are agreements with the City of Irvine for Great Park Neighborhoods and the City and County of San Francisco for The San Francisco Shipyard and Candlestick Point that protect existing entitlements, our communities are subject to numerous local, state, and federal laws and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters that impose restrictive zoning and density requirements in order to limit the number of homes or commercial square feet that can eventually be built within the boundaries of a particular area, as well as governmental taxes, fees and levies on the acquisition and development of land parcels. These regulations often provide broad discretion to the administering governmental authorities as to the conditions for our projects being approved, if approved at all. Further, if the terms and conditions of the development agreements with the Cities of Irvine and San Francisco are not complied with, existing entitlements under those agreements could be lost, including (in the case of San Francisco) the right to acquire certain portions of the land on which development activity is expected. New housing and commercial developments are often subject to determinations by the administering governmental authorities as to the adequacy of water and sewage facilities, roads and other local services, and may also be subject to various assessments for schools, parks, streets, affordable housing and other public improvements. As a result, the development of properties may be subject to periodic delays in certain areas due to the conditions imposed by the administering governmental authorities. Due to building moratoriums, zoning changes or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the areas in which our properties are located, our communities may also be subject to periodic delays, or we could be precluded entirely from developing in certain communities or otherwise restricted in our business activities. Such moratoriums or zoning changes can occur prior or subsequent to commencement of our development operations, without notice or recourse. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdictions. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development. As a result, revenue from land sales or leasing of retail or other commercial space may be adversely affected, or costs may increase, which could negatively affect our financial condition and results of operations.
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
In November 2015, the Supreme Court of California issued a ruling under the CEQA and other state statutes, which required the California Department of Fish and Wildlife (“CDFW”) to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the EIR for Newhall Ranch. In June 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits. The ruling also required Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. Although the Los Angeles County Board of Supervisors certified the final additional environmental analysis, in combination with the 2011 EIR, and reapproved the Landmark Village and Mission Village development areas within Newhall Ranch along with related project approvals and permits in July 2017, the Supreme Court’s ruling resulted in the need to reassess certain elements of the project’s potential impacts and to modify certain aspects (such as specific mitigation measures and project design features) related to the development plan for Newhall Ranch, which increased our costs. The ruling has resulted in delays in construction and it could result in further delays beyond those currently anticipated, or in changes in the sequencing of our communities. Furthermore, the petitioners that have pending challenges to certain approvals for Newhall Ranch have filed objections to CDFW’s June 2017 reapproval actions and have filed a new challenge to Los Angeles County’s July 2017 reapproval actions.
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
Environmental laws govern the control, presence, maintenance and removal of ACM. Such laws may impose fines and penalties, and, on occasion, we have had such penalties imposed against us, for failure to comply with these requirements. Such laws require that owners or operators of buildings or properties containing ACM properly manage and maintain it, adequately notify or train those who may come into contact with it, and undertake special precautions including asbestos dust monitoring, removal or other abatement if asbestos would be disturbed during construction, renovation or demolition activities. Certain buildings on our properties that are being and will be demolished (or have already been demolished) in connection with our development plans, and the soil at certain of our properties, contain ACM which must be handled in accordance with these laws. Such laws may increase our development costs, and subject us to fines and penalties and other liabilities and costs in the event compliance is not maintained. We have also been exposed to legal proceedings initiated by third parties and may in the future be exposed to third party liability (such as liability for personal injury associated with exposure to asbestos).
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
In recent years, California has faced persistent drought conditions. In 2014, the Governor of California proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities. In May 2016, the Governor of California issued an executive order that, among other things, directs the State Water Resources Control Board (the “SWRCB”) and the Department of Water Resources (the “DWR”) to require urban water suppliers to report monthly information regarding water use, conservation and enforcement on a permanent basis. In response to this executive order, the DWR and the SWRCB are required to engage in a public process and work with urban water suppliers, local governments and environmental groups to develop new water use efficiency targets as part of a long-term conservation framework for urban water agencies. These targets will go beyond the 20% reduction in per capita urban water use by 2020 that was previously adopted in 2009, and will be customized to fit the unique conditions of each water supplier. These and other measures that are instituted to respond to drought conditions could cause us to incur additional costs to develop each community’s infrastructure, as well as cause homebuilders and commercial builders to incur additional costs, which could reduce the price that they are willing to pay for our residential and commercial lots. Although the Governor of California rescinded the Drought State of Emergency in April 2017, if drought conditions were to return, there could be additional restrictions or moratoriums on building permits and access to utilities, such as water and sewer taps, which could delay or prevent our construction activities, as well as the construction of homes and commercial buildings, even when we have obtained water rights for our communities.
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
We may from time to time be subject to various claims and routine litigation arising in the ordinary course of business. Among other things, we are, and are likely to continue to be, affected by litigation against governmental agencies related to environmental and similar approvals that we receive or seek to obtain. For example, in November 2015, the Supreme Court of California issued a ruling under CEQA and other state statutes, which required CDFW to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the EIR for Newhall Ranch. In June 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits. The ruling also required Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. Although the Los Angeles County Board of Supervisors certified the final additional environmental analysis, in combination with the 2011 EIR, and reapproved the Landmark Village and Mission Village development areas within Newhall Ranch along with related project approvals and permits in July 2017, the need to comply with the ruling forced us to delay, and increased the cost of, Newhall Ranch development. In addition, certain petitioners have filed objections to CDFW’s June 2017 reapproval actions and have filed a new challenge to Los Angeles County’s July 2017 reapproval actions.
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
We cannot give any assurance that title to our properties will not be challenged or impugned, and cannot be certain that we have or will acquire valid title to our properties. Further, we cannot give any assurance that there are not any liens, encumbrances, mortgages, impositions, fines, violations, levies, superior title claims or other title defects or title issues (collectively, “title defects”) with respect to our properties. The lack of good, marketable fee title, or the existence of any existing title defects with respect to our properties, could materially and adversely affect our properties, including by resulting in: (1) chain of title issues (such as impediments to the potential sale, transfer, assignment or grant of any fee or leasehold interests in all or any portion of our properties); (2) financing issues (such as impediments to qualifying for a line of credit, mortgage or private equity financing); (3) development issues (such as impediments to qualifying for governmental licenses and permits or construction financing, delays in operations, or additional costs incurred in connection with any required corrective measures); (4) foreclosure, forfeiture and loss of fee title (such as resulting from a mortgage foreclosure, tax levy or rescission rights); (5) reduction of asset value; or (6) loss of revenue, capital or anticipated profits.
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
Our industry is subject to significant variability and fluctuations in real estate values. The valuation of our real estate assets or real estate investments is inherently subjective and based on the individual characteristics of each asset. Factors such as competitive market supply and demand for inventory, changes in laws and regulations, political and economic conditions and interest and inflation rate fluctuations subject our valuations to uncertainty. Our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If the real estate market deteriorates, we may reevaluate the assumptions used in our analysis. As a result, adverse market conditions may require us to write down the book value of certain real estate assets or real estate investments and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our financial condition and results of operations.
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
Certain of our environmental permits and approvals for our planned development at Newhall Ranch have been challenged by environmental groups on the basis of how government agencies measure anticipated greenhouse gas emissions from our future development. In November 2015, the Supreme Court of California issued a ruling under CEQA and other state statutes, which required CDFW to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving the EIR for Newhall Ranch. In June 2017, CDFW certified the final additional environmental analysis and reapproved the Newhall Ranch project and related state permits. The ruling also required Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with the EIR and to reassess its previous related approvals. Although the Los Angeles County Board of Supervisors certified the final additional environmental analysis, in combination with the 2011 EIR, and reapproved the Landmark Village and Mission Village development areas within Newhall Ranch along with related project approvals and permits in July 2017, the Supreme Court’s ruling resulted in the need to reassess certain elements of the project’s potential impacts and to modify certain aspects (such as specific mitigation measures and project design features) related to the development plan for Newhall Ranch, which increased our costs. The ruling has resulted in delays in construction and could result in further delays beyond those currently anticipated, or in changes in the sequencing of our communities. Furthermore, certain petitioners have filed objections to CDFW’s June 2017 reapproval and have filed a new challenge to Los Angeles County’s July 2017 reapproval actions.
Our property taxes could increase due to rate increases or reassessments or the imposition of new taxes or assessments, which may adversely impact our financial condition and results of operations.
We will be required to pay state and local real property taxes and assessments on our properties. The real property taxes and assessments on our properties may increase as property or special tax rates increase or if our properties are assessed or reassessed at a higher value by taxing authorities. If we are obligated to pay new taxes or if there are increases in the property taxes and assessments that we currently pay, our financial condition and results of operations could be adversely affected.
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
We are a holding company and our only investment is our interest in the operating company. The operating company conducts all of our operations and owns all of our assets. As a result, our cash flow depends upon the cash flow of the operating company and its ability to provide funds to us in the form of distributions, loans or otherwise. The distributions that we receive from the operating company are based on our ownership interest in it, which was 58.6%, as of December 31, 2017. The operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to the operating company’s partners, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of the operating company. Under the terms of the limited partnership agreement for the operating company, the operating company is obligated to make tax distributions to its partners, including us, subject to the restrictions described below. These tax distributions generally will be made on a pro rata basis. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the tax receivable agreement (“TRA”), which we expect could be significant.
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

Recent U.S. tax legislation may adversely affect our operations.
The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, made significant changes to the taxation of U.S. business entities, including by, among other things, reducing the corporate income tax rate from 35% to 21%, eliminating the corporate alternative minimum tax, restricting deductions allowed for net operating losses to 80% of current year taxable income, permitting net operating losses to be carried forward indefinitely and allowing immediate deductions for certain new investments instead of recovering the expense over time though depreciation. Although we expect the Tax Act to be beneficial to us overall, particularly by reducing our obligations under the tax receivable agreement, as described in a risk factor below, some aspects of the Act could potentially have a negative effect on our operations. For example, certain changes in the Tax Act applicable to individuals could have a negative effect on the housing market and, consequently, our operations. Among the possible changes that could negatively impact the perceived affordability of homeownership are new limitations on the ability to deduct (i) property taxes, (ii) mortgage interest and (iii) state and local income taxes. In addition, it is unclear how the Tax Act will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. We continue to work with our tax advisors and auditors to determine the full impact that the Tax Act will have on us.
Some of our directors are involved in other businesses including real estate activities and public or private investments and, therefore, may have competing or conflicting interests with us.
Certain of our directors have and may in the future have interests in other real estate business activities, and may have control or influence over these activities or may serve as investment advisors, directors or officers of other real estate companies. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, some of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities. Our operating agreement and our code of business conduct and ethics expressly provide that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to, or in competition with, our businesses. Accordingly, we have no expectation that we will be able to learn of or participate in such opportunities and it is possible that our directors, in their capacity as investment advisors, directors or officers of other real estate companies, may compete with us with respect to these opportunities. For example, three of our directors are senior officers of Lennar (a national homebuilder), one of our directors is a partner and portfolio manager of Castlelake (an investment firm), one of our directors is the lead independent director at William Lyon Homes (a regional homebuilder), one of our directors is a director at Tejon Ranch Company (a real estate development and agribusiness), and one of our directors is the chairman and chief executive officer of Shorenstein Properties, LLC (an owner and operator of office and multi-family properties), each of which may compete with us or make investments in entities that compete with us for development opportunities or otherwise.
Lennar is our largest equity owner and will be engaging in transactions with us and may compete with us.
As of December 31, 2017, Lennar owned Class A common shares and Class B common shares representing approximately 40% of our outstanding voting interests. Three of our directors are also senior officers of Lennar. Lennar is one of the nation’s largest homebuilders and has in the past purchased properties from us. In the future, we expect that we will sell additional properties to Lennar. Transactions between Lennar and us must be approved by our conflicts committee. Transactions between the Great Park Venture and Lennar must be approved by a majority of the members of the Great Park Venture (excluding us). Nonetheless, Lennar’s relationship with us could give it an advantage in bidding for properties that we own.
Lennar and an affiliate of Castlelake own the Lennar-CL Venture, which on May 2, 2016 acquired from us the Phase 1 Land and is the beneficial owner of the parcel for the parking structure at Candlestick Point (with record title to such parcel to be conveyed once a final subdivision map for such parcel is recorded). The Lennar-CL Venture also assumed all of the debt of the San Francisco Venture then outstanding, subject to our obligation to reimburse the Lennar-CL Venture for $102.7 million related to EB-5 loan proceeds that benefited us. We have agreements with the Lennar-CL Venture pursuant to which (1) the Lennar-CL Venture acquired or will acquire parcels within The San Francisco Shipyard and Candlestick Point that are entitled for up to 390 for-sale homesites, (2) the Lennar-CL

Venture agreed to construct a parking structure, the film and arts center building and portions of the retail areas at Candlestick Point and we agreed to fund certain related design and construction costs, (3) we agreed to manage the Lennar-CL Venture’s design and construction activities with respect to the parking structure, the film and arts center building and the multi-family homes and (4) the Lennar-CL Venture agreed to transfer to us entitlements for the right to construct at least 172 homesites and at least 70,000 square feet of retail space for use in the development of other portions of The San Francisco Shipyard and Candlestick Point. Also, under the terms of the joint venture agreement between the San Francisco Venture and Macerich and the associated development agreement, if we or the Lennar-CL Venture fail to achieve certain milestones, including our conveyance to the joint venture of the land for the mall on or prior to December 31, 2017, subject to certain extensions, Macerich will have the right to terminate the joint venture. At December 31, 2017, we did not convey the land for the mall to the joint venture because, at that time, we were continuing redesign efforts and evaluating certain milestones, including the timing of the conveyance to the Mall Venture of the land for the mall, with the members of the Mall Venture. However, in light of the rapidly evolving retail landscape, subsequent to December 31, 2017 we have been evaluating, together with the members of the Mall Venture, the viability of the mall at the site and have been exploring potential alternative configurations of the site. At this time, the development plan for the site and any related impact on the joint venture are uncertain. If the joint venture agreement and the development acquisition agreement are terminated, we would not be required to convey the land for the mall to the joint venture, but we would be required to repay a $65.1 million loan that Macerich made to us and to pay 50% of certain additional termination fees (the remainder would be paid by the Lennar-CL Venture).
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
Holders of our Class A common shares and our Class B common shares vote together as a single class on all matters (including the election of directors) submitted to a vote of shareholders, with a share of each class entitling the holder to one vote. As of December 31, 2017, Lennar and Castlelake and their respective affiliates beneficially owned, in the aggregate, Class A common shares and Class B common shares representing approximately 40% and 17%, respectively, of the voting power of our outstanding common shares. As a result, if these shareholders act together (which they have not agreed to do), they and their affiliates are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control of us. These transactions may include those that other shareholders deem to be in their best interests and in which those other shareholders might otherwise receive a premium for their shares over their current prices.
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
Moreover, Section 704(c) of the Internal Revenue Code of 1986, as amended (the “Code”), and the U.S. Treasury regulations promulgated thereunder, require that items of income, gain, loss and deduction that are attributable to the operating company’s directly and indirectly held property, including property contributed to the operating company pursuant to the formation transactions, must be allocated among the partners of the operating company to take into account the difference between the fair market value and the adjusted tax basis of such assets on the date the formation transactions are consummated. As a result, the operating company will be required to make certain special allocations of its items of income, gain, loss and deduction that are attributable to such assets. These allocations, like the increases in tax basis described above, are likely to reduce the amount of income tax we would otherwise be required to pay.
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
We expect that during the expected term of the TRA, the payments that we make to the parties to the TRA could be substantial. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax.
Due to the various factors that will affect the amount and timing of the tax benefits we will receive, it is not possible to determine the exact amount of payments that will be made under the TRA. If the TRA had been terminated on December 31, 2017, we estimate that the termination payment would have been approximately $103.3 million, assuming no material changes to the relevant tax law, that the aggregate value of our properties is equal to the value implied by such per share price and that LIBOR is 2.11%. However, this is merely an estimate, and the actual payments made under the TRA in the event that it is terminated or otherwise could differ materially.

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
The Internal Revenue Service (the “IRS”) may challenge all or part of the tax basis increases or the special allocations upon which we calculate payments under the TRA, and a court might sustain such a challenge. Although we are not aware of any issue that would cause the IRS to challenge potential tax basis increases or other tax benefits covered under the TRA, if such basis increases or other benefits are subsequently disallowed (in whole or in part), the parties to the TRA will not be required to return any payments made in respect of such disallowed basis or other tax benefit. Consequently, it is possible in these circumstances that the actual tax savings realized by us may be significantly less than the corresponding TRA payments. However, because payments under the TRA in a year are based upon the amount by which 85% of the Company’s cumulative net tax savings exceed the payments previously made under the TRA, disallowance of basis increases or other tax benefits would reduce payments under the TRA in years after the disallowance.
The obligations associated with being a public company require significant resources and management attention.
As a public company with our Class A common shares listed on the New York Stock Exchange (the “NYSE”), we are subject to laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), related regulations of the SEC and requirements of the NYSE. The Exchange Act requires, among other things, that we file annual, quarterly and current reports and proxy statements with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.
Section 404 of the Sarbanes-Oxley Act requires our management and independent registered public accounting firm to attest annually on the effectiveness of our internal control over financial reporting. However, because we are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we will take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Once we are no longer an emerging growth company or if, prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.
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
We cannot be certain that we will be successful in implementing or maintaining adequate internal control over our financial reporting and financial processes. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate, and management may not be able to remediate in a timely manner any such material weakness or significant deficiency. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could materially and adversely affect our financial condition and results of operations.
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common shares less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. An emerging growth company may take advantage of specified exemptions from various requirements that are otherwise applicable generally to public companies in the United States. These provisions include:

•	an exemption to include fewer than five years of selected financial data;

•	an exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting; and

•	reduced disclosure about the emerging growth company’s executive compensation arrangements.
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
Certain provisions in the operating company’s limited partnership agreement may delay or prevent acquisitions of us.
Provisions in the operating company’s limited partnership agreement may delay, or make more difficult, an acquisition or change of control of us. These provisions could discourage third parties from making proposals involving an acquisition or change of control of us, although some holders of our Class A common shares might consider such proposals, if made, desirable. These provisions include:

•
a requirement that the partners consent to a merger, consolidation or other combination involving the company or any sale, lease, exchange or other transfer of all or substantially all of our assets or all or any portion of our interest in the operating company unless certain criteria are satisfied; and

•
our ability, as sole managing general partner, to cause the operating company to issue units with terms that could delay, defer or prevent a merger or other change of control without the consent of the other partners.

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
Provisions of our operating agreement, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control, even if a change in control would benefit our shareholders. These provisions include the following:

•	there is no cumulative voting in the election of directors;

•	our board of directors is classified so that only one-third of the directors are elected at each annual meeting of shareholders;

•	our board of directors is authorized to issue “blank check” preferred shares to increase the number of outstanding shares without shareholder approval;

•	shareholder action by written consent is not permitted; and

•	there are advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

In addition, our operating agreement provides that Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) will be deemed to apply to us as if we were a Delaware corporation. Section 203 of the DGCL may affect the ability of an “interested shareholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the shareholder becomes an “interested shareholder.” An “interested shareholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting shares of a company.
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
The San Francisco Venture formed a joint venture with Macerich to develop, build and operate an urban retail outlet mall at The San Francisco Shipyard and Candlestick Point and entered into an associated development agreement with the joint venture to develop certain infrastructure and a parking structure to support the mall. The San Francisco Venture transferred its interest in this joint venture to the Lennar-CL Venture, but is entitled to re-acquire the interest upon completion of the mall and parking structure. Also, under the development agreement, the Lennar-CL Venture agreed to construct a parking structure, the film and arts center building and the apartments above portions of the retail areas at the mall. Macerich is the managing member of the mall joint venture and, as such, controls day-to-day decisions relating to the joint venture and the mall, subject to the right of the Lennar-CL Venture to approve certain major decisions, such as changes to the development plan and budget for the mall and entry into a business combination with another entity. Pending the transfer of the joint venture interest to us, we have certain approval rights as well. Macerich could fail to fund its share of required capital contributions to the joint venture, make poor business decisions or take actions that are contrary to our objectives. Any disputes that arise with Macerich may result in litigation or alternative dispute resolution that could increase our expenses or distract our officers from focusing on our business. Also, under the terms of the joint venture agreement and the associated development and acquisition agreement with the joint venture, if we or the Lennar-CL Venture fail to achieve certain milestones, including our conveyance to the joint venture of the land for the mall on or prior to December 31, 2017, subject to certain extensions, Macerich will have the right to terminate the joint venture. At December 31, 2017, we did not convey the land for the mall to the joint venture because, at that time, we were continuing redesign efforts and evaluating certain milestones, including the timing of the conveyance to the Mall Venture of the land for the mall, with the members of the Mall Venture. However, in light of the rapidly evolving retail landscape, subsequent to December 31, 2017 we have been evaluating, together with the members of the Mall Venture, the viability of the mall at the site and have been exploring potential alternative configurations of the site. At this time, the development plan for the site and any related impact on the joint venture are uncertain. If the joint venture agreement and the development acquisition agreement are terminated, we would not be required to convey the land for the mall to the joint venture, but we would be required to repay a $65.1 million loan that Macerich made to us and to pay 50% of certain additional termination fees (the remainder would be paid by the Lennar-CL Venture).
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
In addition, we currently expect to obtain a portion of our capital from forms of public financing, including Community Facilities District (“CFD”) bond issuances, tax increment financing, and state and federal grants, which depend, in part, on factors outside of our control. CFDs are established when local government agencies impose a special property tax on real estate located within a specific district for the purpose of financing public improvements, including streets, water, sewage, drainage, electricity, schools, parks and fire and police protection. Our ability to obtain funds from CFDs is dependent on the value of developed property in the specific district, the collection of general property taxes from property owners in the specific district, collection of special taxes from property owners in the specific district and market interest rates at the time the CFD bonds are issued. For tax increment financing, the amount of property tax that a specific district generates is set at a base amount and as property values increase, property tax growth above that base amount, net of property taxes retained by the municipal agencies, can be used to fund redevelopment projects within the district. Our ability to obtain funds from tax increment financing is dependent on the value of developed property in the specific district, the collection of general property taxes from property owners in the specific district, the time it takes the tax assessor to update the tax rolls and market interest rates at the time the tax increment bonds are issued.

If we need to obtain additional financing, and such financing is not available in a timely manner or on terms substantially similar to our existing financing, it could increase our cost of capital and we may experience delays or increases in costs, and our financial condition and results of operations could be adversely affected.
Our substantial indebtedness may have a material adverse effect on our business, our financial condition and results of operations and our ability to secure additional financing in the future.
As of December 31, 2017, we have approximately $570 million of total indebtedness, including $500.0 million aggregate principal amount of 7.875% senior notes due 2025 (the “senior notes”). We also have $124 million available to be borrowed under our revolving credit facility as of December 31, 2017. Our indebtedness could subject us to many risks that, if realized, would adversely affect us, including the following:

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt, and a failure to pay would likely result in acceleration of such debt and could result in cross accelerations or cross defaults on other debt;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•
to the extent that we use a portion of our cash flow from operations to make payments on our debt, it reduces our funds available for operations, development, capital expenditures and future investment opportunities or other purposes;

•	debt covenants may limit our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, executing our development plan or other purposes;

•
restrictive debt covenants may limit our flexibility in operating our business, including limitations on our ability to make certain investments; incur additional indebtedness; create certain liens; incur obligations that restrict the ability of our subsidiaries to make payments to us; consolidate, merge or transfer all or substantially all of our assets; or enter into transactions with affiliates;

•	to the extent that our indebtedness bears interest at a variable rate (such as our revolving credit facility), we are exposed to the risk of increased interest rates;

•	debt covenants may limit our subsidiaries’ ability to make distributions to us; and

•	if any debt is refinanced, the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.
In August 2017, the Gateway Commercial Venture, in which we own a 75% interest, entered into a debt facility with a total capacity of approximately $339 million to fund the purchase price for the Five Point Gateway Campus and the cost of future tenant improvements and certain capital expenditures at the Five Point Gateway Campus. The risks described above with respect to leverage are applicable to the Gateway Commercial Venture’s borrowings. In addition, we have provided guaranties of the Gateway Commercial Venture’s indebtedness that obligate us to (i) pay losses of the lender arising out of or in connection with fraud, intentional misrepresentation, gross negligence, willful misconduct, illegal acts and other customary “bad act” recourse exceptions by the Gateway Commercial Venture or its affiliates, and (ii) repay the indebtedness of the Gateway Commercial Venture upon the occurrence of certain bankruptcy or insolvency events, or other customary “bad act” recourse exceptions, involving the Gateway Commercial Venture or its affiliates.
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

We may increase leverage in executing our development plan, which could further exacerbate the risks associated with our substantial indebtedness.
We may decide to increase leverage to execute our development plan. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. Although the indenture relating to our senior notes limits our ability to incur additional indebtedness, our operating agreement does not limit the amount of debt we may incur, and our board of directors may change our target debt levels at any time without the approval of our shareholders. We may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.
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
We do not expect to be able to generate sufficient cash flow from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations, including the senior notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Until such time as we can service our indebtedness with cash flow from operations, we intend to service our indebtedness, including interest on the senior notes and the revolving credit facility, from cash on hand.
If our cash flows, cash on hand and other capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing the revolving credit facility and the indenture relating to the senior notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise indebtedness or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.
If we cannot make scheduled payments on our indebtedness, we will be in default and holders of the senior notes could declare all outstanding principal and interest to be due and payable, the lenders under the revolving credit facility could terminate their commitments to loan money, other indebtedness could be accelerated and we could be forced into bankruptcy or liquidation.
Increases in interest rates would increase our interest expense and reduce our profitability
As of December 31, 2017, on a consolidated basis, we had approximately $65.1 million of variable rate indebtedness outstanding. We estimate that an increase in 30 day LIBOR of 100 basis points with constant credit risk spreads would reduce our net income and the amount of net income attributable to our common security holders by approximately $0.7 million on an annual basis.
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
The trading price of our Class A common shares may fluctuate widely as a result of a number of factors, many of which are outside of our control. Historically, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many companies. These broad market fluctuations could negatively affect the market price of our Class A common shares. A significant decline in our share price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.
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
As of December 31, 2017, we had outstanding 62,314,850 Class A common shares. In addition, 81,487,873 Class A common shares are reserved for issuance upon exchange of Class A units of the operating company (including 37,479,205 Class A units of the operating company issuable upon exchange of Class A units of the San Francisco Venture) and conversion of our Class B common shares, and 5,697,244 Class A common shares are available for future issuance under the Incentive Award Plan (including 1,074,110 Class A common shares that may be issued in settlement of outstanding vested RSUs).
From time to time, we may issue up to 81,487,873 Class A common shares upon conversion of Class B common shares or in exchange for outstanding Class A units of the operating company (including Class A units of the operating company issued in exchange for Class A units of the San Francisco Venture). Holders of Class A units of the operating company may exchange their units for, at our option, either Class A common shares on a one-for-one basis (subject to adjustment for share splits and similar events) or cash in an amount equal to the market value of such shares at the time of exchange. This exchange right is currently exercisable by all holders of outstanding Class A units of the operating company, except for 7,142,857 units purchased by Lennar on May 15, 2017, as to which such right is exercisable after May 15, 2018. Holders of Class A units of the San Francisco Venture may exchange their units for Class A units of the operating company on a one-for-one basis (with no holding period), subject to certain exceptions.
Prior to the earlier of (1) 14 days after we become eligible to file a registration statement on Form S-3 and (2) 14 months after completing an initial public offering (IPO), we have agreed to register with the SEC the resale of Class A common shares held by certain of our existing shareholders and the Class A common shares that we may issue in exchange for Class A units of the operating company or Class A units of the San Francisco Venture. Following the effectiveness of the Form S-3 registration statement, we will be required to use our reasonable efforts to keep the Form S-3 registration statement (or a successor registration statement) effective until there are no longer any registrable securities other than Class A common shares that can be sold under Rule 144 without any limitation as to volume or manner of sale.
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

ITEM 1B.    Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

We lease and maintain our principal executive office located in Aliso Viejo, California. We also lease and maintain offices in Valencia, California and San Francisco, California near our master-planned communities in those respective areas. We believe our present facilities are sufficient to support our operations.
We are developing new, vibrant and sustainable communities that, in addition to homesites, include commercial, retail, educational and recreational elements, as well as civic areas, parks and open spaces. We are the initial developer of our three communities that are designed to include approximately 40,000 residential homes and approximately 21 million square feet of commercial space over a period of more than 10 years. The properties we are developing at our mixed-use, master-planned communities are held as inventory in the ordinary course of the planning and development process. We discuss these properties in Item 1 of this report.

Five Point Gateway Campus

During 2017, we started our Commercial segment to enhance and complement our existing individual master-planned communities. We believe there are opportunities to improve the operating performance of the Company by investing in the future growth potential of retail, office, hospitality and other related assets and investments.
The Five Point Gateway Campus is located in the Great Park Neighborhoods on approximately 73 acres and is comprised of four office buildings that are linked by pedestrian and vehicular bridges crossing over a major thoroughfare. The Five Point Gateway Campus contains approximately 1,039,000 square feet of rentable space. Two buildings are leased to Broadcom, which represent approximately 660,000 square feet, or 63.5% of the total space. The Broadcom lease is a 20-year absolute triple net lease expiring in 2037. We and Lennar have entered into lease agreements to lease an additional 13% of the total space, or approximately 135,000 square feet in aggregate. We are pursuing potential tenants for the remaining space of approximately 244,000 square feet.

ITEM 3.     Legal Proceedings

California Department of Fish and Wildlife Permits
In January 2011, petitioners Center for Biological Diversity, California Native Plant Society, and Wishtoyo Foundation/Ventura Coastkeeper, Santa Clarita Organization for Planning and the Environment (“SCOPE”) and Friends of the Santa Clara River filed a complaint in Los Angeles County Superior Court (“Superior Court”) challenging the validity of certain aspects of the environmental impact report (“EIR”) portion of the EIR/Environmental Impact Statement (“EIR/EIS”) for the Newhall Ranch project. In November 2015, following lower court proceedings, the California Supreme Court (“Supreme Court”) reversed the Court of Appeal’s judgment on three issues raised in the case, namely: (i) the EIR’s greenhouse gas ("GHG") emissions significance findings, (ii) the EIR’s mitigation measures for a protected fish species (“Stickleback”), and (iii) the timeliness of public comments on impacts to cultural resources and another sensitive fish species; and remanded to the Court of Appeal for reconsideration and new decision. In July 2016, after the remand, the Court of Appeal issued a new decision in favor of California Department of Fish and Wildlife (“CDFW”) and us as to the public comment issues. After further proceedings, the Court of Appeal remitted the case to the trial court, and that court issued the judgment and writ of mandate proposed by the CDFW as to the GHG and Stickleback issues. In February 2017, petitioners filed a notice of appeal challenging the scope of the trial court’s judgment and writ. In the interim, and in response to the Supreme Court's decision, CDFW conducted additional analysis on the GHG and Stickleback issues and, in June 2017, reapproved the EIR and Newhall Ranch project. Thereafter, the Court of Appeal issued an opinion affirming the scope of the trial court’s judgment and writ in favor of CDFW and us.
In September 2017, petitioners Center for Biological Diversity, California Native Plant Society, and Wishtoyo Foundation/Ventura Coastkeeper (collectively, “Settling Petitioners”) settled all of their respective claims in the case, leaving only two petitioners, SCOPE and Friends of the Santa Clara River (collectively, “Non-Settling Petitioners”). In October 2017, the two Non-Settling Petitioners objected to CDFW’s June 2017 reapproval of the Newhall Ranch EIR and project. The remaining action required to conclude this litigation is resolution of the Non-Settling Petitioners’ objections to CDFW’s request to discharge the trial court’s writ having complied with it. Until such objections are resolved, we cannot predict the final outcome of this matter.
Landmark Village and Mission Village
The Los Angeles County Board of Supervisors (“BOS”) approved the Newhall Ranch Landmark Village and Mission Village EIRs and permits in late 2011 and 2012. In 2012, petitioners filed two petitions (one for each village development) in the Superior Court challenging such approvals under certain state environmental and planning and zoning laws. In 2014, the Superior Court issued decisions in favor of the County and us, and in 2015, the Court of Appeal affirmed the Superior Court’s decisions in full. Petitioners then filed a petition for review, and in 2015, the Supreme Court granted petitioners’ request to review Los Angeles County’s GHG analysis, but ordered that further proceedings in the two actions be deferred pending disposition of the related GHG issue in the CDFW action noted above.
After the Supreme Court decision invalidating the GHG findings in the related CDFW action, in 2016, the Court of Appeal issued new decisions reversing the trial court judgments to the sole extent that Los Angeles County’s EIR did not support its GHG significance impact finding. The matters were remitted to the trial court and that court issued the judgment and writ requested by Los Angeles County. In May 2017, petitioners filed a notice of appeal challenging the scope of the trial court’s judgment and writ.
In July 2017, the BOS certified the final additional environmental analyses and reapproved the Landmark Village and Mission Village projects and related permits. In September 2017, Los Angeles County advised the trial court it had taken the actions required to fully comply with CEQA, the Fish and Game Code, and the writ, and requested that the Superior Court to discharge the writs. As explained in further detail below, the two Non-Settling Petitioners filed a new action challenging Los Angeles County’s reapproval of the additional environmental analyses and the Landmark Village and Mission Village projects and related permits.
As with the CDFW action above, in September 2017, the Settling Petitioners settled all of their respective claims in the Landmark Village and Mission Village cases with us, leaving only the two Non-Settling Petitioners.

In October 2017, the two Non-Settling Petitioners objected to Los Angeles County’s return to the writs, raising the same issues as to the scope of the trial court’s writ as they raised in the related CDFW action. As requested by the County and us, the trial court deferred its ruling on the Non-Settling Petitioners’ objections until the Court of Appeal’s opinion in the related CDFW action had been finalized and that court issued an opinion resolving the Landmark Village and Mission Village appeals as to the scope of the writs. As discussed above, in March 2018, the Supreme Court denied the Non-Settling Petitioners’ petition to review the Court of Appeal's decision in the CDFW action. The parties are now awaiting issuance of the related Court of Appeal opinions as to the scope of the writs in the Landmark Village and Mission Village cases. Based on currently available information, the opinions are expected to be issued in or before June 2018. We cannot predict the outcome of these matters until the Court of Appeal’s opinion is final.
Landmark Village/Mission Village
In August 2017, the two Non-Settling Petitioners filed a new petition for writ of mandate in the Superior Court. The petition challenges Los Angeles County’s July 2017 approvals of the Mission Village and Landmark Village environmental analyses and the two projects based on claims arising under CEQA and the California Water Code. Until a trial court decision has been rendered, we cannot predict the outcome of this matter.
Other Permits
In August 2011, the U.S. Army Corps of Engineers (the “Corps”) approved the EIS portion of the joint EIS/EIR and issued its provisional Section 404 Clean Water Act authorization (the “Section 404 Permit”) for the Newhall Ranch project. In September 2012, the Los Angeles Regional Water Quality Control Board (the “Regional Board”) unanimously adopted final Section 401 conditions and certified the Section 404 Permit. In October 2012, petitioners Center for Biological Diversity and Wishtoyo Foundation/Ventura Coastkeeper filed a petition for review and reconsideration of the Regional Board’s actions to the State Water Resources Control Board (“State Board”); however, that petition was withdrawn in September 2017 as part of the settlement referenced above in this action and the CDFW, Landmark Village, and Mission Village actions. On October 19, 2012, after consulting with the U.S. Environmental Protection Agency (the “USEPA”), the Corps issued the final Section 404 Permit.
In July 2014, plaintiffs, the Settling Petitioners and the Non-Settling Petitioners, filed a complaint against the Corps and the USEPA in the U.S. District Court, Central District of California (Los Angeles) (“U.S. District Court”). The complaint alleged that those two federal agencies violated various environmental and historic preservation laws in connection with the Section 404 Permit and requested, among other things, that the U.S. District Court vacate the federal agencies’ approvals and prohibit construction activities pending compliance with federal law. We were granted intervenor status by the U.S. District Court in light of our interests as the landowner and holder of the Section 404 Permit. In June 2015, the U.S. District Court issued a favorable order granting the Corps’ and our motions for summary judgment and denying plaintiffs’ summary judgment motion. In September 2015, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”). The Ninth Circuit briefing is completed and oral argument occurred in February 2017.
Consistent with the terms of the settlement in this action and the CDFW, Landmark Village, and Mission Village actions, the Settling Petitioners moved to dismiss their claims on appeal and withdraw from the District Court litigation. In October 2017, the Ninth Circuit granted the motion to dismiss the appeal and the claims with prejudice as to the Settling Petitioners. The Ninth Circuit then ordered supplemental briefs to explain the impact of the dismissal, if any, on the remaining claims. The Corps and we, on the one hand, and the two Non-Settling Petitioners, on the other hand, filed supplemental briefs pursuant to the Court’s order. The Ninth Circuit has not yet issued its decision. Until a decision has been made by the Ninth Circuit, we cannot predict the outcome of this matter.

ITEM 4.     Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

Our Class A common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “FPH.” Our shares have only been publicly traded since May 10, 2017. The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of our Class A common shares on the NYSE.

	Class A Common Shares
	Price Range
	High	Low
Year Ended December 31, 2017
Fourth Quarter	$14.75	$12.00
Third Quarter	15.45	13.00
Second Quarter (1)	16.74	14.01
(1) Represents the period from May 10, 2017, the first date on which our shares were publicly traded, until June 30, 2017.
No distributions on our Class A or Class B common shares have been declared or paid in 2016, 2017 or between January 1, 2018 and the date of this report. Any future determination related to our distribution policy will be made at the sole discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and other factors the board of directors may deem relevant. Because we are a holding company and our only investment is our interest in the operating company, we will only be able to pay distributions from funds we receive from the operating company. In addition, the operating company’s ability to pay distributions to us will depend on the ability of its consolidated and nonconsolidated subsidiaries to pay dividends or distributions to the operating company. The priority distribution rights of the holders of legacy interests in the Great Park Venture and the Class B partnership interests in FP LP will limit the cash available for distribution to the operating company until such rights are satisfied in full.
Holders of our Class B common shares are entitled to receive distributions of the same type and at the same time as any distribution payable on our outstanding Class A common shares in an amount per Class B common share equal to the amount of distributions paid on 0.0003 Class A common shares.
As of March 23, 2018, there were 109 and 17 holders of record of our Class A and Class B common shares, respectively.
Our board of directors may, from time to time, in its sole discretion, authorize our company to repurchase our outstanding shares. There were no repurchases of our shares during the year ended December 31, 2017.
The information required by Item 201(d) of Regulation S-K is provided in Item 12 of this report.

ITEM 6.     Selected Financial Data

The following sets forth our selected consolidated financial data as of and for each of the years ended December 31, 2015 through 2017. The information presented is based upon and should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this annual report on Form 10-K.

As a result of the formation transactions, our results of operations will not be comparable between periods which did not include the results of operations of the San Francisco Venture, the management company or our investment in the Great Park Venture prior to May 2, 2016 and those after May 2, 2016 that do include such results.

	Year Ended December 31,
(In thousands, except per share/unit amounts)	2017	2016	2015
RESULTS OF OPERATIONS:
REVENUES:
Land sales	$17,257	$9,561	$17,229
Land sales—related party	87,556	2,512	6,065
Management services—related party	22,517	16,856	—
Operating properties	12,101	10,439	12,288
Total revenues	139,431	39,368	35,582
COSTS AND EXPENSES:
Land sales	84,659	356	(2,862)
Management services	10,791	9,122	—
Operating properties	11,450	10,656	10,161
Selling, general, and administrative	122,274	120,667	27,542
Management fees—related party	—	1,716	5,109
Total costs and expenses	229,174	142,517	39,950
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	105,586	—	—
Interest income	2,577	—	—
Total other income	108,163	—	—
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	5,776	(1,356)	—
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	24,196	(104,505)	(4,368)
INCOME TAX BENEFIT	—	7,888	546
NET INCOME (LOSS)	24,196	(96,617)	(3,822)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(49,039)	(63,351)	(1,137)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$73,235	$(33,266)	$(2,685)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE/UNIT
Basic	$1.33	$(0.89)	$(0.07)
Diluted	$0.18	$(0.89)	$(0.07)

	December 31,
(In thousands)	2017	2016	2015
FINANCIAL POSITION:
Inventories	$1,425,892	$1,360,451	$259,872
Cash and cash equivalents	848,478	62,304	108,657
Marketable securities held to maturity	—	20,577	25,000
Total assets	2,978,355	2,114,582	441,851
Debt	560,618	69,387	8,577
Total liabilities	1,072,746	606,469	93,418
Total noncontrolling interests	1,320,208	1,265,197	87,511
Total capital	1,905,609	1,508,113	348,433

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated audited financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of this report. Actual results could differ materially from those set forth in any forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). On October 1, 2017, we converted the operating company from a Delaware limited liability company to a Delaware limited partnership. We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of December 31, 2017, approximately 58.6% of the operating company. The operating company directly or indirectly owns equity interests in: (1) Five Point Land, LLC (“FPL”), which owns The Newhall Land & Farming Company, a California limited partnership, the entity that is developing Newhall Ranch; (2) The Shipyard Communities, LLC (the “San Francisco Venture”), which is developing The San Francisco Shipyard and Candlestick Point; (3) Heritage Fields LLC (the “Great Park Venture”), which is developing Great Park Neighborhoods; (4) Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which have historically managed the development of Great Park Neighborhoods and Newhall Ranch; and (5) Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), which owns the Five Point Gateway Campus. The operating company consolidates and controls the management of all of these entities except for the Great Park Venture and the Gateway Commercial Venture. The operating company owns a 37.5% percentage interest in the Great Park Venture, and a 75% interest in the Gateway Commercial Venture and accounts for its interest using the equity method. The management company performs development management services for the Great Park Venture and property management services for the Gateway Commercial Venture.
Formation Transactions
On May 2, 2016, we completed the formation transactions, in which we acquired controlling interests in the San Francisco Venture and the management company and a 37.5% percentage interest in the Great Park Venture.
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
Initial Public Offering
On May 15, 2017, we completed an initial public offering (“IPO”) resulting in net proceeds of $319.7 million after paying underwriting discounts and commissions but before deducting offering expenses. We contributed the net proceeds of the IPO to the operating company in exchange for Class A units of the operating company.
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
Gateway Commercial Venture
On August 4, 2017, one of our wholly owned subsidiaries entered into the Gateway Commercial Venture with two other members. Through our subsidiary, we contributed $106.5 million to the Gateway Commercial Venture in exchange for a 75% interest. On August 10, 2017, the Gateway Commercial Venture acquired from a subsidiary of Broadcom Limited approximately 73 acres of commercial land in the Great Park Neighborhoods on which four buildings had been recently constructed or were nearing completion (the “Five Point Gateway Campus”). The purchase price of approximately $443.0 million was paid through a combination of capital contributions and borrowings obtained by subsidiaries of the Gateway Commercial Venture.
Senior Notes Offering
In November 2017, the operating company issued in aggregate $500.0 million of 7.875% unsecured senior notes due 2025 (the “senior notes”). We intend to use the net proceeds of the offering for general corporate purposes, which may include funding development activities at our communities.
Tax Act
Primarily as a result of the Tax Cuts and Jobs Act of 2017 reduction in the corporate tax rate, the payable pursuant to the tax receivable agreement was reduced by $105.6 million, resulting in an increase to net income for the year ended December 31, 2017. Additionally, deferred tax assets and liabilities were re-measured in December 2017 to reflect the reduced corporate tax rate.
Our Business
We stage the development process to optimize the pace of land sales and land values within our communities. As a result, we are often in multiple phases of the development lifecycle within each of our communities. The development lifecycle of our mixed-use, master-planned communities can be broken down into several phases. First, we obtain title, or the contractual right to acquire title, to the undeveloped land. Second, we obtain the necessary primary entitlements from governmental agencies for the community, which typically include zoning and general plan approvals and certification of an environmental impact report under the California Environmental Quality Act (“CEQA”), as well as any state or federal permits required for development. Third, we continue to refine the master plan for the community beyond the primary entitlements by planning and subdividing the land into separate legal lots for residential and commercial development and obtaining any other requisite discretionary approvals needed to commence construction. Fourth, we make significant investments in the community’s infrastructure and common improvements, including grading and installing roads, sidewalks, gutters, utility improvements (such as storm drains, water, gas, sewer, power and communications), landscaping and shared amenities (such as community buildings, neighborhood parks, trails and open spaces), and prepare each lot for sale or development by us. Fifth, residential and commercial lots within the community are typically sold to homebuilders, commercial developers or commercial buyers, although in some cases we may retain lots and build homes or commercial buildings ourselves. Sixth, homebuilders construct the homes and commercial developers, commercial buyers or we construct the commercial buildings. Finally, homebuilders or commercial builders sell the homes or commercial buildings to homebuyers or commercial buyers, although in some cases we may retain certain income-producing properties. Given the large scale of our communities, some of these phases may occur concurrently across different parts of a single community. Further, depending on the specific plans for each community and market conditions, these phases may occur in a different sequence than as described above.
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
In the ordinary course of our business, we have sold homesites to Lennar Corporation (“Lennar”), which is our largest equity owner, or its subsidiaries. During the years ended December 31, 2017, 2016 and 2015, we recognized $87.6 million, $2.5 million and $6.1 million, respectively, of such revenue. Additionally, since the formation transactions on May 2, 2016, we have been providing certain management services for ventures in the San Francisco Bay area in which Lennar is a significant participant. For the years ended December 31, 2017 and 2016, we recognized $5.8 million and $3.5 million, respectively, of revenue from management services pursuant to management agreements with Lennar ventures in the San Francisco Bay area. We also provide management services to the Great Park Venture pursuant to a development management agreement. In addition to our 37.5% percentage interest in the Great Park Venture, Lennar owns a 25% legacy interest in the Great Park Venture. Lennar along with an affiliate of Castlelake L.P. (“Castlelake”), and our President and Chief Executive Officer, Emile Haddad, also own interests in an entity that owns a 12.5% legacy interest in the Great Park Venture. For the years ended December 31, 2017 and 2016, we recognized $16.2 million and $13.3 million, respectively, of revenue from management services provided to the Great Park Venture. Other than Lennar and the Great Park Venture, no customer accounted for more than 10% of our revenue during the years ended December 31, 2017, 2016 and 2015.
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
In September 2017, we reached a settlement (the “Newhall Settlement”) with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges of Newhall Ranch’s entitlement approvals and permits. The Settling Petitioners have agreed to (a) dismiss all pending claims regarding regulatory approvals and permits, (b) not oppose pending and certain future regulatory approvals, and (c) not seek protections for certain species of plants and animals under federal and state endangered species acts for specified time periods. We have agreed to fund certain environmental and cultural investments and protections at the Newhall Ranch project and surrounding region, including construction of a Native American cultural facility and museum, establishment of conservation programs to protect the San Fernando Valley spineflower, and establishment of an endowment to conserve endangered, threatened, and sensitive species that occur within the Santa Clara River watershed. We further agreed to (a) refrain from developing certain areas within Newhall Ranch and portions of our Ventura County landholdings, and (b) provide construction monitoring programs and archaeological surveys designed to identify and preserve Native American cultural sites within Newhall Ranch. We have also agreed to implement, with certain additional requirements and enhancements, our development plans previously approved by Los Angeles County and the California Department of Fish and Wildlife (“CDFW”) to achieve net zero greenhouse gas emissions at Newhall Ranch. Two local environmental organizations (the “Non-Settling Petitioners”) that have pending challenges to certain approvals for Newhall Ranch did not participate in the Newhall Settlement and have objected to CDFW’s June 2017 reapproval actions. The Non-Settling Petitioners also filed a new action challenging Los Angeles County’s July 2017 reapproval actions. See “Item 3. Legal Proceedings.”
Financial Information
As a result of the formation transactions, our consolidated results of operations after May 2, 2016 are not comparable to our consolidated results of operations prior to that date because our results of operations prior to May 2, 2016 did not include either the financial condition and results of operations of the San Francisco Venture and the management company or our investment in the Great Park Venture. Consequently, our results of operations for the year ended December 31, 2016 include eight months of results attributable to the San Francisco Venture and the management company and to our investment in the Great Park Venture, but our results of operations for the year ended December 31, 2015 do not include any results attributable to the San Francisco Venture, the management company or our investment in the Great Park Venture.
Segments
Our four reportable segments are Newhall, San Francisco, Great Park and Commercial:

•
Our Newhall segment includes operating results for the Newhall Ranch community, as well as results attributable to other land historically owned by FPL, including 16,000 acres in Ventura County, The Tournament Players Club at Valencia Golf Course (which was sold in January 2018), 500 acres of remnant commercial, residential and open space land in Los Angeles County and land in Sacramento, California.

•
Our San Francisco segment includes operating results for The San Francisco Shipyard and Candlestick Point community, as well as results attributable to the development management services that we provide to Lennar with respect to the Treasure Island community in the City of San Francisco and the Concord community in the San Francisco Bay Area.

•	Our Great Park segment includes operating results for the Great Park Neighborhoods community and development management services provided by the management company for the Great Park Venture.

•	Our Commercial segment includes the operating results of the Five Point Gateway Campus and property management services provided by the management company for the Five Point Gateway Campus.

Results of Operations
The Company
The following table summarizes our consolidated historical results of operations for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$17,257	$9,561	$17,229
Land sales—related party	87,556	2,512	6,065
Management services—related party	22,517	16,856	—
Operating properties	12,101	10,439	12,288
Total revenues	139,431	39,368	35,582
Costs and expenses
Land sales	84,659	356	(2,862)
Management services	10,791	9,122	—
Operating properties	11,450	10,656	10,161
Selling, general, and administrative	122,274	120,667	27,542
Management fees—related party	—	1,716	5,109
Total costs and expenses	229,174	142,517	39,950
Other income
Adjustment to payable pursuant to tax receivable agreement	105,586	—	—
Interest income	2,577	—	—
Total other income	108,163	—	—
Equity in earnings (loss) from unconsolidated entities	5,776	(1,356)	—
Income (loss) before income tax benefit	24,196	(104,505)	(4,368)
Income tax benefit	—	7,888	546
Net income (loss)	24,196	(96,617)	(3,822)
Less net loss attributable to noncontrolling interests	(49,039)	(63,351)	(1,137)
Net income (loss) attributable to the company	$73,235	$(33,266)	$(2,685)

Years Ended December 31, 2017 and 2016
Revenues. Revenues increased by $100.1 million, or 254.2%, to $139.4 million for the year ended December 31, 2017, from $39.4 million for the year ended December 31, 2016. The increase in revenue was primarily due to a land sale, to a related party, at our San Francisco segment. Additionally, the increase was also driven in part by revenues from development management services provided to related parties at our San Francisco and Great Park segments. Prior to the formation transactions, our predecessor did not provide development management services.

Cost of land sales. Cost of land sales increased by $84.3 million to $84.7 million for the year ended December 31, 2017, from $0.4 million for the year ended December 31, 2016. The increase was primarily due to the land sale at our San Francisco segment.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $1.6 million, or 1.3%, to $122.3 million for the year ended December 31, 2017, from $120.7 million for the year ended December 31, 2016. This increase was primarily due to higher general and administrative expenses, including payroll expenses (excluding share-based compensation), incurred for the year ended December 31, 2017 primarily attributable to the acquired business operations of the San Francisco Venture and the corporate overhead of the management company that are included in the results for the full year of operations compared to eight months of operations in 2016 (from the acquisition date on May 2, 2016 to December 31, 2016). Offsetting this higher 2017 expense was a higher share-based compensation expense in 2016 incurred in connection with the formation transactions.
Management fees—related party. For the year ended December 31, 2016, we incurred management fees of $1.7 million related to the engagement of the management company as the development manager of Newhall Ranch. As a result of our acquisition of the management company in the formation transactions, the development management agreement for Newhall Ranch was terminated.
Equity in earnings (loss) from unconsolidated entities. Equity in earnings from unconsolidated entities increased by $7.1 million to $5.8 million for the year ended December 31, 2017, from a loss of $1.4 million for the year ended December 31, 2016. The increase was primarily due to increased revenue from land sales at our Great Park segment.
Income tax benefit. At December 31, 2017, we had a deferred tax asset valuation allowance of $7.9 million against a net deferred tax asset of the same amount. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that, at both December 31, 2017 and December 31, 2016, it is more likely than not that such net deferred tax assets will not be realized. Pre-tax income of $24.2 million for the year ended December 31, 2017, combined with the change in federal tax rates, resulted in a decrease to the net deferred tax asset of $7.8 million. Offsetting the decrease to the net deferred tax asset was a decrease to our deferred tax asset valuation allowance of $7.8 million. For the year ended December 31, 2016, we recognized an income tax benefit of $7.9 million attributable to a $104.5 million pre-tax loss for the period. The tax benefit also resulted in a decrease to the net deferred tax liability that existed during the period. Our effective tax rate, before changes in valuation allowance, increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the effect of the federal rate change on our deferred tax balances and the impact of our noncontrolling interests not participating in the income from the reduction in the payable pursuant to the tax receivable agreement.
Years Ended December 31, 2016 and 2015
Revenues. Revenues increased by $3.8 million, or 10.6%, to $39.4 million for the year ended December 31, 2016, from $35.6 million for the year ended December 31, 2015. The increase in revenues was primarily attributable to higher development management services revenues provided to related parties at our San Francisco and Great Park segments partially offset by lower deferred land sale revenues recognized in 2016 compared to 2015. Prior to the formation transactions, our predecessor did not provide development management services.

Land sales costs. Land sales costs increased by $3.2 million to $0.4 million for 2016, from a benefit of $2.9 million for 2015. The increase is attributable to changes in estimates of costs to complete closed projects recorded in 2015 at our Newhall segment.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $93.1 million, or 338.1%, to $120.7 million for the year ended December 31, 2016, from $27.5 million for the year ended December 31, 2015. This increase was primarily due to an increase in compensation expense for 2016 as a result of share-based compensation expense of $27.7 million and bonus payments of $12.0 million incurred as part of the formation transactions. This increase is also attributable to additional general and administrative expenses incurred, including payroll expenses, of $46.7 million in 2016, related to business operations of the San Francisco Venture and the corporate overhead of the management company.
Management fees. Management fees decreased by $3.4 million, or 66.4%, to $1.7 million for the year ended December 31, 2016, from $5.1 million for the year ended December 31, 2015. This decrease is due to the termination of our development management agreement for Newhall Ranch on May 2, 2016, as a result of our acquisition of the management company in the formation transactions.
Equity in loss from unconsolidated entity. We acquired a 37.5% percentage interest in the Great Park Venture in connection with the formation transactions on May 2, 2016. All of the loss from unconsolidated entity for the year ended December 31, 2016 is from our Great Park segment. Prior to May 2, 2016, our predecessor did not have any equity method investments in unconsolidated entities.
Income tax benefit. The income tax benefit increased by $7.3 million, or 1,344.7%, to a benefit of $7.9 million for 2016, from a benefit of $0.5 million for 2015. The increase in income tax benefit was primarily attributable to a $100.1 million increase in pretax loss to $104.5 million for 2016, from $4.4 million of pretax loss for 2015. This increase was partially offset by a lower effective tax rate of approximately 7.6% for 2016 compared to a rate of approximately 12.5% for 2015. Our effective tax rate for 2016 declined primarily due to a decrease in Five Point’s ownership interest in the operating company and resulting reduced allocation of pretax income or loss and an increase in our deferred tax asset valuation allowance of $8.9 million during 2016 because we believe it is more likely than not that the net deferred tax asset at December 31, 2016 will not be realized.
Newhall Segment
Our Newhall Ranch property consists of approximately 15,000 acres in one of the last growth corridors of northern Los Angeles County. Newhall Ranch is designed to include approximately 21,500 homesites and approximately 11.5 million square feet of commercial space within this community. Newhall Ranch is directly adjacent to our completed, award-winning Valencia master-planned community, where today approximately 20,000 households reside and approximately 60,000 people work.
In November 2015, the Supreme Court of California issued a ruling under CEQA and other state statutes, which required CDFW to reassess certain analyses and determinations related to greenhouse gas emissions and the protection of a certain fish species completed by CDFW in connection with approving its Environmental Impact Report (“EIR”) for Newhall Ranch. In June 2017, CDFW certified the final additional environmental analysis, in combination with its EIR, and approved the Newhall Ranch project and kept the related state permits intact. The Supreme Court ruling also required Los Angeles County to reassess its analyses and determinations related to greenhouse gas emissions in connection with its EIR and to reassess its previous related approvals. In July 2017, the Los Angeles County Board of Supervisors certified the final additional environmental analysis, in combination with its 2011 EIR, and reapproved the Landmark Village and Mission Village development areas within Newhall Ranch along with related project approvals and permits. The Non-Settling Petitioners have filed a new challenge to Los Angeles County’s July 2017 reapproval actions and continue to pursue challenges related to certain prior approvals. See Part I, Item 3 of this report for a discussion of legal proceedings.
In September 2017, we entered into the Newhall Settlement with key national and state environmental and Native American organizations. These groups agreed that they would not challenge our current and certain future Newhall Ranch project approvals and permits. Under the terms of the settlement we will fund certain environmental and cultural investments and protections at the Newhall Ranch project and surrounding region. We expect that the settlement will reduce the likelihood of unanticipated delays in the Newhall Ranch development timeline. The lawsuits in which we are involved with the Non-Settling Petitioners could result in delays beyond those currently anticipated, in changes to the sequencing of our communities, or in an increase to our development costs.
We commenced development activities at Newhall Ranch in October 2017.
The following table summarizes the results of operations of our Newhall segment for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$17,257	$9,561	$17,229
Land sales—related party	2,746	2,107	6,065
Operating properties	11,565	10,376	12,288
Total revenues	31,568	22,044	35,582
Costs and expenses
Land sales	3,201	356	(2,862)
Operating properties	11,450	10,656	10,161
Selling, general, and administrative	29,278	32,019	19,986
Management fees—related party	—	1,716	5,109
Total costs and expenses	43,929	44,747	32,394
Interest income	3	—	—
Segment (loss) income	$(12,358)	$(22,703)	$3,188
Years Ended December 31, 2017 and 2016
Revenues. Revenues increased by $9.5 million, or 43.2%, to $31.6 million for the year ended December 31, 2017, from $22.0 million for the year ended December 31, 2016. In October 2017, we sold the remaining 153 residential homesites on approximately 24 acres at our property in Sacramento, California for gross proceeds of $7.2 million. No residential homesites or significant commercial acres were sold in 2016. Additional land sale revenues in both periods represent recognition of deferred revenue, profit participation and collection of various builder fees related to prior period land sales.

Included in operating property revenues for 2017 and 2016 was $5.8 million and $5.9 million, respectively, and included in operating property costs and expense for 2017 and 2016 was $6.5 million and $6.4 million, respectively, for the results of operations of The Tournament Players Club at Valencia Golf Course. In January 2018, we completed the sale of The Tournament Players Club at Valencia Golf Course to a third party. We do not consider the sale of The Tournament Players Club at Valencia Golf Course to be a disposal that represents a strategic shift that will have a major effect on our future operations and financial results.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $2.7 million, or 8.6%, to $29.3 million for the year ended December 31, 2017, from $32.0 million for the year ended December 31, 2016. This decrease was primarily attributable to reduced legal costs coinciding with the September 2017 settlement entered into with key national and state environmental and Native American organizations.
Management fees—related party. No management fees were incurred for the year ended December 31, 2017 and $1.7 million of management fees were incurred for the year ended December 31, 2016. As a result of our acquisition of the management company in connection with the formation transactions, our management company’s development management agreement for Newhall Ranch was terminated on May 2, 2016.
Years Ended December 31, 2016 and 2015
Revenues. Revenues, including revenues from land sales and revenues from operating properties, decreased by $13.5 million, or 38.0%, to $22.0 million for the year ended December 31, 2016, from $35.6 million for the year ended December 31, 2015. The decrease was primarily attributable to lower deferred land sale revenues being recognized in 2016 compared to the same period in 2015. We sold no residential homesites and closed escrow on approximately 0.8 acres of remnant commercial acres during 2016 for proceeds of $0.7 million, and we sold no homesites or commercial acres in 2015.
Land sales costs. Land sales costs increased by $3.2 million to $0.4 million for 2016, from a benefit of $2.9 million for 2015. As no homesites or commercial net acres closed escrow in 2016, the increase was primarily attributable to changes in estimates of costs to complete closed projects.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $12.0 million, or 60.2%, to $32.0 million for 2016, from $20.0 million for 2015. This increase was primarily due to increased legal expenses related to certain ongoing legal matters.
Management fees. Management fees decreased by $3.4 million, or 66.4%, to $1.7 million for the year ended December 31, 2016, from $5.1 million for the year ended December 31, 2015. This decrease is due to the termination of the management company’s development management agreement for Newhall Ranch on May 2, 2016 in connection with the formation transactions.
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

In 2013, prior to our acquisition, the San Francisco Venture commenced land development and began selling homes in April 2015. In November 2014, the San Francisco Venture also entered into a joint venture agreement with The Macerich Company (“Macerich”) to construct an urban retail outlet shopping district at Candlestick Point.
On May 2, 2016, the San Francisco Venture transferred to a joint venture (the “Lennar-CL Venture”) between Lennar and an affiliate of Castlelake certain assets and liabilities of the San Francisco Venture, including property within The San Francisco Shipyard and Candlestick Point, known as the Phase 1 Land (the “Separation Transaction”). The Lennar-CL Venture is responsible for current and future residential construction on the Phase 1 Land. We are not entitled to any of the proceeds from future sales of homes on the Phase 1 Land (although we will receive a marketing fee for each home sold). We have entered into an agreement with the Lennar-CL Venture pursuant to which the Lennar-CL Venture has agreed to transfer to us entitlements for at least 172 homesites and at least 70,000 square feet of retail space for use in the development of other portions of The San Francisco Shipyard and Candlestick Point.
In November 2016, San Francisco voters approved an initiative measure, Proposition O, to exempt The San Francisco Shipyard and Candlestick Point from citywide office development growth restrictions. Those growth controls (referred to as Proposition M after the 1986 initiative measure first imposing them) limit the amount of new office construction in San Francisco to 950,000 square feet per year and require each new office development of 25,000 square feet or more to obtain an allocation of office space from the Planning Commission. With passage of Proposition O and the approval to implement the redevelopment plan amendments that the San Francisco Venture is seeking, development at The San Francisco Shipyard and Candlestick Point will not be required to obtain an allocation of office space and will not be subject to the Proposition M annual limitations on office development. This means the full amount of permitted commercial square footage at The San Francisco Shipyard and Candlestick Point can be constructed as we determine, including all at once, even though Proposition M may delay new office developments elsewhere in San Francisco. We expect this will provide us with a competitive advantage in the marketing and sale of land at The San Francisco Shipyard and Candlestick Point, particularly to potential large-scale institutional or campus-type users who seek a large volume of predictably timed new office space.
At The San Francisco Shipyard, approximately 408 acres are still owned by the U.S. Navy and will not be conveyed to us until the U.S. Navy satisfactorily completes its finding of suitability to transfer, or “FOST,” process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Based on our discussions with the U.S. Navy, we had previously expected the U.S. Navy to deliver this property between 2019 and 2022. However, allegations that a contractor hired by the U.S. Navy misrepresented its sampling results at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, and a determination by the U.S. Navy to undertake additional sampling. These activities could slow the remaining land transfers from the U.S. Navy, which could in turn delay or impede our future development of such parcels. Our development plans were designed with the flexibility to adjust for potential land transfer delays, and we have the ability to shift the phasing of our development activities to account for potential delays caused by U.S. Navy retesting.
Our San Francisco segment has entered into development management agreements to provide development management services with respect to the Treasure Island and Concord communities and the Phase I Land. These agreements include a monthly base fee and the Concord development management agreement includes a reimbursement for defined project team costs. Included within our cost of management services are those costs and expenses incurred directly by the Concord project team. Non-project team salaries and overhead are not allocated to management services costs and expenses and are reported in selling, general, and administrative costs.

We are in the process of amending the disposition and development agreement with the City of San Francisco to increase the total amount of commercial use at The San Francisco Shipyard and Candlestick Point by over 2 million square feet, most of which we anticipate will be for office use. We currently expect to receive approval for the amendments in 2018.

The following table summarizes the results of operations of our San Francisco segment for the year ended December 31, 2017 and for the period from May 2, 2016 (date of formation transactions) to December 31, 2016.

	Year ended December 31,	Period from May 2, 2016 to December 31,
	2017	2016
	(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$84,810	$405
Operating property	536	62
Management services—related party	5,841	3,532
Total revenues	91,187	3,999
Costs and expenses
Land sales	81,458	—
Management services	709	110
Selling, general, and administrative	28,288	18,093
Total costs and expenses	110,455	18,203
Segment loss	$(19,268)	$(14,204)
Revenues. Revenues increased by $87.2 million, to $91.2 million for the year ended December 31, 2017, from $4.0 million for the period from May 2, 2016 to December 31, 2016. In addition to the collection of Phase I builder marketing fees, land sale revenues of $84.8 million in 2017 primarily consist of revenues from a sale to the Lennar-CL Venture related to a purchase and sale agreement entered into concurrent with the formation transactions. The sale closed escrow in January 2017, resulting in gross proceeds of $91.4 million on 3.6 acres planned for construction of up to 390 for-sale homesites at the Candlestick Point property. The San Francisco Venture is required to complete certain infrastructure improvements under the terms of the purchase and sale agreement, and as of December 31, 2017, we have deferred $9.9 million in revenue related to the sale that will be recognized as the infrastructure obligations are completed. The cost of land sales for the year ended December 31, 2017 is related to the land sale to the Lennar-CL Venture.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $10.2 million, or 56.3%, to $28.3 million for the year ended December 31, 2017, from $18.1 million for the period from May 2, 2016 to December 31, 2016. The increase was primarily due to the results for 2016 consisting of just eight months of operations after the completion of the formation transactions compared to a full year for 2017.
Great Park Segment
In the formation transactions, we acquired a 37.5% percentage interest in the Great Park Venture, and we account for our investment using the equity method of accounting. At the same time, we also acquired all of the interests in the management company, an entity which performs development management services at Great Park Neighborhoods. We do not include the Great Park Venture as a consolidated subsidiary in our consolidated financial statements. However, because of the relationship between the management company and the Great Park Venture, we assess our investment in the Great Park Venture based on the financial information for the Great Park Venture in its entirety, and not just our equity interest in it. As a result, our Great Park segment consists of the operations of both the Great Park Venture and the development management services provided by the management company at the Great Park Venture.
As part of the acquisition of the management company in connection with the formation transactions, we assumed an agreement to provide development management services to the Great Park Venture. Under this agreement, we receive a base management fee, reimbursement for certain defined project team costs and the right to receive certain defined incentive compensation upon the achievement of certain milestones and financial results. Due to the contingent nature of the timing and ultimate amount of the incentive compensation component of the management fees, we recognize revenue in the period the contingencies are resolved. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense, if any, related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture in management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses and are reported in selling, general, and administrative costs on the consolidated statement of operations.
The cost to the Company of acquiring the investment in the Great Park Venture was higher than the Company’s underlying equity in the carrying value of net assets of the Great Park Venture (basis difference). The Company’s earnings from the equity method investment are adjusted by amortization and accretion of the basis differences as the assets and liabilities that gave rise to the basis difference are sold, settled or amortized.
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
The Great Park Venture sold the first homesites in April 2013 and, as of December 31, 2017, had sold 4,873 homesites (including 544 affordable homesites) and commercial land allowing for development of up to 2 million square feet of commercial (research and development) space for aggregate consideration of approximately $2.16 billion. Based on reports we receive from third party homebuilders, we believe that the percentage of homes sold in Parasol Park, the only active development area within the Great Park Neighborhoods, was approximately 78% as of December 31, 2017.

The following table summarizes the results of operations of our Great Park segment for the year ended December 31, 2017 and for the period from May 2, 2016 (date of formation transactions) to December 31, 2016.

	Year ended December 31,	Period from May 2, 2016 to December 31,
	2017	2016
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$473,234	$15,719
Land sales—related party	7,700	6,786
Management services—related party	16,239	13,325
Total revenues	497,173	35,830
Costs and expenses
Land sales	339,100	12,093
Management services	10,082	9,012
Selling, general, and administrative	27,115	18,806
Management fees—related party	80,883	75,310
Total costs and expenses	457,180	115,221
Interest income	2,226	11,723
Segment income (loss)	$42,219	$(67,668)
Revenues. During the year ended December 31, 2017, the Great Park Venture closed escrow with eight homebuilders for an aggregate of 1,007 homesites on approximately 103 acres, resulting in gross proceeds of $474.8 million. A portion of the consideration paid has been deferred until the Great Park Venture completes certain infrastructure improvements. Deferred land sale revenues from prior period land sales in addition to the collection of builder marketing fees were also recognized in the year ended December 31, 2017. For the period from May 2, 2016 to December 31, 2016, revenues from the Great Park Venture were generated from the sale of 26 homesites on approximately two acres resulting in gross proceeds of $7.2 million in addition to the recognition of deferred land sale revenue and builder marketing fees. As of December 31, 2017, the Great Park Venture had a deferred revenue balance of $18.4 million attributable to land sales and profit participation.
Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs and project team and other administrative costs that are reimbursed to the management company per the terms of the development management agreement. Selling, general, and administrative costs increased by $8.3 million, to $27.1 million for the year ended December 31, 2017, from $18.8 million for the period from May 2, 2016 to December 31, 2016. The increase was primarily due to the results for 2016 consisting of just eight months of operations after the completion of the formation transactions compared to a full year for 2017.

Management fees—related party. Management fees increased by $5.6 million, or 7.4%, to $80.9 million for the year ended December 31, 2017, from $75.3 million for the period from May 2, 2016 to December 31, 2016. Management fees incurred by the Great Park Venture from services provided by the management company are comprised of base development management fees and incentive compensation fees. In 2017, the Great Park Venture recognized $40.3 million of incentive compensation fees, representing a portion of an estimated amount of incentive compensation determined to be probable of being paid in future periods. The amount recognized is attributable to the portion of the services that have been provided through December 31, 2017. Additionally, in 2017, the Great Park Venture recognized $34.4 million in incentive compensation expense expected to be probable of being paid to the Great Park Venture’s former commercial development sub-manger in future periods. The commercial development sub-manager is an affiliate of one of the members of the Great Park Venture. As a result of its early contract termination, the commercial development sub-manager became fully vested and entitled to incentive compensation payments in periods after it was no longer providing services. During the period from May 2, 2016 to December 31, 2016, management fees—related party included incentive compensation of $71.3 million, all of which was paid in 2016 and in January 2017 to the management company and the commercial development sub-manager.
Interest income. Interest income decreased by $9.5 million, to $2.2 million for the year ended December 31, 2017, from $11.7 million for the period from May 2, 2016 to December 31, 2016. The increased interest income in 2016 was primarily from interest earned on a note receivable held by the Great Park Venture related to a homesite sale that closed escrow prior to May 2, 2016. The note receivable was collected in full in December 2016.

The table below reconciles the Great Park segment results for the year ended December 31, 2017 and for the period from May 2, 2016 to December 31, 2016 to the equity in earnings (loss) from our investment in the Great Park Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively.

	Year ended December 31,	Period from May 2, 2016 to December 31,
	2017	2016
	(in thousands)
Segment net income (loss) from operations	$42,219	$(67,668)
Less net income of management company attributed to the Great Park Segment	6,157	4,312
Net income (loss) of Great Park Venture	36,062	(71,980)
The Company’s share of net income (loss) of the Great Park Venture	13,523	(26,992)
Basis difference amortization and accretion	(7,763)	25,636
Equity in earnings (loss) in Great Park Venture	$5,760	$(1,356)
Commercial Segment
In August 2017, the Gateway Commercial Venture, in which we own a 75% interest, acquired the Five Point Gateway Campus, a commercial office campus consisting of approximately 73 acres of land in the Great Park Neighborhoods containing four newly constructed buildings, two of which were leased back by the seller, Broadcom Limited (together with its subsidiaries, “Broadcom”). The Five Point Gateway Campus includes approximately one million square feet planned for research and development and office space in the four buildings, which are designed to accommodate thousands of employees. Broadcom will remain the largest tenant, leasing approximately 660,000 square feet of research and development space pursuant to a 20-year triple net lease.
Our 75% interest is held through a wholly owned subsidiary of the operating company, and we serve as the manager of the Gateway Commercial Venture. However, the manager’s authority is limited. Major decisions by the

Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by us and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. We do not include the Gateway Commercial Venture as a consolidated subsidiary in our consolidated financial statements. However, as a result of our 75% economic interest and our role as manager, we assess our investment in the Gateway Commercial Venture based on the financial information of the Gateway Commercial Venture in its entirety, and include the Gateway Commercial Venture’s financial results within the Commercial segment. Additionally, the management company has been engaged by the Gateway Commercial Venture to provide property management services to the Five Point Gateway Campus. We include the management company’s results of operations related to these property management services within the Commercial segment.
The Five Point Gateway Campus was acquired by the Gateway Commercial Venture for $443.0 million and funded by capital contributions of $142.0 million from members, proceeds from debt financings obtained by the Gateway Commercial Venture, and proceeds from the sale of entitlements to the Great Park Venture. Our portion of the capital contributions was $106.5 million. The debt financings were provided by an affiliate of one of the other members of the Gateway Commercial Venture and provide for loans totaling approximately $339.0 million. At the closing of the acquisition, $291.2 million in loan proceeds were received and applied against the purchase price. The balance of the loan capacity will be drawn and used to finance the cost of tenant improvements and certain capital improvements. The entitlements sold to the Great Park Venture can be used in accordance with the flexible zoning ordinances applicable to the Great Park Neighborhoods and included all of the building square footage originally planned but not constructed at the Five Point Gateway Campus.
The following table summarizes the results of operations of our Commercial segment for the period from August 4, 2017 (the date of our initial investment) to December 31, 2017.

For the Period August 4, 2017 to December 31,
2017
(in thousands)
Statement of Operations Data
Revenues
Rental and related income	$9,245
Property management fees	437
Total revenues	9,682
Costs and expenses
Rental operating expenses	1,049
Other expenses	8,175
Total costs and expenses	9,224
Segment income	$458

For the period from August 4, 2017 to December 31, 2017, our Commercial segment recognized $9.7 million in revenues from the triple net lease with Broadcom and property management services provided by the management company to the Gateway Commercial Venture. Other expenses were mostly comprised of depreciation and amortization of $4.5 million and interest expense of $3.6 million incurred by the Gateway Commercial Venture for the period from August 4, 2017 to December 31, 2017.
The table below reconciles the Commercial segment results for the period from August 4, 2017 to December 31, 2017 to the equity in earnings from our investment in the Gateway Commercial Venture for the same period (in thousands):

Segment net income from operations	$458
Less net income of management company attributed to the Commercial segment	437
Net income of Gateway Commercial Venture	21
The Company’s share of net income of the Gateway Commercial Venture	$16

Liquidity and Capital Resources
At December 31, 2017, we had $848.5 million of consolidated cash and cash equivalents, compared to $62.3 million at December 31, 2016.
In April 2017, the operating company entered into a $50.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) that initially provided for borrowings and issuances of letters of credit in an aggregate amount of up to $50 million and maturing on April 18, 2019 with two options for the operating company to extend the maturity date, in each case, by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. On November 8, 2017, the operating company amended the Revolving Credit Facility to, among other things, increase the aggregate commitments to $125.0 million and extend the maturity date to April 18, 2020, with one option for the operating company to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. Borrowings under the Revolving Credit Facility bear interest at LIBOR plus a margin ranging from 1.75% to 2.00% based on the operating company’s leverage ratio. No funds have been drawn on the Revolving Credit Facility.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Newhall Ranch and The San Francisco Shipyard and Candlestick Point. The development stages of our master-planned communities continue to require significant cash outlays on both a short-term and long-term basis while land sales at Newhall Ranch and The San Francisco Shipyard and Candlestick Point are not expected to generate significant liquidity within the next 12 months. We expect to meet our cash requirements for at least the next 12 months with available cash and collection of management fees under our various management agreements.
Our long-term cash needs relate primarily to future land development expenditures and investments in or vertical construction costs for properties that we may acquire or develop for our income-producing portfolio. We budget our cash development costs on an annual basis. Budgeted amounts are subject to change due to delays or accelerations in construction or regulatory approvals, changes in inflation rates and other increases (or decreases) in costs. We may also modify our development plans or change the sequencing of our communities in response to changing economic conditions, consumer preferences and other factors, which could have a material impact on the timing and amount of our development costs. Budgeted amounts are expected to be funded through a combination of available cash, cash flows from our communities and reimbursements from public financing, including Community Facilities District (“CFD”) bond issuances, tax increment financing and local, state and federal grants. Cash flows from our communities may occur in uneven patterns as cash is primarily generated by land sales which can occur at strategic points over the life cycle of our communities.
We currently expect to have sufficient capital to fund the horizontal development of our communities in accordance with our development plan. However, we may experience cost increases, our plans may change or circumstances may arise that result in our needing additional capital to execute our development plan. In addition, the level of capital expenditures in any given year may vary due to, among other things, the number of communities or neighborhoods under development and the number of planned deliveries, which may vary based on market conditions. We may seek to raise additional capital by accessing the debt or equity capital markets or with one or more revolving or term loan facilities or other public or private financing alternatives. These financings may not be available on attractive terms, or at all.
Summary of Cash Flows
The following table outlines the primary components of our cash flows (in thousands):

	Year ended December 31,
	2017	2016	2015
Operating activities	$(58,143)	$(124,637)	$(41,373)
Investing activities	(55,889)	83,327	4,388
Financing activities	900,206	(5,043)	(6,579)
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

Net cash used in operating activities decreased by $66.5 million for the year ended December 31, 2017, compared to the year ended December 31, 2016 due to $91.2 million in net proceeds received upon closing escrow for the land sale at the San Francisco Venture. Offsetting these proceeds was an increase in land development costs, including entitlement costs on real estate inventory primarily related to the San Francisco Venture, the operations of which are included in our 2016 financial results only for the period from May 2, 2016 to December 31, 2016. Further offsetting the increase was the increased use of operating cash for selling, general, and administrative costs, the increase in which is primarily attributable to the consolidated operations of the San Francisco Venture and to the management company being included in our consolidated results for the entire year in 2017, compared to only a portion of the period in 2016 (from May 2, 2016 to December 31, 2016).
Net cash used in operating activities increased by $83.3 million for the year ended December 31, 2016, compared to the year ended December 31, 2015 due to a $21.8 million increase in land development costs, net of cost of sales, including entitlement costs on real estate inventory and $12.0 million of employee bonus compensation payments made in connection with the formation transactions. Offsetting this increase was a $19.5 million reduction in net proceeds received from CFD reimbursements. Additionally, there was increased cash used for development management fees and selling, general, and administrative costs, particularly following the formation transactions.
Cash Flows from Investing Activities. For the year ended December 31, 2017, we contributed $106.5 million to the Gateway Commercial Venture in exchange for our equity interest and used $25.2 million to purchase investments in marketable debt securities. Proceeds from maturities of our investments in marketable debt securities during 2017 resulted in cash inflows of $45.2 million. Additionally, we received proceeds of $30.0 million from the prior owners of the San Francisco Venture representing the final payment under the $120.0 million capital commitment given in connection with the formation transactions.
During the year ended December 31, 2016, we received $25.0 million in proceeds from the maturity of investments in marketable debt securities, of which $20.8 million was reinvested in marketable debt securities. Additionally, we received $90.0 million of the capital commitment from the prior owners of the San Francisco Venture. Partially offsetting these proceeds, we paid a related party $14.6 million in connection with the Separation Transaction.
For the year ended December 31, 2015, net cash provided by investing activities primarily related to $43.0 million in proceeds from the maturity of investments in marketable debt securities, of which $37.5 million was reinvested in marketable debt securities.
Cash Flows from Financing Activities. Net cash provided by financing activities was $900.2 million for the year ended December 31, 2017. In 2017, we received aggregate proceeds of $419.7 million, net of underwriting discounts of $18.4 million, upon the closing of the Company’s IPO and concurrent private placement. Additionally, we issued an aggregate of $500.0 million principal amount of 7.875% senior notes due 2025. Offsetting these sources was the use of $6.5 million to net settle certain share-based compensation awards for tax withholding purposes and the payment of $13.1 million in equity offering and financing costs associated with the IPO, senior notes issuance and the amendment to our unsecured Revolving Credit Facility.
Net cash used in financing activities was $5.0 million for the year ended December 31, 2016 and was primarily related to a $5.0 million principal payment on a promissory note, partially offset by $0.5 million in proceeds received from the sale of Class B common shares in connection with the formation transactions.
Net cash used in financing activities of $6.6 million for 2015 was primarily attributable to costs incurred in connection with our proposed IPO efforts during the period.

Contractual Obligations
The following table aggregates certain of our cash contractual obligations and commitments as of December 31, 2017:

	Payment due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable (1)	$505,000	$5,000	$—	$—	$500,000
Interest commitment on senior notes	309,969	39,375	78,750	78,750	113,094
Operating lease obligations	38,164	2,758	10,093	8,691	16,622
Water purchase agreement (2)	37,523	1,194	2,506	2,672	31,151
Interchange funding agreement (3)	8,800	8,800	—	—	—
Newhall Ranch approval settlement	50,684	14,345	21,489	8,850	6,000
Related party EB-5 loan reimbursements (4)	111,805	4,211	107,594	—	—
Total	$1,061,945	$75,683	$220,432	$98,963	$666,867

(1)
The amounts presented exclude our promissory note issued to an affiliate of Macerich in the amount of $65.1 million and associated accrued interest of $6.8 million. At December 31, 2017, redesign efforts for the mall were ongoing and we had not conveyed the land for the mall to a joint venture (the “Mall Venture”) comprised of a joint venture between the Lennar-CL Venture and an affiliate of Macerich (the “Macerich Member”). Since we did not convey the land to the Mall Venture prior to December 31, 2017, Macerich, subject to certain extensions, can elect to terminate the Mall Venture, causing us to repay the principal amount of the note and a portion of the accrued interest and certain additional termination fees. However, as of December 31, 2017, we deemed the possibility of repayment remote because, at that time, we were continuing redesign efforts and evaluating certain milestones, including the timing of the conveyance to the Mall Venture of the land for the mall, with the members of the Mall Venture. However, in light of the rapidly evolving retail landscape, subsequent to December 31, 2017 we have been evaluating, together with the members of the Mall Venture, the viability of the mall at the site and have been exploring potential alternative configurations of the site. At this time, the development plan for the site and any related impact on the joint venture are uncertain.

(2)
We are subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for our exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term.

(3)
In January 2012, we entered into an agreement with Los Angeles County pursuant to which we agreed to finance construction costs of an interchange project that Los Angeles County is managing. The interchange project is a critical infrastructure project that will benefit Newhall Ranch. Under the agreement, we have committed to pay the remainder of the actual construction costs, up to $8.8 million, expected to be paid within twelve months of December 31, 2017.

(4)
Beginning in October 2013, certain subsidiaries of the San Francisco Venture entered into EB-5 loan agreements with lenders that are authorized by the United States Citizenship and Immigration Services to raise capital from foreign nationals who seek to obtain permanent residency in the United States. On May 2, 2016, in connection with the Separation Transaction the Lennar-CL Venture assumed the EB-5 loan liabilities, and the San Francisco Venture entered into reimbursement agreements pursuant to which it agreed to reimburse the Lennar-CL Venture for a portion of the EB-5 loan liabilities and related interest. The amounts set forth in the above table include interest based on the weighted average interest rate of 4.1%.

Other Contractual Obligations and Commitments
The following contractual obligation payments are not included in the table above due to the contingent nature of the amount and timing of the payment obligations. Unless otherwise stated, all of the below contractual obligation payments are as of December 31, 2017.
Simultaneous with, but separate and apart from the formation transactions, we entered into a tax receivable agreement (“TRA”) with the holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of (a) increases in tax basis that are attributable to exchanges of Class A units of the operating company for our Class A common shares or cash or certain other taxable acquisitions of equity interests by the Company, (b) allocations that result from the application of the principles of Section 704(c) of the Code and (c) tax benefits related to imputed interest or guaranteed payments deemed to be paid or incurred by us as a result of the TRA.
In connection with entering into the Mall Venture and a related development and acquisition agreement, a wholly-owned subsidiary of the San Francisco Venture issued a promissory note (the “Macerich Note”) to an affiliate of the Macerich Member in the amount of $65.1 million, bearing interest at 360-day LIBOR plus 2.0% (4.11% at December 31, 2017). Upon completion of certain conditions, including the conveyance of land related to the retail project to the Mall Venture, the Macerich Member, in several steps, will cause the Macerich Note to be distributed to us, resulting in the extinguishment of the Macerich Note. Alternatively, under the terms of the Mall Venture and Mall DAA, if the San Francisco Venture or the Lennar-CL Venture fail to achieve certain milestones, including the conveyance to the joint venture of the land for the mall on or prior to December 31, 2017, subject to certain extensions, Macerich will have the right to terminate the joint venture, require us to repay the Macerich Note and 50% of certain additional termination fees (the remainder would be paid by the Lennar-CL Venture). The additional termination fees, in addition to other amounts, include an amount equal to the incurred but unpaid interest on the Macerich Note. The unpaid interest totaled approximately $6.8 million as of December 31, 2017. The San Francisco Venture had not conveyed the land for the mall to the Mall Venture as of December 31, 2017. However, as of December 31, 2017, we deemed the possibility of repayment remote because, at that time, we were continuing redesign efforts and evaluating certain milestones, including the timing of the conveyance to the Mall Venture of the land for the mall, with the members of the Mall Venture. In light of the rapidly evolving retail landscape, subsequent to December 31, 2017 we have been evaluating, together with the members of the Mall Venture, the viability of the mall at the site and have been exploring potential alternative configurations of the site. At this time, the development plan for the site and any related impact on the joint venture are uncertain.
Holders of the management company’s Class B interests (an affiliate of Lennar, Emile Haddad, and FPC-HF Venture I) are entitled to receive all distributions, up to a maximum of $9.0 million, from the management company that are attributable to any contingent payments that may be received by the management company from the Great Park Venture pursuant to a cash flow participation agreement.
We have future payments for contributions related to our defined benefit pension plan, which we estimate will include contributions of $0.5 million over the next twelve months. In 2004, our defined benefit pension plan was amended to cease future benefit accruals for services provided by participants of the plan and to close the plan to new participants.

We have $7.7 million of initiation fee refund obligations for our golf operations. Each initiation fee generally is fully refundable 30 years from the date a member joins the golf club or upon resignation when certain conditions are met as outlined in the membership agreement. In January 2018, we sold our golf operations to a third party. The buyer has assumed the initiation fee refund obligations as part of the consideration paid to us.

We are committed under various letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $2.4 million and $13.8 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, we had $1.4 million and $2.2 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our Revolving Credit Facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of December 31, 2017, we were using approximately $1.0 million in capacity under the Revolving Credit Facility to support LOCs.
As required by the disposition and development agreements (the “DDAs”) between the San Francisco Venture and the Office of Community Investment and Infrastructure, the successor to the Redevelopment Agency of the City and County of San Francisco (the “San Francisco Agency”), the San Francisco Venture has given two guarantees to the San Francisco Agency, limited to a maximum of $5.5 million per guaranty. In connection with the Separation Transaction, Lennar has agreed to replace one of the guarantees provided by the San Francisco Venture to the San Francisco Agency and to indemnify the San Francisco Venture for any losses incurred with respect to such guaranty. Pursuant to the DDAs, the San Francisco Venture also provided the San Francisco Agency with a guaranty of infrastructure obligations with a maximum obligation of $21.4 million in April 2014, and an additional guaranty of infrastructure obligations was made with a maximum obligation of $8.1 million in March 2016. The Company provided the San Francisco Agency with a guaranty related to construction of certain park and open space obligations with a maximum obligation of $83.7 million in June 2017 and an additional guaranty of infrastructure obligations with a maximum obligation of $79.1 million in September 2017. As a result of giving these guarantees, the Company was able to reduce its outstanding performance and completion bonds by the $79.1 million during the year ended December 31, 2017.
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the following:
Consolidation
The consolidated financial statements include our accounts, the accounts of all subsidiaries in which we have a controlling interest and the accounts of variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We examine specific criteria and use our judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s) and contracts to purchase assets from VIEs. Our consolidated financial statements include the consolidation of four VIEs, two of which were acquired in the formation transactions. The accounting policy relating to VIEs is a critical accounting policy because the determination of whether an entity is a VIE and, if so, whether we are primary beneficiary, may require us to exercise significant judgment.

Business Combinations
We account for businesses we acquire in accordance with Accounting Standards Codification Topic 805, Business Combinations. This methodology requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. Accordingly, we recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and noncontrolling interests in the acquiree, based on the fair value estimates as of the date of acquisition. Any excess of the purchase consideration over the net fair value of tangible and identified intangible assets acquired, less liabilities assumed, is recorded as goodwill. The costs of business acquisitions are expensed as incurred. These costs may include fees for accounting, legal, professional consulting and valuation specialists. Purchase price allocations may be preliminary and, during the measurement period, not to exceed one year from the date of acquisition, there may be changes in assumptions and estimates that result in adjustments to the fair values of assets acquired and liabilities assumed in the period the adjustments are determined. Contingent consideration assumed in a business combination is measured at fair value for each reporting period, and any change in the fair value, from either the passage of time or events occurring after the acquisition date, is recorded in the results of operations.
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
We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue, the complexity of estimates when utilizing the percentage-of-completion method and the significant degree of judgment in evaluating recognition criteria. As further discussed in Note 2 of our consolidated financial statements included in Item 8 of this report, the Financial Accounting Standards Board issued new guidance for revenue recognition which we adopted on January 1, 2018. The new guidance may result in management applying more judgment in identifying performance obligations, estimating the amount of variable consideration and in determining the timing of recognizing revenue. We will also be required to provide more robust disclosure on the nature of our transactions, the economic substance of the arrangements and the judgments involved.
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
We evaluate the recoverability of our investments in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, we estimate the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity and (3) our intent and ability to retain our interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” we reduce the investment to its estimated fair value.
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
Recently Issued Accounting Pronouncements and Developments
See Note 2 of our consolidated financial statements included under Item 8 of this report for a discussion of new accounting pronouncements applicable to the Company.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of December 31, 2017.
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
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk
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
As of December 31, 2017, we had outstanding consolidated indebtedness of $560.6 million, $65.1 million of which bears interest based on floating interest rates. If the relevant rates used to determine the interest rates on this floating rate indebtedness were to increase (or decrease) by 100 basis points, the interest expense would increase (or decrease) by approximately $0.7 million annually.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.
ITEM 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Point Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 30, 2018

We have served as the Company’s auditor since 2009.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31,
	2017	2016
ASSETS
INVENTORIES	$1,425,892	$1,360,451
INVESTMENT IN UNCONSOLIDATED ENTITIES	530,007	417,732
PROPERTIES AND EQUIPMENT, NET	29,656	34,409
ASSETS HELD FOR SALE, NET	4,519	—
INTANGIBLE ASSET, NET—RELATED PARTY	127,593	127,593
CASH AND CASH EQUIVALENTS	848,478	62,304
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,467	2,343
MARKETABLE SECURITIES—HELD TO MATURITY	—	20,577
RELATED PARTY ASSETS	3,158	82,411
OTHER ASSETS	7,585	6,762
TOTAL	$2,978,355	$2,114,582

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$560,618	$69,387
Accounts payable and other liabilities	167,620	114,080
Liabilities related to assets held for sale	5,363	—
Related party liabilities	186,670	221,157
Payable pursuant to tax receivable agreement	152,475	201,845
Total liabilities	1,072,746	606,469

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2017—62,314,850 shares; 2016—37,426,008 shares
Class B common shares; No par value; Issued and outstanding: 2017—81,463,433 shares; 2016—74,320,576 shares
Contributed capital	530,015	260,779
Retained earnings (accumulated deficit)	57,841	(15,394)
Accumulated other comprehensive loss	(2,455)	(2,469)
Total members’ capital	585,401	242,916
Noncontrolling interests	1,320,208	1,265,197
Total capital	1,905,609	1,508,113
TOTAL	$2,978,355	$2,114,582

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share/unit and per share/unit amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Land sales	$17,257	$9,561	$17,229
Land sales—related party	87,556	2,512	6,065
Management services—related party	22,517	16,856	—
Operating properties	12,101	10,439	12,288
Total revenues	139,431	39,368	35,582
COSTS AND EXPENSES:
Land sales	84,659	356	(2,862)
Management services	10,791	9,122	—
Operating properties	11,450	10,656	10,161
Selling, general, and administrative	122,274	120,667	27,542
Management fees—related party	—	1,716	5,109
Total costs and expenses	229,174	142,517	39,950
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	105,586	—	—
Interest income	2,577	—	—
Total other income	108,163	—	—
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	5,776	(1,356)	—
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	24,196	(104,505)	(4,368)
INCOME TAX BENEFIT	—	7,888	546
NET INCOME (LOSS)	24,196	(96,617)	(3,822)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(49,039)	(63,351)	(1,137)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$73,235	$(33,266)	$(2,685)

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE/UNIT
Basic	$1.33	$(0.89)	$(0.07)
Diluted	$0.18	$(0.89)	$(0.07)
WEIGHTED AVERAGE CLASS A SHARES/UNITS OUTSTANDING
Basic	54,006,954	37,795,447	36,613,190
Diluted	133,007,828	37,795,447	36,613,190
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE/UNIT
Basic and diluted	$0.00	$(0.00)	—
WEIGHTED AVERAGE CLASS B SHARES/UNITS OUTSTANDING
Basic and diluted	78,821,553	49,547,050	—

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
NET INCOME (LOSS)	$24,196	$(96,617)	$(3,822)
OTHER COMPREHENSIVE INCOME (LOSS):
Net actuarial gain (loss) on defined benefit pension plan	611	(332)	(189)
Reclassification of actuarial loss on defined benefit pension plan included in net income (loss)	113	91	81
Other comprehensive income (loss) before taxes	724	(241)	(108)
INCOME TAX (PROVISION) BENEFIT RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	—	(8)	32
OTHER COMPREHENSIVE INCOME (LOSS)—Net of tax	724	(249)	(76)
COMPREHENSIVE INCOME (LOSS)	24,920	(96,866)	(3,898)
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(48,737)	(63,522)	(1,165)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$73,657	$(33,344)	$(2,733)

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share/unit amounts)

	Class A Units	Class B Units	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - January 1, 2015	36,592,416	12,828,379	—	—	245,615	20,557	(2,728)	263,444	88,887	352,331
Net loss	—	—	—	—	—	(2,685)	—	(2,685)	(1,137)	(3,822)
Exchange of noncontrolling Operating Company units for Company Class A units	35,431	(35,431)	—	—	214	—	(3)	211	(211)	—
Other comprehensive loss—net of tax benefit of $32-actuarial loss on pension plan	—	—	—	—	—	—	(48)	(48)	(28)	(76)
BALANCE - December 31, 2015	36,627,847	12,792,948	—	—	$245,829	$17,872	$(2,779)	$260,922	$87,511	$348,433
Net loss	—	—	—	—	—	(33,266)	—	(33,266)	(63,351)	(96,617)
Share-based compensation expense	—	—	—	—	27,746	—	—	27,746	—	27,746
Reacquisition of share-based compensation for tax-withholding purposes	—	—	—	—	(381)	—	—	(381)	—	(381)
Conversion of Class A units to Class A common shares	(36,627,847)	—	36,627,847	—	—	—	—	—	—	—
Cancellation of Class B units	—	(12,792,948)	—	—	—	—	—	—	—	—
Sale of Class B Common Shares	—	—	—	74,320,576	470	—	—	470	—	470
Formation Transactions	—	—	798,161	—	119,208	—	388	119,596	1,241,208	1,360,804
Initial liability recognized under tax receivable agreement—net of tax benefit of $69,752	—	—	—	—	(132,093)	—	—	(132,093)	—	(132,093)
Other comprehensive loss—net of tax of $8-actuarial loss on pension plan	—	—	—	—	—	—	(78)	(78)	(171)	(249)
BALANCE - December 31, 2016	—	—	37,426,008	74,320,576	$260,779	$(15,394)	$(2,469)	$242,916	$1,265,197	$1,508,113
Net income (loss)	—	—	—	—	—	73,235	—	73,235	(49,039)	24,196
Share-based compensation expense	—	—	—	—	18,421	—	—	18,421	—	18,421
Reacquisition of share-based compensation for tax-withholding purposes	—	—	—	—	(6,480)	—	—	(6,480)	—	(6,480)
Settlement of restricted share units for Class A shares of common stock	—	—	285,670	—	—	—	—	—	—	—
Issuance of share-based compensation awards	—	—	453,172	—	—	—	—	—	—	—
Issuance of Class A common shares in initial public offering—net of underwriting discount and offering costs of $21,294	—	—	24,150,000	—	316,806	—	—	316,806	—	316,806
Issuance of Class A Common Units and related sale of Class B common shares in private placement	—	—	—	7,142,857	45	—	—	45	100,000	100,045
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	—	—	(56,216)	—	—	(56,216)	—	(56,216)
Other comprehensive income—net of tax of $0-actuarial gain on pension plan	—	—	—	—	—	—	422	422	302	724
Adjustment of Noncontrolling interest in the Operating Company	—	—	—	—	(3,340)	—	(408)	(3,748)	3,748	—
BALANCE - December 31, 2017	—	—	62,314,850	81,463,433	$530,015	$57,841	$(2,455)	$585,401	$1,320,208	$1,905,609

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,196	$(96,617)	$(3,822)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (earnings) loss from unconsolidated entities	(5,776)	1,356	—
Deferred income taxes	—	(7,888)	(546)
Depreciation and amortization	1,508	3,042	(179)
Noncash adjustment of payable pursuant to tax receivable agreement liability	(105,586)	—	—
Write-off of deferred equity offering costs	—	—	6,318
Share based compensation	18,421	27,746	—
Changes in operating assets and liabilities:
Inventories	(64,523)	(61,746)	(39,938)
Related party assets	49,253	14,230	(342)
Other assets	(923)	(479)	24,301
Accounts payable and other liabilities	59,774	11,237	(28,280)
Related party liabilities	(34,487)	(15,518)	1,115
Net cash used in operating activities	(58,143)	(124,637)	(41,373)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and certificates of deposit	876	1,574	79
Proceeds from the maturity of marketable securities	45,210	25,000	43,000
Purchase of marketable securities	(25,233)	(20,763)	(37,500)
Payment of cost sharing advances, net	—	—	(346)
Contribution to Gateway Commercial Venture	(106,500)	—	—
Cash acquired in Formation Transactions, net of consideration paid	—	3,213	—
Cash from former San Francisco Venture members in relation to Formation Transactions	30,000	90,000	—
Cash paid to former San Francisco Venture members in relation to Separation Agreement	—	(14,606)	—
Purchase of properties and equipment	(242)	(1,091)	(845)
Net cash (used in) provided by investing activities	(55,889)	83,327	4,388
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of Initial Public Offering of Class A common shares—net of underwriting discounts of $18,402	319,698	—	—
Proceeds of Class B common share offering	45	470	—
Proceeds from senior notes offering	500,000	—	—
Proceeds from issuance of Class A Common Units in private placement	100,000	—	—
Principal payment on settlement note	—	(5,000)	—
Payment of equity offering costs	(2,499)	—	(6,318)
Reacquisition of share based compensation awards for tax-withholding purposes	(6,480)	(381)	—
Payment of financing costs	(10,558)	(132)	(261)
Net cash provided by (used in) financing activities	900,206	(5,043)	(6,579)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	786,174	(46,353)	(43,564)
CASH AND CASH EQUIVALENTS—Beginning of period	62,304	108,657	152,221
CASH AND CASH EQUIVALENTS—End of period	$848,478	$62,304	$108,657
SUPPLEMENTAL CASH FLOW INFORMATION (Note 14)
See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION
Five Point Holdings, LLC, a Delaware limited liability company (the “Holding Company”) was formed on July 21, 2009. Prior to the completion of the Formation Transactions (as defined below) on May 2, 2016, the Holding Company was named Newhall Holding Company, LLC and through the operations of its subsidiaries, was primarily engaged in the planning and development of Newhall Ranch, a master-planned community located in northern Los Angeles County, California (the Holding Company together with its subsidiaries, the “Company”). Following completion of the Formation Transactions, the Company owns interests in, plans, and manages the development of multiple mixed-use, master-planned communities in coastal California, which are expected to include residential homes, commercial space, as well as retail, education and recreational elements, civic areas and parks and open spaces. In August 2017, the Company acquired an investment in a commercial office and research and development campus (the “Five Point Gateway Campus”) located on one of its master-planned communities (see Note 4).
On October 1, 2017, the Holding Company converted its operating subsidiary, Five Point Operating Company, LLC, from a Delaware limited liability company to a Delaware limited partnership named Five Point Operating Company, LP (in either instance, the “Operating Company”). The Holding Company conducts all of its operations through the Operating Company. The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company and at December 31, 2017 and 2016, the Holding Company and its wholly owned subsidiary owned approximately 58.6% and 50.4%, respectively, of the outstanding Class A Common Units of the Operating Company. The Holding Company also owned all of the outstanding Class B Common Units of the Operating Company at both December 31, 2017 and 2016.
Initial Public Offering
On May 15, 2017, the Holding Company completed an initial public offering (“IPO”) and sold 24,150,000 Class A common shares at a public offering price of $14.00 per share, which included 3,150,000 shares pursuant to the full exercise by the underwriters of their over-allotment option, resulting in gross proceeds of $338.1 million. The Holding Company used the net proceeds of the IPO to purchase 24,150,000 Class A Common Units of the Operating Company. The aggregate net proceeds to the Company after deducting underwriting discounts and commissions and before offering expenses payable by the Company, was $319.7 million.
Concurrent with the IPO, the Company completed a private placement with an affiliate of Lennar Corporation (“Lennar”) in which the Operating Company sold 7,142,857 Class A Common Units of the Operating Company at a price per unit equal to the IPO public offering price per share, and the Holding Company sold an equal number of Class B common shares at a price of $0.00633 per share. There were no underwriting fees, discounts or commissions, and aggregate proceeds from the private placement were $100.0 million. The Holding Company used the proceeds from the sale of the Class B common shares to purchase 7,142,857 Class B Common Units of the Operating Company at a price of $0.00633 per unit.
Reverse Share Split
On March 30, 2017, the board of directors of the Holding Company (the “Board”) approved, and on March 31, 2017 the Company effected, (i) a 1 for 6.33 reverse share split of issued and outstanding Class A and Class B common shares of the Holding Company, (ii) a 1 for 6.33 reverse unit split of issued and outstanding Class A and Class B Common Units of the Operating Company, and (iii) a 1 for 6.33 reverse unit split of the issued and outstanding Class A and Class B Units of the Operating Company’s consolidated subsidiary, The Shipyard Communities, LLC (the “San Francisco Venture”) (the “Reverse Split”). All share, unit, per share, and per unit amounts in the accompanying consolidated financial statements give effect to the Reverse Split for all periods presented.

Formation Transactions
On May 2, 2016, the Company completed a series of transactions (the “Formation Transactions”) pursuant to a Second Amended and Restated Contribution and Sale Agreement (the “Contribution and Sale Agreement”). The principal organizational elements of these transactions were as follows:
• The Holding Company’s limited liability company agreement was amended and restated to, among other things (i) convert the membership interests previously designated as “Class A Units” into “Class A common shares” with each Class A Unit converted into one Class A common share, (ii) terminate and cancel the membership interests designated as “Class B Units,” and (iii) create a second class of shares designated as “Class B common shares.” The holders of Class A and Class B common shares are entitled to one vote per share, and the holders of Class B common shares receive distributions per share equal to 0.03% of the per share distributions to the holders of Class A common shares;
• The Operating Company’s limited liability company agreement was amended and restated to, among other things, (i) create two classes of membership interests designated as “Class A Common Units” and “Class B Common Units,” (ii) convert all existing membership interests of the Operating Company into Class A Common Units, (iii) reflect the issuance of Class A Common Units per the Contribution and Sale Agreement, (iv) reflect the issuance of Class B Common Units to the Holding Company, and (v) appoint the Holding Company as the operating managing member;

• All noncontrolling interest members of the Company’s consolidated subsidiary Five Point Land, LLC (“FPL” formerly named Newhall Land Development, LLC) contributed to the Operating Company 7,513,807 units of FPL in exchange for 7,513,807 Class A Common Units of the Operating Company;
• The Company acquired 37.5% of the Percentage Interest (as defined in Note 4) in Heritage Fields LLC (the “Great Park Venture”), the entity that is developing Great Park Neighborhoods in Irvine, California, in exchange for 17,749,756 Class A Common Units of the Operating Company;
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
• The Company acquired all of the limited partners’ Class A interests in Five Point Communities, LP and all of the stock in its general partner, Five Point Communities Management, Inc. (together, the “Management Company”), the entities which have historically managed the development of Great Park Neighborhoods and Newhall Ranch, in exchange for 798,161 Class A common shares of the Holding Company, 6,549,629 Class A Common Units of the Operating Company, and other consideration;
• The Holding Company sold 74,320,576 Class B common shares for aggregate consideration of $0.5 million to investors holding Class A Common Units of the Operating Company and holders of Class A units of the San Francisco Venture. Each investor was entitled to purchase one Class B common share for each unit held.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation— The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of consolidation—The accompanying consolidated financial statements include the accounts of the Company and the accounts of all subsidiaries in which the Company has a controlling interest and the accounts of variable interest entities (“VIEs”) in which the Company is deemed to be the primary beneficiary. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements, or changes in influence and control over any entity, that affect the characteristics of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. All intercompany transactions and balances have been eliminated in consolidation.
The accounts and operating results of the consolidated businesses acquired in the Formation Transactions have been included in the accompanying consolidated financial statements from the acquisition date forward.
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
Concentration of risk—As of December 31, 2017, the Company’s inventories and the Company’s unconsolidated entities’ inventories and properties are all located in California. The Company is subject to risks incidental to the ownership, development, and operation of commercial and residential real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, availability of land for development, changes in tax laws, interest rate levels, availability of financing, and potential liability under environmental and other laws.
The Company’s credit risk relates primarily to cash, cash equivalents and restricted cash and certificates of deposit. Cash accounts at each institution are currently insured by the Federal Deposit Insurance Corporation up to $250,000 in the aggregate. At various times during the years ended December 31, 2017 and 2016, the Company maintained cash account balances in excess of insured amounts. The Company has not experienced any credit losses to date on its cash, cash equivalents, restricted cash and certificates of deposit, and marketable securities—held to maturity. The Company’s risk management policies define parameters of acceptable market risk and strive to limit exposure to credit risk.
Acquisitions—The Company accounts for businesses it acquires in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. This methodology requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on the fair value estimates as of the date of acquisition. Any excess of the purchase consideration over the net fair value of tangible and identified intangible assets acquired less liabilities assumed is recorded as goodwill. The costs of business acquisitions are expensed as incurred. These costs may include fees for accounting, legal, professional consulting and valuation specialists. Purchase price allocations may be preliminary and, during the measurement period, not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.
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
For acquisitions accounted for as an asset acquisition, the fair value of consideration transferred by the Company (including transaction costs) is allocated to all assets acquired and liabilities assumed on a relative fair value basis.
Noncontrolling interests—The Company presents noncontrolling interests and classifies such interests within capital, but separate from the Company’s Class A and Class B members’ capital when the criteria for permanent equity classification has been met. Noncontrolling interests in the Company represent interests held owners, excluding the Operating Company, of consolidated subsidiaries of the Operating Company, and investors in the Operating Company excluding the Holding Company. Net income or loss of the Operating Company is allocated to noncontrolling interests based on substantive profit sharing arrangements within the operating agreements, or if it is determined that a substantive profit sharing arrangement does not exist, allocation is based on relative ownership percentage of the Operating Company and the noncontrolling interests.
Revenue recognition—Revenues from land sales are recognized when a significant down payment is received, the earnings process is complete, title passes, and the collectability of any receivables is reasonably assured. When the Company has an obligation to complete development on sold property, it utilizes the percentage-of-completion method of accounting to record revenues and earnings. Under percentage-of-completion accounting, revenues and earnings are recognized based upon the ratio of development cost completed to the estimated total cost of the property sold, provided that required sales recognition criteria have been met. Estimated total costs include direct costs to complete development on the sold property in addition to indirect costs and certain cost reimbursement for infrastructure and amenities that benefit the entire project. Significant assumptions used to estimate total costs include engineering and construction estimates for such inputs as unit quantities, unit costs, labor costs, and development timelines. Currently, reimbursements received by the Company are predominantly funded from Community Facilities District (“CFD”) bond issuances, however other sources of reimbursements such as state and federal grants and tax increment financing are expected to offset development costs of the Company’s projects. The estimate of proceeds available from reimbursement sources are impacted by home sale absorption and pricing within the CFD and project area, assessed property tax values and market demand for financial instruments such as bonds issued by CFDs. Changes in estimated total cost of the property sold will impact the amount of revenue and profit recognized under percentage-of-completion accounting in the period in which they are determined and future periods. Estimated losses, if any, on sold property are recognized in the period in which such losses are determined.
Residential homesite sale agreements can contain a provision, whereby the Company would receive from builders a portion of the overall profitability of the homebuilding project after the builder has received an agreed-upon return (“profit participation”). If project profitability falls short of the participation thresholds, the Company would receive no additional revenues and has no financial obligation to the builder. Revenues from profit participation are recognized when sufficient evidence exists that the homebuilding project has met the participation thresholds and the Company has collected the profit participation or is reasonably assured of collection. The Company defers revenue on amounts collected in advance of meeting the recognition criteria. Profit participation agreements are evaluated each period to determine the portion earned and any such amounts are included in land sales in the consolidated statements of operations.
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

Impairment of assets—Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment indicators for long-lived inventory assets include, but are not limited to, significant increases in land development costs, significant decreases in the pace and pricing of home sales within the Company’s communities and surrounding areas and political and societal events that may negatively affect the local economy. For operating properties, impairment indicators may include significant increases in operating costs, decreased utilization, and continued net operating losses. If indicators of impairment exist, and the undiscounted cash flows expected to be generated by a long-lived asset are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such long-lived asset to its estimated fair value. If impairment indicators exist and it is expected that undiscounted cash flows generated by the asset are less than its carrying amount, an impairment provision is recorded to write-down the carrying amount of the asset to its fair value. The Company generally estimates the fair value of its long-lived assets using a discounted cash flow model or sales comparison approach of the underlying property or a combination thereof.
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
Share-based payments—On May 2, 2016, the Company adopted the Five Point Holdings, LLC 2016 Incentive Award Plan (the “Incentive Award Plan”), under which the Company may grant equity incentive awards to employees, consultants and non-employee directors. Share-based payments are recognized over the service period in the statement of operations based on their measurement date fair values. Forfeitures, if any, are accounted for in the period when they occur.
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
Marketable securities—The Company’s investments in marketable securities are comprised of debt securities. The Company purchases each investment with the intent and ability to hold the investment until maturity. Investments are carried at amortized cost. Amortization and accretion of premiums and discounts are included in selling, general, and administrative costs and expenses in the accompanying consolidated statements of operations. The Company evaluates securities in unrealized loss positions for evidence of other-than-temporary impairment, considering, among other things, duration, severity, and financial condition of the issuer. No other-than-temporary impairments were identified during either the year ended December 31, 2017, 2016 or 2015.
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
Held for sale classification—Assets to be disposed of together as a group in a single transaction and liabilities directly associated with those assets that will be transferred in the transaction are classified as held for sale on the Company’s consolidated balance sheet. Management evaluates certain criteria when determining held for sale classification including management’s authority to approve a disposal, management’s commitment to a plan to sell the disposal group, and the probability of completing the sale within one year. When initially classified as held for sale, assets and liabilities of assets held for sale are measured at the lower of carrying value or fair value less costs to sell. Included in the consolidated balance sheet at December 31, 2017 are assets and liabilities related to The Tournament Players Club at Valencia Golf Course that have been classified as held for sale. Assets held for sale of $4.5 million are comprised of property and equipment of $3.7 million, net of accumulated depreciation of $1.9 million, and other assets of $0.8 million. Liabilities of assets held for sale of $5.4 million consists of club membership liabilities totaling $5.3 million and other liabilities of $0.1 million. In January 2018, The Tournament Players Club at Valencia Golf Course was sold for cash proceeds of $5.9 million, and the buyer’s assumption of certain liabilities, including certain membership related liabilities. Results of operations of The Tournament Players Club at Valencia Golf Course are included in the Company’s Newhall segment. The property was operated by the Company as an amenity to the Company’s fully developed Valencia community.
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
The Company evaluates the recoverability of its investment in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” the Company reduces the investment to its estimated fair value. No other-than-temporary impairments were identified during either the year ended December 31, 2017, 2016 or 2015.
Inventories—Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized direct and indirect inventory costs include land, land in which the Company has the rights to receive in accordance with a disposition and development agreement (see Note 3), land development costs, real estate taxes, and interest related to financing development and construction. During the years ended December 31, 2017, 2016 and 2015, the Company incurred interest expense, including amortization of debt issuance costs, all of which was capitalized into inventories, of $9.4 million, $3.5 million and $1.0 million, respectively. Land development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as schools, utilities, roads, and bridges; and site costs, such as grading and amenities, to bring the land to a saleable state. General and administrative costs related to project litigation are charged to expense when incurred. Costs that cannot be clearly associated with the acquisition, development, and construction of a real estate project and selling expenses are expensed as incurred. The Company expenses advertising costs as incurred, which were $4.3 million and $3.5 million during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2015 advertising costs were not significant. Certain public infrastructure project costs incurred by the Company are eligible for reimbursement, typically, from the proceeds of CFD bond debt, state and federal grants or property tax assessments.
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

Intangible Asset—In connection with the Company’s acquisition of the Management Company (see Note 3), the Company acquired an intangible asset related to the contract value of the incentive compensation provisions of the Management Company’s development management agreement with the Great Park Venture. The Company records amortization expense over the contract period based on the pattern in which the Company expects to recognize the economic benefits from the incentive compensation.
Receivables—The Company evaluates the carrying value of receivables, which includes receivables from related parties, at each reporting date to determine the need for an allowance for doubtful accounts. As of both December 31, 2017 and 2016, the allowance for doubtful accounts was not significant.
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
The carrying amount of the Company’s financial instruments, which included cash and cash equivalents, restricted cash and certificates of deposit, marketable securities, related party assets, accounts payable and other liabilities, and certain related party liabilities approximated the Company’s estimates of fair value at both December 31, 2017 and 2016. The fair value of the Company’s notes payable (see Note 11) and related party EB-5 reimbursement obligation (see Note 10), are estimated using level 2 inputs, by discounting the expected cash flows based on rates available to the Company as of the measurement date or using third-party market quotes derived from orderly trades. At December 31, 2017, the Company’s notes payable carrying value of $560.6 million (see Note 11) was less than the Company’s estimated fair value of $568.1 million. At December 31, 2016, the estimated fair value of notes payable approximated the Company’s carrying value of $69.4 million. The carrying amounts of the Company’s other financial instruments approximates the estimated fair value due to their short-term nature.
Other than contingent consideration (see Note 3 and Note 10), the Company had no other assets or liabilities that are required to be remeasured at fair value on a recurring basis at both December 31, 2017 and 2016.

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
The Company’s estimate of the Holding Company’s annual effective tax rate is subject to change based on changes in federal and state tax laws and regulations, the Holding Company’s ownership interest in the Operating Company and the Operating Company’s ownership in the San Francisco Venture, and the Company’s assessment of its deferred tax asset valuation allowance. Cumulative adjustments are made in interim periods in which the Company identifies a change in its estimate of the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, the Company’s utilization experience with operating loss and tax credit carryforwards and tax planning alternatives are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse effect or beneficial effect on the Holding Company’s income tax provision and net income or loss in the period the determination is made. The Holding Company recognizes interest or penalties related to income tax matters in income tax expense.
Recently issued accounting pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most existing revenue recognition guidance, including industry-specific revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU No. 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017 for public entities. Further, the application of ASU No. 2014-09 permits the use of either the full retrospective approach or a modified retrospective approach that recognizes the cumulative effect of applying the new guidance at the date of application.
The Company has elected to adopt ASU No. 2014-09 on January 1, 2018 using the modified retrospective transition approach with the cumulative effect recorded as an adjustment to retained earnings. The new standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Some of the Company’s land sale contracts include contingent amounts of variable consideration in the form of revenue or profit participation and marketing fees received from the homebuilders, which have historically been recognized as revenue in the period in which the contingency has been resolved. Under the new guidance the Company will be required to recognize at the time of the land sale, and update each reporting period, an estimate of the amount of such variable consideration that the Company expects to be entitled to receive from the homebuilder. Revenue recognition under the new standard for real estate sales is largely based on the transfer of control, which will result in the Company applying more judgment in both identifying performance obligations to the customer and in determining the timing of recognizing revenue. The Company also has various development management service contracts, one of which contains variable consideration in the form of incentive compensation. Under this contract, the Company has the right to receive certain defined incentive compensation upon the achievement of certain milestones and financial results. Due to the contingent nature of the timing and the ultimate amount of incentive compensation to be received, the Company has historically recognized such revenue in the period in which the contingencies are resolved. Under the new guidance, the Company is required to include its estimate of the amount of variable consideration that the Company expects to be entitled to receive in revenue amounts that are recognized over time as management services are provided. Based on the Company’s analysis, an estimated $20 million to $25 million will be recorded to increase retained earnings as a cumulative adjustment as a result of accelerated revenue recognition from land sale and service contracts. The Company will also be required to provide more robust disclosure on the nature of the Company’s transactions, the economic substance of the arrangements and the judgments involved.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the balance sheet and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for public entities in fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. In January 2018, the FASB issued a proposed amendment to ASU 2016-02 that would allow lessors to elect, as a practical expedient, not to separate lease and nonlease components (such as services rendered) in a contract for the purpose of revenue recognition and disclosure. The practical expedient as proposed can only be applied to leasing arrangements for which (i) the timing and pattern of revenue recognition are the same for the lease and nonlease components and (ii) the combined single lease component results in classification as an operating lease. The proposed amendment also would provide for an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For leases in which the Company is the lessee, the Company will recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments. The Company is still evaluating the full impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial statements.
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
For public entities, the guidance in ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance on January 1, 2018 to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force) which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. The effective date of the standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be retrospectively adopted. Early adoption is permitted. The Company adopted this guidance on January 1, 2018. After adoption, the Company’s beginning-of-period and end-of-period total amounts shown on the statement of cash flows will include restricted cash and restricted cash equivalents.
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
The Company was a party to a cost sharing agreement related to the transactions that were consummated through the Contribution and Sale Agreement in which financial advisory, legal, accounting, tax and other consulting services were shared between the Company, the San Francisco Venture, the Great Park Venture and the Management Company. The Management Company acted as the administrative agent for all the parties. Transaction costs of $1.8 million and $0.9 million were incurred directly by the Company or allocated to the Company under the cost sharing agreement during the year ended December 31, 2016 and 2015, respectively, and is included in selling, general, and administrative expense in the accompanying consolidated statements of operations.
The San Francisco Venture
On May 2, 2016, immediately prior to completion of the Formation Transactions, the San Francisco Venture completed a separation transaction (the “Separation Transaction”) pursuant to an Amended and Restated Separation and Distribution Agreement (“Separation Agreement”) in which the equity interests in a subsidiary of the San Francisco Venture known as CPHP Development, LLC (“CPHP”) were distributed directly to the members of the San Francisco

Venture: (i) an affiliate of Lennar and (ii) an affiliate of Castlelake, LP (“Castlelake”). The principal terms of the Separation Agreement included the following:
• CPHP was transferred certain acres of land where homes were being built, as well as all responsibility for current and future residential construction on the land;
• Once a final subdivision map is recorded, title to a parking structure parcel at Candlestick Point (“CP Parking Parcel”) will be conveyed to CPHP and CPHP will assume the obligation to construct the parking structure and certain other improvements at Candlestick Point;
• CPHP was transferred the membership interest in Candlestick Retail Member, LLC, (“Mall Venture Member”), the entity that has entered into a joint venture (“Mall Venture”) with CAM Candlestick LLC (the “Macerich Member”) to build a fashion outlet retail shopping center (“Retail Project”) above and adjacent to the parking structure that CPHP is to construct on the CP Parking Parcel;
• Once a final subdivision map is recorded, the San Francisco Venture will convey to the Mall Venture the property on which the Retail Project will be built (the “Retail Project Property”); and
• CPHP assumed all of the vertical construction loans and EB-5 loan liabilities of the San Francisco Venture, subject to a reimbursement agreement for the portion of the EB-5 loans that were used to fund development of the portion of The San Francisco Shipyard and Candlestick Point that was not transferred to CPHP.
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
Contingent consideration consists of the San Francisco Venture’s obligation (through a subsidiary) to convey the Retail Project Property to the Mall Venture and the CP Parking Parcel to CPHP. The Retail Project Property is to be

conveyed pursuant to a development and acquisition agreement, dated November 13, 2014, between the Mall Venture and the San Francisco Venture’s subsidiary (the “Mall DAA”). The former owners of the San Francisco Venture retained the rights to 49.9% of the equity ownership in the Mall Venture through the Separation Agreement; therefore, the conveyance of the Retail Project Property to the Mall Venture represents additional consideration to the former owners, contingent upon the San Francisco Venture obtaining the appropriate governmental approvals required to subdivide and convey the Retail Project Property.
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

Inventories consist of land held for development and the right to receive land from the Office of Community Investment and Infrastructure, the Successor to the Redevelopment Agency of the City and County of San Francisco (the “San Francisco Agency”) in accordance with a disposition and development agreement between the San Francisco Venture’s subsidiary and the San Francisco Agency.
Accounts payable consists of payables related to normal business operations. Related party liabilities consist of (i) $102.7 million in EB-5 loan reimbursements to CPHP or its subsidiaries, pursuant to reimbursement agreements that the San Francisco Venture entered into as of May 2, 2016 to reimburse CPHP or its subsidiaries for the proceeds of the EB-5 loans that were used to fund development of the portion of The San Francisco Shipyard and Candlestick Point that were not transferred to CPHP; and (ii) $14.6 million closing cash adjustment payable to CPHP (see Note 10). The Macerich Note is a $65.1 million loan from an affiliate of the Macerich Member (see Note 11).
Management Company
The Management Company was formed in 2009 as a joint venture between Emile Haddad and an affiliate of Lennar. Since being formed, the Management Company has been engaged by the Company as an independent contractor to supervise the day-to-day affairs of the Company and the assets of its subsidiaries. The Company awarded the Management Company a 2.48% ownership interest in the Company’s subsidiary FPL in connection with its engagement as development manager as well as a seat on the Company’s Board of Managers prior to the Formation Transactions. The Management Company has also acted as development manager for the Great Park Venture, under the terms of the development management agreement. Prior to the Formation Transactions, the Management Company also held an ownership interest in the Great Park Venture through an investment in a joint venture with an affiliate of Castlelake (“FPC-HF Venture I”). In 2014, the Management Company sold the rights to 12.5% of all incentive compensation under the development management agreement to FPC-HF Venture I in exchange for its ownership interest in FPC-HF Venture I. Concurrent with and pursuant to the terms and conditions of the Contribution and Sale Agreement, the Management Company amended and restated its limited partnership agreement. Among other things, the principal organizational changes that occurred were as follows:

• Distribution of the Management Company’s ownership interest in FPC-HF Venture I (see Note 4), to its selling shareholders, Emile Haddad and an affiliate of Lennar;

• The partnership interests were converted into two classes of partnership interests, designated as Class A interests and Class B interests. Holders of the Management Company’s Class B interests are entitled to receive distributions from the Management Company equal to the amount of any incentive compensation payments the Management Company receives under the A&R DMA characterized as “Legacy Incentive Compensation.” Holders of Class A interests are entitled to all other distributions; and
• Admission of FPC-HF Venture I as a 12.5% holder of the Management Company’s Class B interests in exchange for FPC-HF Venture I’s contribution of its right to 12.5% of the Legacy Incentive Compensation, as defined and discussed in Note 10.
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

The intangible asset is a contract asset resulting from the incentive compensation provisions of the A&R DMA. The A&R DMA has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew for three additional years and then two additional years. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received. The investment in FPL, which was stepped up to fair value, will eliminate in consolidation as FPL is a consolidated subsidiary of the Company. Related party liabilities are comprised of the Class B distribution rights held by Emile Haddad, an affiliate of Lennar and FPC-HF Venture I. The Class B interests were determined to not be a substantive form of equity because the interests only entitle the holders to the Legacy Incentive Compensation payments, and does not expose the holders to the net assets or residual interest of Management Company. Class B distributions will be made when the Management Company receives Legacy Incentive Compensation payments under the A&R DMA. As of December 31, 2017, the Management Company had

received $58.3 million of the Legacy Incentive Compensation and made distributions in the same amount to the holders of Class B interests. Related party liabilities also includes an obligation to the Operating Company for $14.1 million representing 12.5% of the Non-Legacy Incentive Compensation under the A&R DMA that the Management Company previously sold to FPC-HF Venture I and that the Operating Company acquired from FPC-HF Venture I in connection with the Contribution and Sale Agreement (see Note 10). This obligation and the Operating Company’s acquired asset are eliminated in the accompanying consolidated balance sheet as of December 31, 2017.
The Company recorded revenue and losses related to the acquisition of the Management Company and the San Francisco Venture for the year ended December 31, 2017 and 2016 as follows (in thousands):

	2017	2016
Revenue	$107,864	$15,223
Loss	$(12,945)	$(11,992)

Unaudited Pro Forma Information
The pro forma financial information presents combined results of operations for the year ended December 31, 2016 and 2015, as if the Management Company and the San Francisco Venture had been acquired as of the beginning of fiscal year 2015. Nonrecurring pro forma adjustments directly attributable to the business combination include (i) share based compensation of $20.5 million, (ii) bonus expense of $12.0 million, and (iii) transaction costs of $3.3 million of which $1.8 million is recorded in the historical statement of operations. These costs were excluded from the pro forma earnings for the year ended December 31, 2016, and instead recognized in the pro forma earnings for the year ended December 31, 2015. The unaudited pro forma data presented below is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business. The pro forma revenue and net loss for the year ended December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Pro forma revenues	$45,893	$56,369
Pro forma net loss	$(69,103)	$(62,944)

4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
On May 2, 2016, concurrent with and pursuant to the terms and conditions of the Contribution and Sale Agreement, the Great Park Venture amended and restated its limited liability company agreement, which split the previous interests in Great Park Venture into two classes of interests—“Percentage Interests” and “Legacy Interests.” The pre-Formation Transaction owners of Great Park Venture retained the Legacy Interests, which entitle them to receive priority distributions in an aggregate amount equal to $476 million and up to an additional $89 million from subsequent distributions of cash depending on the performance of the Great Park Venture. In November 2017, the Great Park Venture made the first distribution to the holders of Legacy Interests in the aggregate amount of $120 million. The holders of the Percentage Interests will receive all other distributions. Pursuant to the Contribution and Sale Agreement, the Operating Company acquired 37.5% of the Percentage Interests in exchange for issuing 17,749,756 Class A Common Units in the Operating Company to an affiliate of Lennar and to FPC-HF Venture I. Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use, master planned community located in Orange County, California. The Company, through its acquisition of the Management Company, has been engaged to manage the planning, development and sale of the Great Park Neighborhoods and supervise the day-to-day affairs of the Great Park Venture. The Great Park Venture is managed by an executive committee comprised of representatives appointed by only the holders of Percentage Interest. The Company does not control the actions of the executive committee.

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

The following table summarizes the statement of operations of the Great Park Venture for year ended December 31, 2017 and for the period from the acquisition date of May 2, 2016 to December 31, 2016 (in thousands):

	2017	2016
Land sale revenues	$480,934	$22,505
Cost of land sales	(339,100)	(12,093)
Other costs and expenses	(105,772)	(82,392)
Net income (loss) of Great Park Venture	$36,062	$(71,980)
The Company’s share of net income (loss)	$13,523	$(26,992)
Basis difference (amortization) accretion	(7,763)	25,636
Equity in earnings (loss) from Great Park Venture	$5,760	$(1,356)

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Inventories	$1,089,513	$1,115,818
Cash and cash equivalents	336,313	351,469
Receivable and other assets	21,778	28,815
Total assets	$1,447,604	$1,496,102
Accounts payable and other liabilities	$225,588	$190,148
Redeemable Legacy Interests	445,000	565,000
Capital (Percentage Interest)	777,016	740,954
Total liabilities and capital	$1,447,604	$1,496,102
The Company’s share of capital in Great Park Venture	$291,381	$279,514
Unamortized basis difference	132,111	138,218
The Company’s investment in the Great Park Venture	$423,492	$417,732

Gateway Commercial Venture
On August 4, 2017, the Company entered into the Limited Liability Company Agreement of Five Point Office Venture Holdings I, LLC, a Delaware limited liability company (the “Gateway Commercial Venture”), made a capital contribution of $106.5 million to the Gateway Commercial Venture, and received a 75% interest in the venture. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.

On August 10, 2017, through its wholly owned subsidiaries, the Gateway Commercial Venture completed the purchase of the Five Point Gateway Campus located in Irvine, California. The purchase price of $443.0 million was funded using capital contributions by the members of the Gateway Commercial Venture and $291.2 million in debt financing. The financing arrangement also provides for an additional $48.0 million to be borrowed for the cost of tenant improvements, leasing expenditures and certain capital expenditures. The debt obtained by the Gateway Commercial Venture is non-recourse to the Company other than in the case of customary “bad act” or bankruptcy or insolvency events.
The following table summarizes the statement of operations of the Gateway Commercial Venture from August 4, 2017 (the date of our initial investment) to December 31, 2017 (in thousands):

Rental revenues	$9,245
Rental operating expenses	(1,091)
Depreciation and amortization	(4,504)
Interest expense	(3,629)
Net income of Gateway Commercial Venture	$21
The Company’s share of net income	$16
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of December 31, 2017 (in thousands):

Real estate and related intangible assets	$448,795
Other assets	7,211
Total assets	$456,006
Notes payable, net	$286,795
Other liabilities	27,190
Members’ capital	142,021
Total liabilities and capital	$456,006
The Company’s investment	$106,516

5.    NONCONTROLLING INTERESTS
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company and at December 31, 2017, the Holding Company and its wholly owned subsidiary owned approximately 58.6% of the outstanding Class A Common Units of the Operating Company, 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries, and records a noncontrolling interest for the remaining 41.4% of the outstanding Class A Common Units of the Operating Company.
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
Holders of Class A units of the San Francisco Venture can redeem their units at any time and receive Class A Common Units of the Operating Company on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events). If a holder requests a redemption of Class A units that would result in the Holding Company’s ownership of the Operating Company falling below 50.1%, the Holding Company has the option of satisfying the redemption with Class A common shares instead. The Company also has the option, at any time, to acquire outstanding Class A units of the San Francisco Venture in exchange for Class A Common Units of the Operating Company. The 12 month holding period for any Class A Common Units of the Operating Company issued in exchange for Class A units of the San Francisco Venture is calculated by including the period that such Class A units of the San Francisco Venture were owned. This exchange right is currently exercisable by all holders of outstanding Class A units of the San Francisco Venture.
Net (loss) income attributable to the noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in the Company held by the noncontrolling interests. The Company allocates (loss) income to noncontrolling interests based on the substantive profit sharing provisions of the applicable operating agreements.
With each exchange of Class A Common Units of the Operating Company for Class A common shares, the Holding Company’s percentage ownership interest in the Operating Company and its share of the Operating Company’s cash distributions and profits and losses will increase (see Note 6). Additionally, other issuances of common shares of the Holding Company or common units of the Operating Company results in changes to the noncontrolling interest percentage as well as the total net assets of the Company. As a result, all equity transactions result in an allocation between equity and the noncontrolling interest in the Company’s consolidated balance sheets and statements of capital to account for the changes in the noncontrolling interest ownership percentage as well as the change in total net assets of the Company.
During the year ended December 31, 2017, the Holding Company’s ownership interest in the Operating Company changed as a result of the Holding Company acquiring Class A Common Units of the Operating Company with the proceeds of the Holding Company’s IPO, the sale of Class A Common Units of the Operating Company in a private placement with Lennar, and equity transactions related to the Company’s share based compensation plan. The carrying amount of the Company’s noncontrolling interest has been adjusted by $3.7 million to reflect these changes in ownership interests during the year ended December 31, 2017. As a result of changes in ownership interest of the Operating Company due to the Formation Transactions, an adjustment to members’ capital of $119.6 million occurred during the year ended December 31, 2016. During the year ended December 31, 2015, units of the Operating Company were redeemed for Holding Company Class A Units that resulted in an allocation of $0.2 million to members’ capital.

6.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the TRA related obligation, which was $152.5 million and $201.8 million at December 31, 2017, and 2016 respectively. The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, Five Point Communities, LP and FPL, all of which have also been determined to be VIEs.
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
As of December 31, 2017, the San Francisco Venture had total combined assets of $1,074.1 million, primarily comprised of $1,063.9 million of inventories and $8.4 million in cash and total combined liabilities of $269.2 million including $177.4 million in related party liabilities and $65.1 million in notes payable.
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
As of December 31, 2017, Five Point Communities, LP and FPL had combined assets of $543.5 million, primarily comprised of $361.9 million of inventories, $127.6 million of intangibles, $3.1 million in related party assets and $12.3 million in cash, and total combined liabilities of $131.0 million, including $117.1 million in accounts payable and other liabilities and $9.1 million in related party liabilities.
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
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the years ended December 31, 2017, 2016 and 2015, respectively, there were no VIEs that were deconsolidated.

7.     PROPERTIES AND EQUIPMENT, NET
Properties and equipment as of December 31, 2017 and 2016, consisted of the following (in thousands):

	2017	2016
Agriculture operating properties and equipment	$29,689	$29,636
Golf club operating properties (see Note 2)	—	5,611
Other	4,890	5,002
Total properties and equipment	34,579	40,249
Accumulated depreciation	(4,923)	(5,840)
Properties and equipment, net	$29,656	$34,409

Depreciation expense was $1.1 million (includes $0.3 million related to golf club operating properties), $1.0 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015 respectively.

8.    INTANGIBLE ASSET, NET—RELATED PARTY
In connection with the Company’s acquisition of the Management Company (see Note 3), the Company acquired an intangible asset related to the contract value of the incentive compensation provisions of the Management Company’s development management agreement with the Great Park Venture. The carrying amount and accumulated amortization of the intangible asset as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(2,112)	(2,112)
Net book value	$127,593	$127,593

No amortization expense was recorded for the year ended December 31, 2017, as the Company did not recognize any economic benefits from incentive compensation. For the year ended December 31, 2016, the Company recorded $2.1 million of amortization expense, included in cost of management services in the accompanying consolidated statement of operations, attributed to a portion of the Legacy Incentive Compensation recognized in the period.

9.    MARKETABLE SECURITIES—HELD TO MATURITY
The Company’s investments in marketable securities is comprised of debt securities that are carried at amortized cost and are classified as “held to maturity” as the Company purchases the investments with the intent and ability to hold each investment until maturity. The cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity, using the effective interest method or a method that approximates the effective interest method. Amortization and accretion is included in selling, general, and administrative costs and expenses in the accompanying consolidated statements of operations. At December 31, 2017, the Company had no investments in marketable securities. At December 31, 2016, investments in debt securities classified as held to maturity had a total carrying value of $20.6 million and matured in one year or less from the consolidated balance sheet date.

10.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s consolidated balance sheets as of December 31, 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Assets:
Capital commitment from seller	$—	$30,000
Legacy Incentive Compensation receivable	—	43,101
Transition services agreement	—	1,356
Builder fees and other	3,158	7,954
	$3,158	$82,411
Liabilities:
EB-5 loan reimbursements	$102,692	$102,692
Contingent consideration—Mall Venture project property	64,870	64,870
Deferred land sale revenue	9,860	—
Payable to holders of Management Company’s Class B interests	9,000	52,102
Other	248	1,493
	$186,670	$221,157

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
Development Management Agreement with the Great Park Venture (Legacy Incentive Compensation Receivable)
In 2010, the Great Park Venture, the Company’s equity method investee through the Formation Transactions, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The compensation structure in place as per the development management agreement, as amended and restated, (the “A&R DMA”) consists of a base fee and incentive compensation. The base fee consists of an annual fee and a variable fee equal to general and administrative costs incurred by the Management Company on behalf of the Great Park Venture. Incentive compensation is characterized as “Legacy Incentive Compensation” and “Non-Legacy Incentive Compensation.” The Legacy Incentive Compensation consists of the following: (i) $15.2 million, which was received by the Management Company on May 2, 2016; (ii) $43.1 million received by the Management Company on January 3, 2017; and (iii) a maximum of $9 million of incentive compensation payments attributed to contingent payments made under a cash flow participation agreement the Great Park Venture is a party to. Generally, the Non-Legacy Incentive Compensation is 9% of distributions made by the Great Park Venture, as defined in the A&R DMA, excluding the distributions to the holders of Legacy Interests of $565 million (see Note 4). Due to the contingencies associated with the portion of the Legacy Incentive Compensation (maximum of $9 million) that has not been received and the Non-Legacy Incentive Compensation, no receivable was recognized at the acquisition date for these components and instead an intangible asset at fair value, was recognized at the acquisition date (see Note 3). For the year ended December 31, 2017, the Company recognized revenue from management services of $16.2 million included in management services—related party in the accompanying consolidated statement of operations related to all management fees under the A&R DMA. For the year ended December 31, 2016, the Company recognized $13.3 million related to all management fees under the A&R DMA. At December 31, 2017 and 2016, the Company had a receivable from the Great Park Venture of $2.9 million and $2.8 million, respectively, related to cost reimbursements under the A&R DMA. The current term of the A&R DMA ends in December 2021 and provides for term extensions at the mutual agreement of terms and provisions by both the Company and the Great Park Venture.
EB-5 Loan Reimbursements
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse CPHP or its subsidiaries for a portion of the EB-5 loan liabilities and related interest that were assumed by CPHP or its subsidiaries pursuant to the Separation Agreement. At both December 31, 2017 and 2016, the balance of the payable to CPHP or its subsidiaries was $102.7 million. Interest is paid monthly and totaled $4.2 million and $2.8 million for the years ended December 31, 2017 and 2016, respectively. All of the incurred interest for the years ended December 31, 2017 and 2016 was capitalized into inventories as interest on development and construction costs. The weighted average interest rate as of December 31, 2017 was 4.1%. Principal payments of $39.4 million and $63.3 million are due in 2019 and 2020, respectively.
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
Transition Services Agreement
The Operating Company has engaged a subsidiary of Lennar to provide certain services, support, and resources to the Company under a Transition Services Agreement (“TSA”). The services include the following: (i) secondment of certain Lennar subsidiary employees to the Company from May 2, 2016 to July 1, 2016;

(ii) licensing the use of certain office space; and (iii) transition services including accounting, payroll, finance, treasury, tax, employee benefits, human resources, and information technology support. The fees charged by subsidiaries of Lennar for transition services approximate the costs incurred by Lennar and its subsidiaries in providing such services and may be revised accordingly. The TSA will terminate on May 2, 2018 unless extended by written mutual agreement. For the years ended December 31, 2017 and 2016, the Company incurred $1.8 million and $1.0 million, respectively, in costs for office space licensing and transition services. As of December 31, 2017 and 2016, the Company had a related party payable of $0.2 million and a related party receivable of $1.4 million, respectively, related to the various components of the TSA.

San Francisco Bay Area Development Management Agreements
The Company has entered into development management agreements with affiliates of Lennar and Castlelake in which the Company will provide certain development management services to various real estate development projects located in the San Francisco Bay area. The agreements generally consist of a fixed management fee and in some cases a variable fee equal to general and administrative costs incurred by the Company. In most cases the management agreements terminate upon project development milestones. For the years ended December 31, 2017 and 2016, the Company recognized revenue from management services of $5.8 million and $3.5 million, respectively. Revenues related to management fees under the San Francisco Bay area development management agreements are included in management services—related party in the accompanying consolidated statements of operations.
Gateway Commercial Venture Property Management Agreement
The Company has entered into a property management agreement with Gateway Commercial Venture in which the Company will provide certain property management services to the Five Point Gateway Campus. The agreement consists of a base management fee, calculated as the greater of a determined fixed value or percentage of gross rent, plus additional fees, when applicable, pertaining to management of tenant improvements and securing tenants. For the year ended December 31, 2017, the Company recognized revenue from management services of $0.5 million and is included in management services—related party in the accompanying consolidated statement of operations.
Candlestick Point Purchase and Sale Agreements
The San Francisco Venture has entered into purchase and sale agreements with an affiliate of Lennar and Castlelake to sell 3.6 acres of land including one agreement for land where up to 390 for-sale homesites are planned to be built and one agreement for land that includes additional airspace parcels above the planned Retail Project where multi-family homesites are planned to be built. The Company is required to complete certain conditions prior to the close of escrow of the sale of the airspace parcels above the planned Retail Project, including recording the subdivision of the land and airspace parcels into separate legal parcels. The San Francisco Venture closed escrow on the first of these two sales in January 2017 resulting in gross proceeds of $91.4 million. As of December 31, 2017, the Company has deferred $9.9 million of revenue on this sale that will be recognized as the Company completes certain infrastructure improvements.
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
Development Management Agreement between FPL and the Management Company
The Company previously engaged the Management Company as an exclusive independent contractor to generally supervise the day-to-day affairs of the Company and the assets of its subsidiaries. The initial term of the management agreement commenced on July 31, 2009, and was for five years, with an option for two renewal terms of three years each. The Company elected to exercise the first renewal option in 2014. The development management fee was $5.0 million per annum in each renewal term, subject to annual increases determined by a consumer price index. The management agreement was terminated on May 2, 2016 when the Company acquired the Management Company. For the year ended December 31, 2016, development management fees were $1.7 million.

11.    NOTES PAYABLE, NET

At December 31, 2017 and 2016, notes payable consisted of the following (in thousands):

	2017	2016
7.875 % Senior Notes due 2025	$500,000	$—
Macerich Note	65,130	65,130
Settlement Note	5,000	5,000
Unamortized debt issuance costs and discount	(9,512)	(743)
	$560,618	$69,387

Senior Notes
In November 2017, the Operating Company and Five Point Capital Corp., a directly wholly owned subsidiary of the Operating Company (the “Co-Issuer” and, together with the Operating Company, the “Issuers”), offered, sold and issued $500.0 million aggregate principal amount of 7.875% unsecured senior notes due November 15, 2025 at 100% of par (the “Senior Notes”). Proceeds from the offering, after underwriting fees and offering expenses were $490.7 million. Interest on the notes is payable on May 15 and November 15 of each year, beginning May 15, 2018.
The Senior Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after November 15, 2020, at a declining call premium as set forth in the indenture governing the Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time prior to November 15, 2020, the issuers may redeem some or all of the Senior Notes at a price equal to 100% of the aggregate principal amount of the Senior Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Lastly, prior to November 15, 2020, the Issuers may redeem up to 35% of the aggregate principal amount of the Senior Notes with an amount equal to the net cash proceeds from certain equity offerings, at a redemption price equal to 107.875% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The Senior Notes are guaranteed jointly and severally, by certain direct and indirect subsidiaries of the Issuers (the “Guarantors”, other than the Co-Issuer), however the Issuers non-guarantor subsidiaries represent substantially all of the operations and total assets of the Issuers. The Senior Notes are senior in right of payment to all of the Issuers’ and Guarantors’ subordinated indebtedness, equal in right of payment with all of the Issuers’ and the Guarantors’ senior indebtedness, without giving effect to collateral arrangements in the case of secured indebtedness, effectively subordinated to any of the Issuers’ and the Guarantors’ secured indebtedness, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all of the existing and future liabilities (including trade payables but excluding intercompany liabilities) or preferred equity of each of the Operating Company’s subsidiaries that do not guarantee the Senior Notes (other than the Co-Issuer).
Macerich Note
On November 13, 2014, in connection with entering into the Mall Venture and Mall DAA, a wholly-owned subsidiary of the San Francisco Venture issued a promissory note (the “Macerich Note”) to an affiliate of the Macerich Member in the amount of $65.1 million, bearing interest at 360-day LIBOR plus 2.0% (4.11% at December 31, 2017). Upon completion of certain conditions, including the conveyance of the Retail Project Property to the Mall Venture, the Macerich Member, in several steps, will cause the Macerich Note to be distributed to the Company, resulting in the extinguishment of the Macerich Note. Alternatively, under the terms of the Mall Venture and Mall DAA, if the San Francisco Venture or the Lennar-CL Venture fail to achieve certain milestones, including the conveyance to the joint venture of the land for the mall on or prior to December 31, 2017, subject to certain extensions, Macerich will have the right to terminate the joint venture, require the Company to repay the Macerich Note and 50% of certain additional termination fees (the remainder would be paid by the Lennar-CL Venture). The additional termination fees, in addition to other amounts, include an amount equal to the incurred but unpaid interest on the Macerich Note. The unpaid interest totaled approximately $6.8 million as of December 31, 2017. The San Francisco Venture had not conveyed the land for the mall to the Mall Venture as of December 31, 2017. However, as of December 31, 2017, the Company deemed the possibility of repayment remote as the Company continued redesign efforts and evaluation of certain milestones, including the timing of the conveyance to the Mall Venture of the land for the mall, with the members of the Mall Venture. In light of the rapidly evolving retail landscape, subsequent to December 31, 2017 we have been evaluating, together with the members of the Mall Venture, the viability of the mall at the site and have been exploring potential alternative configurations of the site. At this time, the development plan for the site and any related impact on the joint venture are uncertain, but it is possible that the joint venture may be terminated or otherwise modified.
Settlement Note
The settlement note represents the settlement of an April 2011 third party dispute related to a prior land acquisition in which the Company issued a $12.5 million non-interest-bearing promissory note. At issuance, the Company recorded a discount on the face value of the promissory note at an imputed interest rate of approximately 12.8%. Amortization expense of this discount is capitalized to the Company’s inventory each period. During the years ended December 31, 2017, 2016 and 2015, the Company capitalized amortization expense of $0.5 million, $0.7 million and $1.0 million, respectively. The Company made a $5.0 million principal payment in April 2016 and as of December 31, 2017, the settlement note has one remaining principal paydown of $5.0 million due April 2018. The settlement note is secured by certain real estate assets of the Company with a carrying value of approximately $25.0 million and $24.3 million, at December 31, 2017 and 2016, respectively.
Revolving Credit Facility
In April 2017, the Company entered into the revolving credit facility (the “Revolving Credit Facility”), which initially provided for borrowings and issuances of letters of credit in an aggregate amount of up to $50 million and matured on April 18, 2019, with two options for the Company to extend the maturity date, in each case, by and additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and the lenders. On November 8, 2017, the Company amended the Revolving Credit Facility (the “Revolving Credit Facility Amendment”) to, among other things, increase the aggregate commitments to $125 million and extend the maturity date to April 18, 2020, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and the lenders. Borrowings under the Revolving Credit Facility bear interest at LIBOR plus a margin ranging from 1.75% to 2.00% based on the Company’s leverage ratio. As of December 31, 2017, no funds have been drawn on the Revolving Credit Facility, however letters of credit of $1.0 million are issued and outstanding under the Revolving Credit Facility as of December 31, 2017, thus reducing the available capacity by the outstanding letters of credit amount.

12.    TAX RECEIVABLE AGREEMENT
Simultaneous with, but separate and apart from the Formation Transactions on May 2, 2016, the Company entered into a TRA with all of the holders of Class A Common Units of the Operating Company and all the holders of Class A Units of the San Francisco Venture (as parties to the TRA, the “TRA Parties”). The TRA provides for payment by the Company to the TRA Parties or their successors of 85% of the amount of cash savings, if any, in income tax the Company realizes as a result of:
(a) Increases in the Company’s tax basis attributable to exchanges of Class A Common Units of the Operating Company for Class A common shares of the Company or cash or certain other taxable acquisitions of equity interests by the Operating Company.
After a 12 month holding period, holders of Class A Common Units of the Operating Company will be able to exchange their units for, at the Company’s option, either Class A common shares on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or cash in an amount equal to the market value of such shares at the time of exchange. The Company expects that basis adjustments resulting from these transactions, if they occur, are likely to reduce the amount of income tax the Company would otherwise be required to pay in the future.
(b) Allocations that result from the application of the principles of Section 704(c) of the Code.
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
At December 31, 2017 and 2016, respectively, the Company’s consolidated balance sheets include a $152.5 million and a $201.8 million liability for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) of the Code to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s direct or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record additional TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Furthermore, the Company may record additional liabilities under the TRA if and when TRA Parties exchange Class A Common Units of the Operating Company for the Company’s Class A common shares or other equity transactions that impact the Holding Company’s ownership in the Operating Company. During the year ended December 31, 2017, the Company adjusted its recorded TRA liability as a result of equity transactions during the period, including the IPO and private placement. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent changes to the amount of TRA liabilities recorded. At the end of the 2017, the Tax Act was enacted into law, which reduced the federal corporate tax rate from 35% to 21%. As a result of this reduction, the value of the benefit that the Company will receive from tax attributes and tax items that are the subject of the TRA was reduced and, as a result, the TRA liability was also reduced.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the years ended December 31, 2017 and 2016.

13.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development, and sale of real estate, which the Company does in the routine conduct of its business.
Operating Leases
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. The Company also leases portions of its land to third parties for agricultural operations. In August 2017, the Company entered into a 130-month full service gross lease with the Gateway Commercial Venture, a related party, and the Company will relocate its Orange County, California offices to the newly leased office space at the Five Point Gateway Campus. As of December 31, 2017, minimum lease payments to be made under operating leases with initial terms in excess of one year and minimum lease payments to be received under noncancelable leases are as follows (in thousands):

Years Ending December 31,	Rental Payments	Rental Receipts
2018	$2,758	$1,094
2019	4,837	827
2020	5,256	701
2021	5,238	—
2022	3,453	—
Thereafter	16,622	—
	$38,164	$2,622

Rent expense for the years ended December 31, 2017, 2016 and 2015, was $2.7 million, $1.8 million and $0.8 million, respectively.
Newhall Ranch Project Approval Settlement
In September 2017, the Company reached a settlement (the “Newhall Settlement”) with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Newhall Ranch’s regulatory approvals and permits (see Legal Proceedings below). The Settling Petitioners have agreed to (a) dismiss all pending claims regarding regulatory approvals and permits, (b) not oppose pending and certain future regulatory approvals, and (c) not seek protections for certain species of plants and animals under federal and state endangered species acts for specified time periods. The Company has agreed to fund certain environmental and cultural investments and protections at the Newhall Ranch project and surrounding region, including construction of a Native American cultural facility and museum, establishment of conservation programs to protect the San Fernando Valley spineflower, and establishment of an endowment to conserve endangered, threatened, and sensitive species that occur within the Santa Clara River watershed. The Company further agreed to (a) refrain from developing certain areas within Newhall Ranch and portions of the Company’s Ventura County landholdings and (b) provide construction monitoring programs and archaeological surveys designed to identify and preserve Native American cultural sites within Newhall Ranch. As of December 31, 2017, the Company has recorded a liability, included in accounts payable and other liabilities in the accompanying consolidated balance sheets, of $50.7 million associated with certain obligations of the settlement. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the Newhall Settlement. As of December 31, 2017, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $58.7 million with the final payment due in 2026. The Company did not reach a settlement with two local environmental organizations that have pending challenges to certain approvals for Newhall Ranch (the “Non-Settling Petitioners”).
Water Purchase Agreement
The Company is subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for the Company’s exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term. During the year ended December 31, 2017, the Company made a payment of $1.2 million. The annual minimum payments for years 2018 to 2022 are $1.2 million, $1.2 million, $1.3 million, $1.3 million, and $1.4 million respectively. At December 31, 2017, the aggregate annual minimum payments remaining under the initial term total $37.5 million.
Newhall Ranch Infrastructure Project
In January 2012, the Company entered into an agreement with Los Angeles County, in which the Company will finance up to a maximum of $45.8 million for the construction costs of an interchange project that Los Angeles County is managing. The interchange project is a critical infrastructure project that will benefit Newhall Ranch. As of December 31, 2017, the Company has made aggregate payments of $37.0 million, including a payment of $15.0 million made during the year ended December 31, 2017. The interchange project is expected to be completed in 2018. There is also a provision for the Company to pay Los Angeles County interest on defined unreimbursed construction costs incurred prior to the reimbursement payment. Upon the final payment, Los Angeles County will credit the Company, in the form of bridge and thoroughfare construction fee district fee credits, an amount equal to the Company’s actual payments, exclusive of any interest payments. These credits are eligible for application against future bridge and thoroughfare fees the Company may incur. At December 31, 2017 and 2016, the Company had $5.6 million and $16.4 million, respectively, included in accounts payable and other liabilities in the accompanying consolidated balance sheets, representing unreimbursed construction costs payable to Los Angeles County.
Agreement Regarding Mall Venture
On May 2, 2016, the Company entered into an agreement with CPHP pursuant to which, upon completion of the Retail Project, CPHP will contribute all of its interests in the Mall Venture Member to the Operating Company in exchange for 2,917,827 Class A Common Units of the Operating Company. Additionally, CPHP will purchase an equal amount of Class B common shares from the Holding Company at a price of $0.00633 per share. If the Company or CPHP fail to achieve certain milestones, including the conveyance to the Mall Venture of the Retail Project Property on or prior to December 31, 2017, subject to certain extensions, Macerich will have the right to terminate the joint venture, require the Company to repay the $65.1 million Macerich Note and to pay 50% of certain termination fees (the remainder would be paid by CPHP). However, the Company would no longer be obligated to transfer the Retail Project Property to the Retail Project or the CP Parking Parcel to CPHP and instead would be obligated to issue 436,498 Class A Common Units of the Operating Company to CPHP and CPHP will purchase an equal amount of Class B common shares from the Holding Company at a price of $0.00633 per share. The Retail Project Property had not been conveyed to the Mall Venture as of December 31, 2017. In light of the rapidly evolving retail landscape, subsequent to December 31, 2017 we have been evaluating, together with the members of the Mall Venture, the viability of the mall at the site and have been exploring potential alternative configurations of the site. At this time, the development plan for the site and any related impact on the Mall Venture are uncertain.
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
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $79.9 million and $62.8 million as of December 31, 2017 and December 31, 2016, respectively.
San Francisco Shipyard and Candlestick Point Disposition and Development Agreement
The San Francisco Venture is a party to a disposition and development agreement with the San Francisco Agency in which the San Francisco Agency will convey portions of The San Francisco Shipyard and Candlestick Point owned or acquired by the San Francisco Agency to the San Francisco Venture for development. The San Francisco Venture will reimburse the San Francisco Agency for reasonable costs and expenses actually incurred and paid by the San Francisco Agency in performing its obligations under the disposition and development agreement. The San Francisco Agency can also earn a return of certain profits generated from the development and sale of The San Francisco Shipyard and Candlestick Point if certain thresholds are met. As of December 31, 2017 the thresholds have not been met.
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
Letters of Credit
At December 31, 2017 and December 31, 2016, the Company had outstanding letters of credit totaling $2.4 million and $13.8 million, respectively. These letters of credit were issued to secure various development and financial obligations. At December 31, 2017 and December 31, 2016, the Company had restricted cash and certificates of deposit of $1.4 million and $2.2 million pledged as collateral under certain of the letters of credit agreements.
Legal Proceedings
California Department of Fish and Wildlife Permits
In January 2011, petitioners Center for Biological Diversity, California Native Plant Society, and Wishtoyo Foundation/Ventura Coastkeeper, Santa Clarita Organization for Planning and the Environment (“SCOPE”) and Friends of the Santa Clara River filed a complaint in Los Angeles County Superior Court (“Superior Court”) challenging the validity of certain aspects of the environmental impact report (“EIR”) portion of the EIR/Environmental Impact Statement (“EIR/EIS”) for the Newhall Ranch project. In November 2015, following lower court proceedings, the California Supreme Court (“Supreme Court”) reversed the Court of Appeal’s judgment on three issues raised in the case, namely: (i) the EIR’s greenhouse gas ("GHG") emissions significance findings, (ii) the EIR’s mitigation measures for a protected fish species (“Stickleback”), and (iii) the timeliness of public comments on impacts to cultural resources and another sensitive fish species; and remanded to the Court of Appeal for reconsideration and new decision. In July 2016, after the remand, the Court of Appeal issued a new decision in favor of CDFW and the Company as to the public comment issues. After further proceedings, the Court of Appeal remitted the case to the trial court, and that court issued the judgment and writ of mandate proposed by the

California Department of Fish and Wildlife (“CDFW”) as to the GHG and Stickleback issues. In February 2017, petitioners filed a notice of appeal challenging the scope of the trial court’s judgment and writ. In the interim, and in response to the Supreme Court's decision, CDFW conducted additional analysis on the GHG and Stickleback issues and, in June 2017, reapproved the EIR and Newhall Ranch project. Thereafter, the Court of Appeal issued an opinion affirming the scope of the trial court’s judgment and writ in favor of CDFW and the Company.
In September 2017, petitioners Center for Biological Diversity, California Native Plant Society, and Wishtoyo Foundation/Ventura Coastkeeper (collectively, “Settling Petitioners”) settled all of their respective claims in the case, leaving only two petitioners, SCOPE and Friends of the Santa Clara River (collectively, “Non-Settling Petitioners”). In October 2017, the two Non-Settling Petitioners objected to CDFW’s June 2017 reapproval of the Newhall Ranch EIR and project. The remaining action required to conclude this litigation is resolution of the Non-Settling Petitioners’ objections to CDFW’s request to discharge the trial court’s writ having complied with it. Until such objections are resolved, the Company cannot predict the final outcome of this matter.
Landmark Village and Mission Village
The Los Angeles County Board of Supervisors (“BOS”) approved the Newhall Ranch Landmark Village and Mission Village EIRs and permits in late 2011 and 2012. In 2012, petitioners filed two petitions (one for each village development) in the Superior Court challenging such approvals under certain state environmental and planning and zoning laws. In 2014, the Superior Court issued decisions in favor of the County and the Company, and in 2015, the Court of Appeal affirmed the Superior Court’s decisions in full. Petitioners then filed a petition for review, and in 2015, the Supreme Court granted petitioners’ request to review Los Angeles County’s GHG analysis, but ordered that further proceedings in the two actions be deferred pending disposition of the related GHG issue in the CDFW action noted above.
After the Supreme Court decision invalidating the GHG findings in the related CDFW action, in 2016, the Court of Appeal issued new decisions reversing the trial court judgments to the sole extent that Los Angeles County’s EIR did not support its GHG significance impact finding. The matters were remitted to the trial court and that court issued the judgment and writ requested by Los Angeles County. In May 2017, petitioners filed a notice of appeal challenging the scope of the trial court’s judgment and writ.
In July 2017, the BOS certified the final additional environmental analyses and reapproved the Landmark Village and Mission Village projects and related permits. In September 2017, Los Angeles County advised the trial court it had taken the actions required to fully comply with CEQA, the Fish and Game Code, and the writ, and requested that the Superior Court to discharge the writs. As explained in further detail below, the two Non-Settling Petitioners filed a new action challenging Los Angeles County’s reapproval of the additional environmental analyses and the Landmark Village and Mission Village projects and related permits.
As with the CDFW action above, in September 2017, the Settling Petitioners settled all of their respective claims in the Landmark Village and Mission Village cases with the Company, leaving only the two Non-Settling Petitioners.
In October 2017, the two Non-Settling Petitioners objected to Los Angeles County’s return to the writs, raising the same issues as to the scope of the trial court’s writ as they raised in the related CDFW action. As requested by the County and the Company, the trial court deferred its ruling on the Non-Settling Petitioners’ objections until the Court of Appeal’s opinion in the related CDFW action had been finalized and that court issued an opinion resolving the Landmark Village and Mission Village appeals as to the scope of the writs. As discussed above, in March 2018, the Supreme Court denied the Non-Settling Petitioners’ petition to review the Court of Appeal's decision in the CDFW action. The parties are now awaiting issuance of the related Court of Appeal opinions as to the scope of the writs in the Landmark Village and Mission Village cases. Based on currently available information, the opinions are expected to be issued in or before June 2018. The Company cannot predict the outcome of these matters until the Court of Appeal’s opinion is final.
Landmark Village/Mission Village
In August 2017, the two Non-Settling Petitioners filed a new petition for writ of mandate in the Superior Court. The petition challenges Los Angeles County’s July 2017 approvals of the Mission Village and Landmark

Village environmental analyses and the two projects based on claims arising under CEQA and the California Water Code. Until a trial court decision has been rendered, the Company cannot predict the outcome of this matter.
Other Permits
In August 2011, the Corps approved the EIS portion of the joint EIS/EIR and issued its provisional Section 404 Clean Water Act authorization (the “Section 404 Permit”) for the Newhall Ranch project. In September 2012, the Los Angeles Regional Water Quality Control Board (the “Regional Board”) unanimously adopted final Section 401 conditions and certified the Section 404 Permit. In October 2012, petitioners Center for Biological Diversity and Wishtoyo Foundation/Ventura Coastkeeper filed a petition for review and reconsideration of the Regional Board’s actions to the State Water Resources Control Board (“State Board”); however, that petition was withdrawn in September 2017 as part of the settlement referenced above in this action and the CDFW, Landmark Village, and Mission Village actions. On October 19, 2012, after consulting with the U.S. Environmental Protection Agency (the “USEPA”), the Corps issued the final Section 404 Permit.
In July 2014, plaintiffs, the Settling Petitioners and the Non-Settling Petitioners, filed a complaint against the Corps and the USEPA in the U.S. District Court, Central District of California (Los Angeles) (“U.S. District Court”). The complaint alleged that those two federal agencies violated various environmental and historic preservation laws in connection with the Section 404 Permit and requested, among other things, that the U.S. District Court vacate the federal agencies’ approvals and prohibit construction activities pending compliance with federal law. The Company was granted intervenor status by the U.S. District Court in light of its interests as the landowner and holder of the Section 404 Permit. In June 2015, the U.S. District Court issued a favorable order granting the Corps’ and the Company’s motions for summary judgment and denying plaintiffs’ summary judgment motion. In September 2015, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”). The Ninth Circuit briefing is completed and oral argument occurred in February 2017.
Consistent with the terms of the settlement in this action and the CDFW, Landmark Village, and Mission Village actions, the Settling Petitioners moved to dismiss their claims on appeal and withdraw from the District Court litigation. In October 2017, the Ninth Circuit granted the motion to dismiss the appeal and the claims with prejudice as to the Settling Petitioners. The Ninth Circuit then ordered supplemental briefs to explain the impact of the dismissal, if any, on the remaining claims. The Corps and the Company, on the one hand, and the two Non-Settling Petitioners, on the other hand, filed supplemental briefs pursuant to the Court’s order. The Ninth Circuit has not yet issued its decision. Until a decision has been made by the Ninth Circuit, the Company cannot predict the outcome of this matter.
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

14.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$4,211	$2,807	$—

NONCASH INVESTNG AND FINANCING ACTIVITIES:
Contingent consideration related to acquisition of the San Francisco Venture (see Note 3)	$—	$64,870	$—
Accrued deferred equity and debt offering costs	$—	$1,038	$—
Capital issued in acquisition of interest in the Management Company (see Note 3)	$—	$173,488	$—
Capital issued in acquisition of interest in the San Francisco Venture (see Note 3)	$—	$8,939	$—
Capital issued in acquisition of interest in the Great Park Venture	$—	$419,088	$—
Capital issued in purchase of rights to 12.5% of Non-Legacy Incentive Compensation from FPC-HF Venture I (see Note 3)	$—	$14,110	$—
Recognition of TRA liability	$56,216	$201,845	$—

15.    SEGMENT REPORTING
As of and for the year ended December 31, 2017, the Company’s reportable segments consist of:
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
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of December 31, 2017, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounts for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting in the Formation Transactions. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers in addition to management services provided by the Company to the Great Park Venture.
• Commercial—includes Five Point Gateway Campus, an office and research and development campus within the Great Park Neighborhoods, consisting of four newly constructed buildings. Two of the four buildings are leased to one tenant under a 20-year triple net lease which commenced in August 2017. The Company and a subsidiary of Lennar have entered into separate 130-month full service gross leases. This segment also includes property management service provided by the Management Company to the Gateway Commercial Venture, the entity that owns the Five Point Gateway Campus. As of December 31, 2017, the Company had a 75% interest in the Gateway Commercial Venture and accounts for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture.

 Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	For the year ended December 31, 2017
	(in thousands)
	Newhall	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture (1)	Removal of Gateway Commercial Venture	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations (2)	Corporate and unallocated (3)	Total Consolidated
Revenues	$31,568	$91,187	$497,173	$9,682	$629,610	$(480,934)	$(9,245)	$—	$—	$—	$—	$139,431
Depreciation and amortization	553	316	—	4,504	5,373	—	(4,504)	—	—	—	185	1,054
Interest income	3	—	2,226	—	2,229	(2,226)	—	—	—	—	2,574	2,577
Interest expense	—	—	—	3,628	3,628	—	(3,628)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	(12,358)	(19,268)	42,219	458	11,051	(36,061)	(21)	5,760	16	—	43,451	24,196
Other significant items:
Segment assets	444,407	1,123,266	1,578,142	456,292	3,602,107	(1,447,604)	(456,006)	423,492	106,516	(80,890)	830,740	2,978,355
Inventory assets and real estate related assets, net	361,943	1,063,949	1,089,513	448,795	2,964,200	(1,089,513)	(448,795)	—	—	—	—	1,425,892
Expenditures for long-lived assets (4)	84,024	62,188	311,932	446,072	904,216	(311,932)	(446,072)	—	—	—	1	146,213

	For the year ended December 31, 2016
	(in thousands)
	Newhall	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture (1)	Removal of Gateway Commercial Venture	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations (2)	Corporate and unallocated (3)	Total Consolidated
Revenues	$22,044	$3,999	$35,830	$—	$61,873	$(22,505)	$—	$—	$—	$—	$—	$39,368
Depreciation and amortization	492	195	2,113	—	2,800	—	—	—	—	—	58	2,858
Interest income	91	—	11,723	—	11,814	(11,723)	—	—	—	—	77	168
Segment loss/net loss	(22,703)	(14,204)	(67,668)	—	(104,575)	71,980	—	(1,356)	—	—	(62,666)	(96,617)
Other significant items:
Segment assets	416,445	1,134,196	1,669,679	—	3,220,320	(1,496,102)	—	417,732	—	(69,462)	42,094	2,114,582
Inventory assets	280,377	1,080,074	1,115,818	—	2,476,269	(1,115,818)	—	—	—	—	—	1,360,451
Expenditures for long-lived assets (4)	21,686	42,113	123,008	—	186,807	(123,008)	—	—	—	—	461	64,260

	For the year ended December 31, 2015
	(in thousands)
	Newhall	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture (1)	Removal of Gateway Commercial Venture	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations (2)	Corporate and unallocated (3)	Total Consolidated
Revenues	$35,582	$—	$—	$—	$35,582	$—	$—	$—	$—	$—	$—	$35,582
Depreciation and amortization	722	—	—	—	722	—	—	—	—	—	—	722
Interest income	246	—	—	—	246	—	—	—	—	—	—	246
Segment profit/net loss	3,188	—	—	—	3,188	—	—	—	—	—	(7,010)	(3,822)

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s operating results and balances that are included in the Great Park segment and Commercial segment operating results and balances, respectively, but are not included in the Company’s consolidated results and balances.
(2) Represents intersegment balances that eliminate in consolidation.
(3) Corporate and unallocated activity is primarily comprised of corporate general, and administrative expenses and income taxes. Corporate and unallocated assets consist of cash, marketable securities, receivables, and deferred equity offering and financing costs.
(4) Expenditures for long-lived inventory assets are net of cost reimbursements and include noncash project accruals and capitalized interest.

Lennar and several of its affiliates represented one of the Company’s major customers for the years ended December 31, 2017, 2016 and 2015, and accounted for approximately $93.4 million or 67%, $6.0 million or 15% and $6.1 million or 17%, respectively, of total consolidated revenues. These revenues represented land sales and management services revenues, and were reported in the Newhall and San Francisco segments. The Great Park Venture represented another of the Company’s major customers for the years ended December 31, 2017 and 2016, and accounted for approximately $16.2 million or 12% and $13.3 million or 34%, respectively, of total consolidated revenues. These revenues represented management services revenues and were reported in the Great Park segment.

16.     SHARE-BASED COMPENSATION
On May 2, 2016, the Board of the Company authorized and approved the Company’s Incentive Award Plan. In doing so, the Board authorized the issuance of up to 8,500,822 Class A common shares of the Holding Company under the Incentive Award Plan. The Incentive Award Plan provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the Incentive Award Plan) and performance share awards. As of December 31, 2017, there were 5,697,244 remaining Class A common shares available for future issuance under the Incentive Award Plan.
Restricted Share Units
As part of the authorization and approval of the Incentive Award Plan on May 2, 2016, the Board of the Company also authorized and approved the issuance, grant, and delivery of up to 2,350,406 Restricted Share Units (“RSUs”), all of which have been granted as of December 31, 2017. A portion of the RSUs were granted to management and had no requisite service period and were fully vested at the grant date. The remaining portion of the RSUs were granted to management and non-employee consultants and are subject to three or four year vesting terms. All of the RSUs settle on a one-for-one basis in Class A common shares in four equal annual installments with the first settlement having occurred on January 15, 2017. The RSUs may not be sold or transferred prior to settlement. In general, RSUs which have not vested are forfeited upon termination of employment or consulting arrangements. No RSUs were forfeited during the year ended December 31, 2017. The Company measured the value of RSUs at fair value by applying a discount against the estimated fair value of the Company’s underlying outstanding Common shares attributed to a lack of marketability of the RSUs due to the deferred settlement dates. The Company utilized the Protective Put, Finnerty Put and the Asian Put models as well as certain market inputs to calculate the discount for post-vesting restrictions. The discount applied to the RSUs ranged from 12% to 19%. The Company amortizes the fair value of outstanding RSUs as share-based compensation expense over the requisite service period, if any, on a straight-line basis.

In January 2017, in connection with the first settlement of RSUs, the Company reacquired 282,555 vested RSUs for $6.5 million for the purpose of settling tax withholding obligations of employees.
Restricted Shares

In January 2017, the Company granted 396,028 restricted shares to executive officers of the Company, entitling the holders to non-forfeitable dividends. The restricted shares vest in three equal annual installments beginning in January 2018. In general, the restricted shares which have not vested are forfeited upon termination of employment. No restricted shares were forfeited during the year ended December 31, 2017. The Company measured the fair value of the restricted shares based on the estimated fair value of the Company’s underlying Class A common shares determined using a discounted cash flow analysis. The inputs utilized in the Company’s estimate were selected by the Company based on information available to the Company, including relevant information obtained after the measurement date, as to the assumptions that market participants would make at the measurement date. The Company amortizes the grant date fair value over the requisite service period on a straight-line basis.
Share Payments
In September 2017, the Company granted 57,144 Class A common shares to certain directors as compensation for service on the Board. The shares were fully vested on the grant date. The fair value of the compensation was determined based on the closing market price of the Company’s Class A common shares on the grant date.
The following table summarizes share-based equity compensation activity for the years ended December 31, 2017 and 2016:

	Share Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	—	$—
Granted	2,350	$19.81
Vested	(1,045)	$19.62
Nonvested at December 31, 2016	1,305	$20.00
Granted	453	$15.52
Vested	(673)	$19.26
Nonvested at December 31, 2017	1,085	$18.57

Share-based compensation expense was $18.5 million for the year ended December 31, 2017 and $27.7 million for the year ended December 31, 2016. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Approximately $6.2 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted–average period of 1.9 years from December 31, 2017. The estimated fair value at vesting of share-based awards that vested during the years ended December 31, 2017 and 2016 was $10.5 million and $20.5 million, respectively.

17.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. Generally, all associates were eligible to participate in the Retirement Plan after one year of employment and attainment of age 21. Participants’ benefits equal (a) plus (b) plus (c), not less than the greater of (d) and (e):

a.
1.35% of the participant’s average monthly compensation up to Social Security-covered compensation, plus 2%of average monthly compensation in excess of covered compensation, all times credited service through December 31, 1996, up to 30 years.

b.
1.08% of the participant’s average monthly compensation up to Social Security-covered compensation, plus 1.60% of average monthly compensation in excess of covered compensation, all times credited service after December 31, 1996. Credited service for (a) and (b) cannot exceed 30 years.

c.	The employee provided benefit based on the participant’s contribution account.

d.	For employees who were participants as of January 1, 1985, $11 per month for each year of service up to a maximum of 30 years of service.

e.	The accrued benefit as of December 31, 1988, under the terms of the plan in effect on that date.
On January 30, 2004, associates participating in the Retirement Plan received notice that the Retirement Plan was amended to cease future benefit accruals effective March 17, 2004. The amendment did not affect any benefit earned for service through March 17, 2004, for all existing and retired associates.
The Company’s contribution to the Retirement Plan is determined by consulting actuaries on the basis of customary actuarial considerations, including total covered payroll of participants, benefits paid, earnings, and appreciation in the Retirement Plan’s funds. The Company’s funding policy is to contribute no more than the maximum tax-deductible amount.
The Retirement Plan’s funded status and amounts recognized in the Company’s consolidated financial statements for the Retirement Plan as of and for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Change in benefit obligation:
Projected benefit obligation—beginning of year	$20,919	$20,471
Interest cost	818	859
Benefits paid	(929)	(631)
Actuarial loss	814	220
Projected benefit obligation—end of year	$21,622	$20,919
Change in plan assets:
Fair value of plan assets—beginning of year	$16,778	$15,774
Actual gain on plan assets	2,450	894
Employer contributions	530	741
Benefits paid	(929)	(631)
Fair value of plan assets—end of year	$18,829	$16,778
Funded status	$(2,793)	$(4,141)
Amounts recognized in the consolidated balance sheet—liability	$2,793	$4,141
Amounts recognized in accumulated other comprehensive loss—net actuarial loss	$(4,266)	$(4,988)

The accumulated benefit obligation for the Retirement Plan was $21.6 million and $20.9 million at December 31, 2017 and 2016, respectively.

The components of net periodic benefit and other amounts recognized in accumulated other comprehensive loss as of December 31, 2017, 2016 and 2015, are as follows (in thousands):

	2017	2016	2015
Net periodic benefit:
Interest cost	$818	$859	$817
Expected return on plan assets	(1,024)	(1,007)	(1,042)
Amortization of net actuarial loss	113	91	81
Net periodic benefit	(93)	(57)	(144)
Adjustment to accumulated other comprehensive loss:
Net actuarial (gain) loss	(611)	332	189
Amortization of net actuarial loss	(113)	(91)	(81)
Total adjustment to accumulated other comprehensive loss	(724)	241	108
Total recognized in net periodic benefit and accumulated other comprehensive loss	$(817)	$184	$(36)

Net actuarial losses of $0.1 million are estimated to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year.
The weighted-average assumptions used to determine benefit obligations as of December 31, 2017 and 2016 were as follows:

	2017	2016
Discount rate	3.55%	4.10%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used to determine net periodic expense for the years ended December 31, 2017, 2016 and 2015, were as follows:

	2017	2016	2015
Discount rate	4.10%	4.35%	4.00%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	6.33%	6.32%	6.68%

To develop the long-term rate of return on assets assumption, the Company considered the current level of expected return on risk-free investments (primarily U.S. government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class.
Plan Assets—The Company’s investment policy and strategy for the Retirement Plan is to ensure the appropriate level of diversification and risk. The asset allocation targets were approximately 55% in equity investments (Standard & Poor’s Large Cap Index Funds, Small Cap Equity, Mid Cap Equity, and International Equity) and approximately 45% in fixed-income investments (U.S. bond funds and domestic fixed income). In accordance with the policy, the Retirement Plan assets are monitored and the investments rebalanced quarterly if there was more than 5% deviation from target allocation for the Retirement Plan. The Retirement Plan’s assets consist of pooled or collective investment funds that have more than one investor. The Retirement Plan estimates the fair value of its interest in such funds at a net asset value (“NAV”) per unit reported by the trustee. The NAV per unit is the result of accumulated values of the underlying investments held by the fund, which are valued daily. NAV is utilized by the Company as a practical expedient as of the consolidated balance sheet date. No adjustments were made to the NAV of the funds. The Retirement Plan’s assets may be redeemed at the NAV per unit with no restrictions.

The Retirement Plan’s assets at fair value as of December 31, 2017 and 2016, are as follows (in thousands):

Asset Category	2017	2016
Pooled and/or collective funds:
Equity funds:
Large cap	$6,068	$5,058
Mid cap	1,197	1,022
Small cap	1,777	1,597
International	2,060	1,621
Fixed-income funds—U.S. bonds and short term	7,727	7,480
Total	$18,829	$16,778

The Company expects to contribute $0.5 million to the Retirement Plan in 2018 and expects future benefit payments to be paid as follows (in thousands):

2018	999
2019	968
2020	2,267
2021	930
2022	1,472
2023-2026	9,980
$16,616

Employee Savings Plan—The Company has an employee savings plan under Section 401(k) of the Internal Revenue Code, which is available to all eligible associates. Certain associate contributions may be supplemented by the Company. The Company’s contributions were $0.7 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

18.    INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.
Upon formation, the Holding Company elected to be treated as a corporation for U.S. federal, state, and local tax purposes. All operations are carried on through the Holding Company’s subsidiaries, the majority of which are pass-through entities that are generally not subject to federal or state income taxation, as all of the taxable income, gains, losses, deductions, and credits are passed through to the partners. The Holding Company is responsible for income taxes on its allocable share of the Operating Company’s income or gain.
The (expense) benefit for income taxes for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Deferred income tax (expense) benefit:
Federal	$(28,643)	$13,021	$1,006
State	(6,501)	3,826	279
Total deferred income tax (expense) benefit	(35,144)	16,847	1,285
Decrease (increase) in valuation allowance	35,146	(8,901)	—
Expiration of unused loss carryforwards	(2)	(58)	(739)
(Expense) benefit for income taxes	$—	$7,888	$546

Due to the Holding Company generating federal and state tax losses, the Holding Company had no current federal or state income tax provision for the years ended December 31, 2017, 2016 and 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences are as follows (in thousands):

	2017	2016
Deferred tax assets
Net operating loss carryforward	$91,742	$110,433
Tax receivable agreement	42,668	82,256
Other	1,043	1,410
Valuation allowance	(7,891)	(15,707)
Total deferred tax assets	127,562	178,392
Deferred tax liabilities-investments in subsidiaries	(127,562)	(178,392)
Deferred tax asset, net	$—	$—

As a result of business combination accounting, the Holding Company’s investment balance related to its investment in the Operating Company increased by approximately $170.4 million over the Holding Company’s tax basis in the Operating Company. As a result of this temporary basis difference, the Holding Company recorded a deferred tax liability of $69.5 million on the acquisition date of May 2, 2016.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on the available evidence; it is more likely than not that such assets will not be realized. In the continual assessment of the requirement for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Holding Company’s experience with loss carryforwards not expiring unused; and tax-planning alternatives. The amount of the valuation allowance recorded against the deferred tax asset could be adjusted if there are changes to the positive and negative factors discussed above.

At December 31, 2015, the Holding Company did not have a valuation allowance. As a result of the Holding Company’s assessment of positive and negative evidence, it was determined that a valuation allowance of $12.5 million should be recognized directly to contributed capital in connection with the initial recording of the TRA liability and the associated deferred tax asset. Following that assessment, the valuation allowance was reduced by $5.7 million associated with an increase in deferred tax liabilities resulting from the issuance of RSUs; during the balance of the year ended December 31, 2016, the Holding Company recognized an additional valuation allowance of $8.9 million as a component of deferred income tax benefit. During the year ended December 31, 2017, the valuation allowance decreased by $29.8 million and $5.3 million as a result of operating income and a decrease in deferred taxes attributable to federal tax rate reductions enacted as part of the Tax Cuts and Jobs Act, respectively. Also during 2017, the valuation allowance increased by $27.3 million as a result of deferred taxes established through adjustments to contributed capital principally associated with increases in the payable pursuant to the tax receivable agreement. The net decrease in the valuation allowance for the year ended December 31, 2017 is $7.8 million.
With the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), the corporate federal income tax rate dropped from 35% to a flat 21% rate effective January 1, 2018. The SEC staff issued the Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act and provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
As of December 31, 2017, we have completed the majority of our accounting for the tax effects of the Tax Act. As a result of the rate change, the Company was required to revalue its deferred tax asset at December 31, 2017 and recorded a provisional adjustment to reduce its value by $5.3 million, which is included in the tax provision for 2017. The provisional amount recorded is subject to revisions as we complete our analysis of the Tax Act, correct and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Our accounting for the tax effects of the Tax Act will be completed during the one-year enactment period.
At December 31, 2017, the Holding Company had federal tax effected NOL carryforwards totaling $70.7 million, and various state tax effected NOL carryforwards, net of federal income tax benefit, totaling $21.1 million. Federal and California NOLs may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029.
The Internal Revenue Code generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Holding Company were to experience an ownership change of more than 50%, the use of all NOLs (and potentially other built-in losses) would generally be subject to an annual limitation equal to the value of the Holding Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The Holding Company estimates that after giving effect to various transactions by members who hold a 5% or greater interest in the Holding Company, it has not experienced an ownership change as computed in accordance with Section 382. In the event of an ownership change, the Holding Company’s use of the NOLs may be limited and not fully available for realization.

With regard to the TRA (see Note 12), the Holding Company has established a liability for the payments considered probable and estimable that would be required under the TRA based upon, among other things, the book value of its assets. This liability is not currently recognized for tax purposes and will give rise to tax deductions as payments are made. Accordingly, a deferred tax asset has been reflected for the net effect of this temporary difference.

A reconciliation of the statutory rate and the effective tax rate for 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Statutory rate	35.00%	35.00%	35.00%
State income taxes-net of federal income tax benefit	5.75	5.75	5.75
Statutory federal tax rate change	21.30	—	—
Noncontrolling interests	82.58	(24.63)	(10.61)
Other	0.67	—	(0.72)
Deferred tax asset valuation allowance	(145.31)	(8.51)	—
Expiration of unused loss carryforwards	0.01	(0.06)	(16.92)
Effective rate	—%	7.55%	12.50%

At December 31, 2017 and 2016, the Holding Company did not have any gross unrecognized tax benefits, and did not require an accrual for interest or penalties.
For the year ended December 31, 2017, the Company recorded no benefit for income taxes (after application of a $35.1 million decrease in the Company’s valuation allowance). For the years ended December 31, 2016 and 2015, the Company recorded a benefit for income taxes of $7.9 million and $0.5 million, respectively, due to the Holding Company generating federal and state tax losses. The effective tax rates for the years ended December 31, 2017, 2016 and 2015, differ from the 35% federal statutory and applicable state statutory tax rates primarily due to the Company’s valuation allowance on its book losses and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture and from the expiration of unused capital loss carryforwards in 2015 and from the change in the statutory federal tax rate in 2017.
The Holding Company files income tax returns in the U.S. federal jurisdiction and in the state of California. As a result of tax net operating losses incurred by the Holding Company for the years ended December 31, 2009 through December 31, 2016, the Holding Company is subject to U.S. federal, state, and local examinations by tax authorities for the years beginning 2009 through 2016. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

19.    EARNINGS PER SHARE
The Company uses the two-class method in its computation of earnings per share. Pursuant to the terms of the Five Point Holdings, LLC Agreement, the Class A common shares and the Class B common shares are entitled to receive distributions at different rates, with each Class B common share receiving 0.03% of the distributions paid on each Class A common share. Under the two-class method, the Company’s net income available to common shareholders is allocated between the two classes of common shares on a fully-distributed basis and reflects residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, the Company determined that both classes of common shares share in the Company’s losses, and they share in the losses using the same mechanism as the distributions. For the years ended December 31, 2017 and 2016, the Company is operating in a net income and net loss position, respectively. No distributions were declared for either periods, as such, net income and losses attributable to the parent were allocated to the Class A common shares and Class B common shares at an amount per Class B common share equal to 0.03% multiplied by the amount per Class A common share. Basic income or loss per Class A common share is determined by dividing net income or loss allocated to Class A Common shareholders by the weighted average number of Class A common shares outstanding for the period. Basic income or loss per Class B common share is determined by dividing net income or loss allocated to the Class B common shares by the weighted average number of Class B common shares outstanding during the period.
Diluted income or loss per share calculations for both Class A common shares and Class B common shares contemplate adjustments to the numerator and the denominator under the if-converted method for the convertible Class B common shares, the exchangeable Class A Units of the San Francisco Venture and Class A Common Units of the Operating Company, and the treasury stock method for RSUs and restricted shares, and are included in the calculation if determined to be dilutive.

The following table summarizes the basic and diluted earnings per share/unit calculations for the year ended December 31, 2017, 2016 and 2015 (in thousands, except unit/shares and per unit/share amounts):

	2017	2016	2015
Numerator:
Net income (loss) attributable to the Company	$73,235	$(33,266)	$(2,685)
Adjustments to net income (loss) attributable to the Company	(750)	(505)	—
Net income (loss) attributable to common shareholders	$72,485	$(33,771)	$(2,685)
Numerator—basic common shares:
Net income (loss) attributable to common shareholders	$72,485	$(33,771)	$(2,685)
Net income (loss) allocable to participating securities	$(506)	$—	$—
Allocation of net income (loss) among common shareholders	$71,979	$(33,771)	$(2,685)
Numerator for basic net income (loss) available to Class A Common Shareholders/Unitholders	$71,947	$(33,755)	$(2,685)
Numerator for basic net income (loss) available to Class B Common Shareholders	$32	$(16)	—
Numerator—diluted common shares:
Net income (loss) attributable to common shareholders	$72,485	$(33,771)	$(2,685)
Reallocation of income (loss) to Company upon assumed exchange of common units	$(48,289)	$—	$—
Net income allocated to participating securities	$(69)	$—	$—
Allocation of net income (loss) among common shareholders	$24,127	$(33,771)	$(2,685)
Numerator for diluted net income (loss) available to Class A Common Shareholders/Unitholders	$24,123	$(33,755)	$(2,685)
Numerator for diluted net income (loss) available to Class B Common Shareholders	$4	$(16)	$—
Denominator:
Basic weighted average Class A common shares outstanding	54,006,954	37,795,447	36,613,190
Diluted weighted average Class A common shares outstanding	133,007,828	37,795,447	36,613,190
Basic and diluted weighted average Class B common shares outstanding	78,821,553	49,547,050	—
Basic earnings (loss) per share/unit:
Class A common shares/Unit	$1.33	$(0.89)	$(0.07)
Class B common shares	$0.00	$(0.00)	—
Diluted earnings (loss) per share/unit:
Class A common shares/Unit	$0.18	$(0.89)	$(0.07)
Class B common shares	$0.00	$(0.00)	—

Anti-dilutive potential RSUs	—	1,304,804	—
Anti-dilutive potential Class A common shares/Units (weighted average)	—	53,826,230	12,807,605

20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.5 million at both December 31, 2017 and 2016, net of tax benefits of $0.7 million and $0.3 million, respectively. At December 31, 2017 and 2016, the Company held a full valuation allowance related to the accumulated tax benefits, respectively. Accumulated other comprehensive loss of $1.8 million and $2.5 million is included in noncontrolling interests at December 31, 2017 and 2016, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $64,000, $33,000, and $35,000, net of taxes, and are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015, respectively.

21.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
	(in thousands, except per share/unit amounts)
	First	Second	Third	Fourth (1)
2017
Revenues	$92,303	$13,246	$11,619	$22,263
Income (loss) before income tax benefit	(23,124)	(24,289)	(10,311)	81,920
Net income (loss) attributable to the Company	(7,842)	(9,783)	(4,467)	95,327
Net income (loss) attributable to the Company per Class A Share/Unit (Basic)	(0.20)	(0.19)	(0.07)	1.50
Net income (loss) attributable to the Company per Class A Share/Unit (Diluted)	(0.20)	(0.19)	(0.07)	0.56
Net income (loss) attributable to the Company per Class B Share/Unit (Basic and diluted)	(0.00)	(0.00)	(0.00)	0.00
2016
Revenues	$4,498	$7,219	$11,122	$16,529
Loss before income tax benefit	(11,465)	(54,494)	(19,081)	(19,465)
Net loss attributable to the Company	(5,124)	(18,661)	(6,394)	(3,087)
Net loss attributable to the Company per Class A Share/Unit (Basic and diluted)	(0.14)	(0.50)	(0.17)	(0.08)
Net loss attributable to the Company per Class B Share/Unit (Basic and diluted)	—	(0.00)	(0.00)	(0.00)

(1) Included in the quarterly financial results for the fourth quarter of 2017 is other income of $105.6 million related to a reduction in the Company’s payable pursuant to tax receivable agreement, primarily as a result of the Tax Act’s reduction in the corporate tax rate.

ITEM 9.     Changes in and Disagreements with Accountants and Financial Disclosure

Not applicable.

ITEM 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     Other Information

Not Applicable.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers as of December 31, 2017:

Name	Age	Position
Emile Haddad	59	Chairman, President and Chief Executive Officer
Erik R. Higgins	50	Chief Financial Officer and Vice President
Michael Alvarado	52	Chief Legal Officer, Vice President and Secretary
Lynn Jochim	54	Co-Chief Operating Officer
Kofi Bonner	62	Co-Chief Operating Officer
Greg McWilliams	66	Chief Policy Officer
Rick Beckwitt	58	Director
Kathleen Brown	72	Director
William Browning	64	Director
Evan Carruthers	39	Director
Jonathan Foster	57	Director
Gary Hunt	69	Director
Jon Jaffe	58	Director
Stuart A. Miller	60	Director
Michael Rossi	74	Director
Michael Winer	62	Director

Each of our executive officers serves at the discretion of our board of directors and holds office until his or her successor is duly appointed and qualified, or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

The following is a biographical summary of the experience of our directors and executive officers.

Emile Haddad.    Mr. Haddad has been our President and Chief Executive Officer and Chairman of our board of directors since May 2016. Mr. Haddad has been a member of our board since 2009. From 2009 until May 2016, Mr. Haddad was President and Chief Executive Officer of the management company, which he co-founded. In this capacity, Mr. Haddad has been primarily responsible for investing in and managing the planning, development and operational activities for Great Park Neighborhoods, Valencia, Newhall Ranch and The San Francisco Shipyard and Candlestick Point. Prior to co-founding the management company in 2009, Mr. Haddad served as the Chief Investment Officer of Lennar, one of the nation’s largest homebuilders, where he was in charge of the company’s real estate investments, asset management and several joint ventures. In this capacity, Mr. Haddad led the acquisition, capitalization and development of Great Park Neighborhoods, Newhall Ranch and The San Francisco Shipyard and Candlestick Point. Mr. Haddad served as the Chief Investment Officer of Lennar when a joint venture between Lennar, LNR and other entities, which owned Newhall Land & Farming, commenced proceedings under Chapter 11 of the Bankruptcy Code. As part of the reorganization, the creditors selected Mr. Haddad to lead the newly formed management company. Mr. Haddad serves as on the Board of Trustees at the University of California, Irvine Foundation. He is on the Real Estate Advisory Boards of the University of California, Irvine and the University of California, Berkeley. He is also a member of the USC Price School of Public Policy Board of Counselors and is the Chairman of the USC Lusk Center for Real Estate Advisory Board. In addition, Mr. Haddad serves on the board of directors of PBS (Public Broadcasting System) So-Cal, Aedas Homes, S.A.U. and Claremont

Graduate University. Mr. Haddad received a civil engineering degree from the American University of Beirut. Mr. Haddad was selected to serve on our board of directors based on his executive management experience in the real estate industry, his comprehensive knowledge of our business and our operations and his proven ability to successfully execute large-scale development projects.

Erik R. Higgins.    Mr. Higgins is our Chief Financial Officer and Vice President and has been since May 2016. From September 2015 to May 2016, Mr. Higgins was Chief Financial Officer of the management company. For more than ten years prior to joining the management company, Mr. Higgins was Senior Vice President-National Finance of Lennar, where he was responsible for Lennar’s project-level financing and joint venture asset management. In this capacity, Mr. Higgins has overseen Lennar’s investment in us, the Great Park Venture and the San Francisco Venture. Prior to the acquisition of Newhall Land & Farming in 2004, Mr. Higgins was at Newhall Land & Farming, a public company, with shares traded on the NYSE, for 12 years, most recently as Treasurer and a member of Newhall Land & Farming’s management committee. Mr. Higgins holds a Bachelor of Arts degree in Economics from the University of California at Santa Barbara and an MBA from the University of Southern California.

Michael Alvarado.    Mr. Alvarado has been our Chief Legal Officer, Vice President and Secretary since May 2016. From 2011 until May 2016, Mr. Alvarado served as General Counsel for the management company. In this capacity, he has actively managed all outside counsel and legal affairs for the management company, including leading the sales effort for residential and commercial land sales within the communities managed by the management company. Prior to joining the management company, Mr. Alvarado was a Partner for 11 years at Allen Matkins Leck Gamble Mallory & Natsis LLP, a California-based law firm that has routinely been rated as the top real estate firm in California by Chambers USA, where he represented public and private real estate companies, operators and financial institutions in real estate development activities and transactions throughout the country. Mr. Alvarado is a member of the California and Orange County Bar Associations, and served for many years on the Executive Committee of NAIOP SoCal. Mr. Alvarado received a bachelor’s degree in Political Science from the University of California, Los Angeles and a Juris Doctor from Stanford Law School.

Lynn Jochim.    Ms. Jochim was named our Co-Chief Operating Officer in March 2018. From May 2016 until her appointment as Co-Chief Operating Officer, Ms. Jochim served as our Executive Vice President. From 2009 until May 2016, Ms. Jochim worked for the management company, being principally responsible for Great Park Neighborhoods, and in 2010 she became Executive Vice President of the management company. Prior to moving to Orange County to join the management company, Ms. Jochim worked for Lennar for 10 years, including as Regional Vice President of Lennar in the San Francisco Bay Area, where she was involved in the development of Lennar’s master planned communities. Before joining Lennar, Ms. Jochim worked for Ernst & Young San Francisco Real Estate Consulting, where her assignments included financial and feasibility analysis for base reuse projects in the San Francisco Bay Area and corporate real estate analysis for Fortune 500 companies. In the early 1990s, Ms. Jochim co-founded a minority and women-owned business that contracted with the Resolution Trust Corporation and successfully managed and disposed of a large portfolio of commercial and hotel assets, as well as loans. Ms. Jochim has previously served on the boards of the Oakland Children’s Hospital and the Orange County Business Council and as a president and board member of the Building Industry Association (BIA) in northern California. She also founded the BIA Women’s Education Council. She currently serves on the USC Lusk Real Estate Advisory Committee. Ms. Jochim received a Bachelor of Science degree in Business from California State University, Sacramento with an emphasis in real estate, land use and finance.

Greg McWilliams.    Mr. McWilliams was named our Chief Policy Officer in March 2018. From May 2016 until his appointment as Chief Policy Officer, Mr. McWilliams served as our Regional President-Southern California. From 2004 until May 2016, Mr. McWilliams was President of Newhall Land & Farming. In this capacity, he has managed the entitlement and development of the final planning phases of Valencia and has overseen the entitlement and planning of Newhall Ranch. Mr. McWilliams served as President of Newhall Land & Farming when a joint venture between Lennar and LNR, which owned Newhall Land & Farming, commenced proceedings under Chapter 11 of the Bankruptcy Code. Prior to joining Newhall Land & Farming, Mr. McWilliams was at Lennar, most recently as Regional President of Lennar Urban Communities in California and as President of Lennar Communities in the Bay Area, where he managed complex development projects involving the transfer of military bases. Mr. McWilliams currently serves as Chairman of the California Business Properties Association (CBPA) in

Sacramento and Chairman of the Southern California Association of Governments Global Land Use and Economic Council. He also serves on the Executive Board and is former Chairman of the Southern California Leadership Council (SCLC) and serves on the Board of Directors of the State of California Chamber of Commerce, the Building Industry Association and the Santa Clarita Valley Economic Development Corporation. He recently joined the Board of Trustees of the Cal Arts Institute. Mr. McWilliams received a bachelor’s degree from the University of Redlands and a law degree from Western State University.

Kofi Bonner.    Mr. Bonner was named our Co-Chief Operating Officer in March 2018. From May 2016 until his appointment as Co-Chief Operating Officer, Mr. Bonner served as our Regional President-Northern California, leading development of our communities, The San Francisco Shipyard and Candlestick Point, as well as the communities we manage for Lennar, Treasure Island and the Concord Naval Weapons Station. From 2005 until May 2016, Mr. Bonner was President of Lennar Urban, a division of Lennar. Before joining Lennar in 2005, he was Executive Vice President and Chief Administrative Officer of the Cleveland Browns from 1998 to 2004, where he was responsible for the business affairs of the team and built the Cleveland Browns Stadium. From 2004 to 2005, Mr. Bonner served as the Regional Director and Executive Vice President of MBNA. Prior to that, he served as Chief Economic Advisor to Mayor Willie Brown in San Francisco. Mr. Bonner also worked as Director of Community & Economic Development and Interim City Manager for the City of Oakland, Deputy Executive Director of the San Francisco Redevelopment Agency, and Redevelopment Director for the City of Emeryville. Mr. Bonner is a 2011 UC Berkeley College of Environmental Design Distinguished Fellow and a former non-resident Senior Fellow of the Brookings Institution’s Metropolitan Leadership Council. In 2010, Lambda Alpha International’s Golden Gate Chapter named Mr. Bonner “Member of the Year.” He currently serves on the Executive Committee of Bay Area Council where he co-chairs the Housing Committee. Mr. Bonner also is on UC Berkeley’s College of Environmental Design Advisory Council, UC Berkeley Foundation’s Board of Trustees, and the Board of Trustees of the Rock and Roll Hall of Fame Museum (Cleveland).

Rick Beckwitt.    Mr. Beckwitt has been a member of our board since May 2016. Mr. Beckwitt has been the President of Lennar, one of the nation’s largest homebuilders, since April 2011. Before that he served as Executive Vice President of Lennar from March 2006 to 2011. As Lennar’s Executive Vice President and then as Lennar’s President, Mr. Beckwitt has been involved in all operational aspects of Lennar. Mr. Beckwitt is one of three directors designated by Lennar, which is our largest investor. See “Certain Relationships and Related Party Transactions-Principal Shareholders.” Mr. Beckwitt served on the board of directors of D.R. Horton, Inc., a homebuilder, from 1993 to November 2003. From 1993 to March 2000, he held various executive officer positions at D.R. Horton, including President of the company. Mr. Beckwitt was selected to serve on our board of directors because of his strong business and leadership experience and his service as a director of a publicly traded homebuilding company. Since September 2014, Mr. Beckwitt has served as a director of Eagle Materials Inc., a manufacturer and distributor of building materials, and currently serves on its audit committee.

Kathleen Brown.    Kathleen L. Brown has been a member of our board since May 2016. She is a partner of the law firm Manatt, Phelps & Phillips, LLP. Prior to joining Manatt in September 2013, she worked at Goldman Sachs Group, Inc., a global investment banking and securities firm, in various leadership positions over the last 12 years. From 2011 to 2013, Ms. Brown served as the chairman of investment banking for Goldman’s Midwest division in Chicago and was managing director and head of the firm’s Los Angeles-based western region public sector and infrastructure group from 2003 to 2011. From 1995 to 2000, Ms. Brown was a senior executive at Bank of America where she served in various positions, including President of the Private Bank. She served as California state treasurer from 1991 to 1995. Ms. Brown currently serves on the boards of directors of Sempra Energy, Stifel Financial Corp. and Renew Financial, and is a former director of Forestar Group, Inc. Additionally, Ms. Brown serves on the boards of the National Park Foundation and the California Chamber of Commerce. She is a member of the Stanford Center on Longevity Advisory Board, the Council on Foreign Relations, the Investment Committee for the Annenberg Foundation and the UCLA Medical Center Advisory Board. Ms. Brown has extensive experience in both the public and private financial sectors, as well as in-depth knowledge of California government processes. Her knowledge of the law and experience as a partner at Manatt gives her insight into the effect of laws and regulations on our businesses. This combination of public and private financial experience, legal experience and public service in the State of California makes her a valuable member of our board.

William Browning.    William L. Browning has been a member of our board since May 2016. Mr. Browning has dedicated his time to serving on boards of directors since January 2012. From 1999 to January 2012, Mr. Browning was a senior client service partner at Ernst & Young LLP, a global leader in assurance, tax, transaction and advisory services. From 2008 to 2012, Mr. Browning served as the managing partner for Ernst & Young LLP’s Los Angeles office, which at the time of his departure was Ernst & Young LLP’s second largest practice in the Americas and the largest public accounting firm in Los Angeles with over 1,200 professionals and over $400 million in annual revenues. Mr. Browning’s extensive industry sector experience includes: real estate and REITs, financial services (commercial banks, asset management, consumer finance, credit card and mortgage companies), private equity, energy (upstream/downstream, refining and natural gas), engineering and construction, and technology. Before joining Ernst & Young LLP, Mr. Browning began his professional career with Arthur Andersen & Co. in 1976, where he was admitted to partnership in 1987 and named office managing partner of its Oklahoma office in 1994. At Arthur Andersen & Co. in Oklahoma and in Los Angeles, California, Mr. Browning served clients in a wide variety of industries and led the firm’s domestic banking practice and regulatory compliance practice. Mr. Browning also serves on the board of directors of (i) Ares Commercial Real Estate Corporation, a specialty finance company that is primarily focused on directly originating, managing and servicing a diversified portfolio of commercial real estate debt-related investments, (ii) McCarthy Holdings, the holding company for McCarthy Building Companies, Inc., one of the top 10 U.S. commercial builders and the oldest American construction company, (iii) Parsley Energy, Inc., an independent oil and natural gas company, and (iv) Blackbrush Oil and Gas LP, an independent oil and gas exploration and development company. Mr. Browning is also an adjunct professor at Southern Methodist University in Dallas, Texas. Mr. Browning volunteers on the board of CARE, a non-profit organization focused on assisting young adults with chemical abuse issues, as well as on the Dallas Summer Musicals board. Mr. Browning holds a B.B.A. from the University of Oklahoma and is a certified public accountant in Oklahoma, California and Texas. Mr. Browning’s experience in accounting and auditing, including in the real estate and REIT industries, provides our board of directors and, specifically, the audit committee, with valuable knowledge, insight and experience in such matters.

Evan Carruthers.    Mr. Carruthers has been a member of our board since 2009. Mr. Carruthers has been with Castlelake, a private equity firm he co-founded in partnership with managing partner Rory O’Neill, as a partner and portfolio manager since 2005. In 2014, Mr. Carruthers was named managing partner of Castlelake. Mr. Carruthers is responsible for the firm’s global investment activities across all asset classes, guiding the firm’s relationship-driven approach and supervising all investment teams at Castlelake. Mr. Carruthers was designated to serve on our board by Castlelake. Prior to founding Castlelake, Mr. Carruthers was an investment manager with Cargill Value Investment, which is now Carval Investors (“CVI”), for three years, where he was responsible for corporate and asset-based investments in North America. Prior to joining CVI, Mr. Carruthers worked for Piper Jaffray, a Minneapolis-based investment banking firm, for three years in several capacities. Mr. Carruthers serves on the Board of Directors of Aedas Homes, S.A.U. Mr. Carruthers received a Bachelor of Arts degree from the University of St. Thomas, St. Paul, Minnesota in Business Administration. Mr. Carruthers was selected to serve on our board of directors because of his strong business acumen and strong record of success in corporate and asset-based investments.

Jonathan Foster.    Mr. Foster has been a member of our board since May 2016. Mr. Foster is the Founder and has been a Managing Director of Current Capital Partners LLC, a mergers and acquisitions advisory, corporate management services, and private equity investing firm, since 2008. Previously, from 2007 until 2008, Mr. Foster served as a Managing Director and Co-Head of Diversified Industrials and Services at Wachovia Securities. From 2005 until 2007, he served as Executive Vice President-Finance and Business Development of Revolution LLC. From 2002 until 2004, Mr. Foster was a Managing Director of The Cypress Group, a private equity investment firm and from 2001 until 2002, he served as a Senior Managing Director and Head of Industrial Products and Services Mergers & Acquisitions at Bear Stearns & Co. From 1999 until 2000, Mr. Foster served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of Toysrus.com, Inc. Previously, Mr. Foster was with Lazard, primarily in mergers and acquisitions, for over ten years, including as a Managing Director. Mr. Foster is also a director of Lear Corp., Masonite International Corporation and Berry Plastics. Mr. Foster was previously a member of the boards of directors of Sabine Oil & Gas, Smurfit-Stone Container Corporation and Chemtura Corporation. Mr. Foster has a bachelor’s degree in Accounting from Emory University, a master’s degree in Accounting & Finance from the London School of Economics and has attended an Executive Education Program at

Harvard Business School. Mr. Foster was selected to serve on our board of directors because of his extensive experience in equity investing and serving as an officer and director of public and private companies.

Gary Hunt.    Mr. Hunt has been a member of our board since May 2016. Mr. Hunt has over 30 years of experience in real estate. He spent 25 years with the Irvine Company, one of the nation’s largest master planning and land development organizations, serving 10 years as its Executive Vice President and as a member of its Board of Directors and Executive Committee. Mr. Hunt led the Irvine Company’s major entitlement, regional infrastructure, planning, legal and strategic government relations, as well as media and community relations activities. As a founding Partner in 2001 and now the Vice Chairman of California Strategies, LLC, Mr. Hunt serves as a Senior Advisor to some of the largest master-planned community and real estate developers on the west coast, including Tejon Ranch and Lewis Group of Companies. Mr. Hunt currently serves as lead independent director at William Lyon Homes, chairs its governance committee and is a member of its audit and compensation committees. Mr. Hunt also currently serves on the boards of Glenair Corporation, Psomas and University of California, Irvine Foundation and is the former Chairman of CT Realty. He was the founding chairman of Kennecott Land Company’s Advisory Board, formerly a Senior Advisor to Strategic Hotels and Resorts REIT and Inland American Trust REIT, and was a member and lead independent director of Grubb & Ellis Corporation and for sixteen months served as interim President and CEO. Mr. Hunt was selected to serve on our board of directors because of his government, public policy and major land use planning, entitlement and development experience.

Jon Jaffe.    Mr. Jaffe has been a member of our board since 2009. Mr. Jaffe has served as Vice President of Lennar, one of the nation’s largest homebuilders, since 1994 and has served as Lennar’s Chief Operating Officer since December 2004. Before that time, Mr. Jaffe served as a Regional President in Lennar’s homebuilding operations. Additionally, prior to his appointment as Chief Operating Officer, Mr. Jaffe served on the board of directors of Lennar from 1997 through June 2004. He has had principal responsibility for Lennar’s activities in California and elsewhere in the western United States. Mr. Jaffe is one of three directors designated by Lennar, which is our largest investor. See “Certain Relationships and Related Party Transactions, and Director Independence—Principal Shareholders” under Part III, Item 13 of this report. Mr. Jaffe was selected to serve on our board of directors because of his extensive experience in the operational aspects of our industry and his experience serving as an executive officer of a publicly traded homebuilding company.

Stuart A. Miller.    Mr. Miller has been a member of our board since May 2016. Mr. Miller has served as a director of Lennar, one of the nation’s largest homebuilders, since April 1990 and has served as Lennar’s Chief Executive Officer since April 1997. Mr. Miller also served as President of Lennar from April 1997 to April 2011. Mr. Miller is one of three directors designated by Lennar, which is our largest investor. From 1997 until 2005, Mr. Miller served as chairman of the board of directors of LNR Property Corporation. As of November 30, 2017, Mr. Miller and his family owned shares of Lennar common stock entitling him to cast approximately 39% of the combined votes that could be cast by all holders of Lennar common stock. Lennar is our largest investor. See “Certain Relationships and Related Party Transactions, and Director Independence—Principal Shareholders” under Part III, Item 13 of this report. Mr. Miller was selected to serve on our board of directors because of his vast knowledge of the real estate industry and his extensive experience serving as a director of Lennar.

Michael Rossi.    Michael Rossi has been a member of our board since May 2016. Mr. Rossi has been the chairman and chief executive officer of Shorenstein Properties LLC since 2015. Prior to assuming the role of chairman, Mr. Rossi was a founding member of the company’s advisory board and served as a consultant to the company from 1994 to 2015, focusing on succession planning, business planning, compensation practices and organizational development. Mr. Rossi is a retired vice chairman of BankAmerica Corporation, serving from 1993 to 1997. Prior to serving as vice chairman, Mr. Rossi was BankAmerica’s chief credit officer. Prior to that post, he held various executive positions. From 2005 to 2007, Mr. Rossi was chairman and CEO of Aozora Bank, taking it public in November 2006. He also spent eight months as chairman of GMAC/ResCap. Mr. Rossi is the senior advisor to the San Francisco 49ers, chairman of the board of the Claremont Graduate University, senior advisor for Jobs and Economic Development for the Governor of the State of California, chairman of the California Workforce Development Board and a director of the California High Speed Rail Authority. He is a former chairman of the board of the Monterey Institute of International Studies, Lifesavers, the California Infrastructure and Economic Development Bank, Visit California and the American Diabetes Association of California. He also served on the President’s Campaign Cabinet for University of California at Berkeley, was a member of the board of the Special

Olympics Committee of Northern California, the Thunderbird school of Global Management, the National Urban League, North Hawaii Community Hospital, Pulte Homes, Del Webb Corporation and Union Pacific Resources, a member of the nominating committee of the Bankers Association for Foreign Trade (BAFT) and a past president of the board of BAFT. Mr. Rossi earned a B.A. from the University of California at Berkeley. Mr. Rossi was selected to serve on our board of directors because of his vast business and corporate governance experience with banking institutions, public agencies and other private sector companies.

Michael Winer.    Mr. Winer has been a member of our board since 2009. Mr. Winer was employed by Third Avenue Management LLC (or its predecessor) from May 1994 through February 2018, where he was a senior member of the investment team. Mr. Winer managed the Third Avenue Real Estate Value Fund since its inception in 1998 and the Third Avenue Real Estate Opportunities Fund, L.P. since its inception in 2006. Mr. Winer retired from Third Avenue Management LLC on February 28, 2018. Since 2001, Mr. Winer has been a director of Tejon Ranch Company, a New York Stock Exchange listed company involved in real estate development and agribusiness. Mr. Winer currently serves as Chair of the board’s Nominating and Corporate Governance Committee and its Investment Policy Committee. He also serves on the Real Estate Committee and has previously served on the Compensation Committee. Prior to joining Third Avenue Management’s predecessor in 1994, Mr. Winer was Vice President of the Asset Sales Group for Cantor Fitzgerald, L.P. where he was responsible for evaluating and underwriting portfolios of distressed real estate loans. Prior to that, he was a First Vice President of Society for Savings, a Connecticut savings bank, and Director of Asset Management for Pioneer Mortgage, a financial institution, where he directed the workout, collection and liquidation of distressed real estate loan and asset portfolios. Earlier in his career, Mr. Winer was the Co-Founder and Chief Financial Officer of Winer-Greenwald Development, Inc., a California-based real estate development firm that specialized in the development, construction, ownership and management of commercial properties. Mr. Winer previously held executive positions at Pacific Scene, Inc. and The Hahn Company, both California-based real estate development firms. Mr. Winer began his career in public accounting with Deloitte & Touche (formerly Touche Ross & Co.) where he specialized in real estate development companies. Mr. Winer serves on the Board of Trustees of The Pacific Legal Foundation and the Future Citizens Foundation (dba The First Tee of Monterey County). Mr. Winer received a Bachelor of Science in Accounting from San Diego State University in 1978 and is a California Certified Public Accountant (inactive). Mr. Winer was selected to serve on our board of directors because of his vast investing, finance and development experience in our industry.
Board Composition
Our business affairs are managed under the direction of our board of directors. Our operating agreement provides that our board of directors shall consist of no fewer than three directors and no more than thirteen directors, and the exact number of directors will be fixed from time to time by our board of directors. Our board of directors is divided into three classes that are, as nearly as possible, of equal size. Each class of directors is elected for a three-year term of office, but the terms are staggered so that the term of only one class of directors expires at each annual meeting. Each director serves from the time of election and qualification until the third annual meeting following such election and until his or her successor is duly elected or qualified, or until his or her earlier death, resignation or removal. There is no cumulative voting for the election of directors. Election of directors is decided by a plurality of the votes cast. The initial terms of the Class I, Class II and Class III directors will expire on the date of the first, second and third annual meeting of members after our IPO, respectively. Rick Beckwitt and William Browning serve as Class I directors; Kathleen Brown, Gary Hunt, Jon Jaffe, Michael Rossi and Michael Winer serve as Class II directors; Emile Haddad, Evan Carruthers, Jonathan Foster and Stuart Miller serve as Class III directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our directors. The first annual meeting of shareholders is expected to be held in 2019.
Arrangements Concerning Selection of Directors
The directors listed above were selected in accordance with the terms of a voting and standstill agreement that we entered into with certain investors (including Mr. Haddad, Lennar and entities affiliated with Castlelake) and certain of our pre-IPO shareholders. The parties to this agreement agreed to take all actions reasonably necessary to cause our board of directors to consist of the following thirteen directors: (i) one director designated by Mr. Haddad (Mr. Haddad); (ii) one director designated by the entities affiliated with Castlelake (Mr. Carruthers); (iii) three directors designated by Lennar (Messrs. Miller, Beckwitt and Jaffe); (iv) three directors designated by the group of other pre-IPO shareholders (Mr. Winer, Daniel Pine and Joshua Kirkham); and (v) five directors designated by the nominating committee of our board of directors (Ms. Brown and Messrs. Hunt, Browning, Foster and Rossi). On April 12, 2017, Messrs. Pine and Kirkham resigned as directors, effective as of the day prior to the date on which our registration statement for the IPO became effective. These arrangements with respect to election of directors terminated upon completion of the IPO. See “Certain Relationships and Related Party Transactions, and Director Independence—Voting and Standstill Agreement” under Part III, Item 13 of this report.
Board Committees
Our board of directors has the authority to appoint committees and, subject to certain exceptions, to delegate to such committees the power and authority of our board of directors to manage our business affairs and administrative functions. Our board of directors has established an audit committee, a compensation committee, a nominating and corporate governance committee and a conflicts committee. Each of these committees is comprised exclusively of independent directors. The principal functions and composition of the audit committee is briefly described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Additionally, our board of directors may from time to time establish certain other committees to facilitate the management of our company.

Audit Committee
The audit committee was established in accordance with Rule 10A-3 under the Exchange Act and the NYSE rules. The primary duties of the audit committee are to, among other things:

•	determine the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm;

•	review and approve in advance all permitted non-audit engagements and relationships between us and our independent registered public accounting firm;

•	evaluate our independent registered public accounting firm’s qualifications, independence and performance;

•
obtain and review a report from our independent registered public accounting firm describing its internal quality-control procedures, any material issues raised by the most recent review and all relationships between us and our independent registered public accounting firm;

•	review and discuss with our independent registered public accounting firm their audit plan, including the timing and scope of audit activities;

•	review our consolidated financial statements;

•	review our critical accounting policies and practices;

•	review the adequacy and effectiveness of our accounting and internal control policies and procedures;

•	oversee the performance of our internal audit function;

•	review with our management all significant deficiencies and material weaknesses in the design and operation of our internal controls;

•	review with our management any fraud that involves management or other employees who have a significant role in our internal controls;

•
establish procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	prepare the reports required by the rules of the SEC to be included in our annual proxy statement;

•	discuss with our management and our independent registered public accounting firm the results of our annual audit and the review of our quarterly consolidated financial statements; and

•	oversee our compliance with legal, ethical and regulatory requirements.
The audit committee provides an avenue of communication among management, the independent registered public accounting firm and the board of directors. The audit committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties. The audit committee is comprised of individuals who meet the independence requirements set forth by the SEC and the NYSE, and operates under a written audit committee charter. Each member of the audit committee is financially literate in accordance with the NYSE requirements. The audit committee also has at least one member who meets the definition of an “audit committee financial expert” under SEC rules and regulations. The current members of the audit committee are Kathleen Brown, Michael Winer and William Browning, who is its chair. The Board of Directors has determined that William Browning meets the requirements of an audit committee financial expert under SEC rules.
Code of Business Conduct and Ethics
Our board of directors has established a code of business conduct and ethics that applies to all of our officers, directors and employees, including those officers responsible for financial reporting. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code of business conduct and ethics.
Our code of business conduct and ethics also provides, as permitted by Section 122(17) of the DGCL, that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to, or in competition with, our businesses.
Any waiver of the code of business conduct and ethics for our directors or officers may be made only by our board of directors or one of our board committees, and will be promptly disclosed as required by law or the NYSE rules. A copy of our code of business conduct and ethics is available on our website at www.fivepoint.com. Our website and the information contained therein or connected thereto is not incorporated, or deemed to be incorporated, into this report.
Corporate Governance Guidelines
Our board of directors has adopted corporate governance guidelines that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board and chief executive officer, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. Our nominating and corporate governance committee reviews our corporate governance guidelines at least once a year and, if necessary, recommends changes to our board of directors. Additionally, our board of directors has adopted independence standards as part of our corporate governance guidelines. A copy of our corporate governance guidelines is available on our website at www.fivepoint.com. Our website and the information contained therein or connected thereto is not incorporated, or deemed to be incorporated, into this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our Class A common shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

Item 11.     Executive Compensation

Prior to the formation transactions on May 2, 2016, the management company was engaged as an exclusive independent contractor to generally supervise our day-to-day affairs and assets and to pursue completion of development of Newhall Ranch. Prior to the formation transactions, our Named Executive Officers, as defined below, were all employees of the management company. As such, we did not pay any compensation to our Named Executive Officers prior to the formation transactions. Instead, we paid compensation to the management company under the management agreement, as described under “Certain Relationships and Related Party Transactions, and Director Independence—Management Fees” under Part III, Item 13 of this report.
Since the formation transactions, the compensation payable to our senior executive officers has been determined by our compensation committee. As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act, which require compensation disclosure for our Chief Executive Officer (Mr. Haddad) and our two other most highly compensated executive officers (Mr. Alvarado and Mr. Higgins) who were employed at the end of 2017.
The table below sets forth the annual compensation earned by each of our Named Executive Officers for 2017 and the portion of 2016 following the formation transactions:
Summary Compensation Table

Name and Principal Position	Year (1)	Salary	Bonus	Equity Awards (2)	All Other Compensation	Total
Emile Haddad,	2017	$1,000,000	$7,500,000	$2,500,000	$8,430	$11,008,430
Chairman, President and Chief Executive Officer	2016	759,615	10,919,334	25,495,427	—	37,174,376
Michael Alvarado,	2017	550,000	3,000,000	2,000,000	21,430	5,571,430
Chief Legal Officer	2016	363,962	2,850,000	5,448,942	2,781	8,665,685
Erik Higgins,	2017	500,000	3,000,000	2,000,000	8,430	5,508,430
Chief Financial Officer	2016	310,577	1,500,000	2,109,162	—	3,919,739

(1)	Amounts shown for 2016 reflect compensation paid only for the period after the formation transactions on May 2, 2016.

(2)
The amounts shown in the table represent the grant date fair value determined under Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”) based on the estimated fair value of our Class A common shares on a fully diluted basis prior to our IPO and based on the market value of our Class A common shares on grant dates after our IPO.

Narrative to Summary Compensation Table
Employment agreements. None of our Named Executive Officers is party to an employment agreement with us or is entitled to any particular severance rights upon termination of employment, though we may decide to pay severance compensation if we determine the circumstances of any employment termination warrant doing so. The Named Executive Officers are eligible for customary employee benefits, including a 401(k) plan and welfare benefits such as medical, dental, life and disability benefits, on a basis commensurate with the participation of other salaried employees of the operating company or its affiliates.
Equity grants. Equity award amounts for 2016 represent (1) restricted share units granted during 2016 and (2) nonvested restricted shares granted in January 2017 for 2016 service. One half of the restricted share units awarded to Mr. Haddad vested on January 15, 2017 and the remainder vested on January 15, 2018. The restricted share units granted to the other Named Executive Officers vested upon grant. For each of the Named Executive Officers, the restricted share units settle in four equal annual installments with the first and second settlement having occurred on January 15, 2017 and January 15, 2018, respectively. The restricted shares granted in January 2017 for 2016 service vest in three equal annual installments with the first vesting having occurred on January 15, 2018. Equity award amounts for 2017 reflect nonvested restricted shares granted in January 2018 for 2017 service. The awards vest in three equal annual installments with the first vesting on January 15, 2019. Vesting of all restricted share awards made to the Named Executive Officers are generally subject to continued service to the Company and vest in full upon a change in control.
Outstanding Equity Awards at 2017 Fiscal Year End
The following table sets forth unvested equity awards held by the Named Executive Officers as of December 31, 2017:

Name	Number of Shares or Units that Have Not Vested	Market Value of Shares or Units that Have Not Vested
Emile Haddad	752,949	$10,616,581
Michael Alvarado	47,610	671,301
Erik Higgins	43,282	610,276
Director Compensation
Before the formation transactions on May 2, 2016, we did not provide compensation to our directors in such capacity, but we did (and will continue to) reimburse them for travel and other necessary business expenses incurred in the performance of their services for us. As an employee, Mr. Haddad is not entitled to any additional compensation for his service as a director. A director who was designated by a Designation Group (as defined in a voting and standstill agreement that we have entered into with certain investors (see “Certain Relationships and Related Party Transactions—Voting and Standstill Agreement” under Part III, Item 13 of this report)) received compensation solely for his service on a committee prior to our IPO. Subsequent to our IPO such directors received annual cash compensation prorated for the remainder of the year.
For 2017, compensation for directors consisted of the following, which is quantified in the table below:

•	annual cash compensation of $150,000, prorated for any partial year and payable quarterly in arrears;

•	an equity award granted to directors subsequent to our IPO with a market value equal to $95,788 or, in the case of Mr. Carruthers and Mr. Winer, a cash payment of $100,000;

•	additional annual cash compensation of $25,000 for any lead independent director, prorated for any partial year and payable quarterly in arrears;

•	additional annual cash compensation for service on a committee, in each case, prorated for any partial year and payable quarterly in arrears, as follows:

•	Audit Committee: $25,000, plus $5,000 for the Chairperson;

•	Compensation Committee: $15,000, plus $5,000 for the Chairperson;

•	Nominating and Corporate Governance Committee: $10,000, plus $5,000 for the Chairperson; and

•	Conflicts Committee: $10,000, plus $5,000 for the Chairperson.

2017 Director Compensation

Name	Fees Earned or Paid in Cash	Equity Awards (1)	All Other Compensation(2)	Total
Rick Beckwitt	$93,750	$95,788	$—	$189,538
Kathleen Brown	190,000	95,788	—	285,788
William Browning	190,000	95,788	—	285,788
Evan Carruthers	208,750	—	—	208,750
Jonathan Foster	170,000	95,788	—	265,788
Gary Hunt	150,000	95,788	426,000	671,788
Jon Jaffe	93,750	95,788	—	189,538
Joshua Kirkham (3)	—	—	—	—
Stuart A. Miller	93,750	95,788	—	189,538
Daniel Pine (3)	4,165	—	—	4,165
Michael Rossi	205,000	95,788	—	300,788
Michael Winer	248,750	—	—	248,750

(1)
Represents fully vested Class A common shares that were granted in September 2017. The amount shown in the table represents the grant date fair value under ASC Topic 718 based on the market value of our Class A common shares as of the date of grant.

(2)	Represents cash payments for consulting services provided by Mr. Hunt.

(3)	Joshua Kirkham and Daniel Pine resigned as directors on April 12, 2017 prior to the IPO.
Compensation Committee Interlocks and Insider Participation
The current members of our compensation committee are Michael Rossi, Evan Carruthers and Michael Winer, who is its chair. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A common shares and our Class B common shares, by:

•	each person known by us to beneficially own more than 5% of any class of our outstanding common shares;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

The number of shares and percentage of beneficial ownership is based on 64,268,041 Class A common shares and 81,418,003 Class B common shares issued and outstanding as of March 23, 2018.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Common shares that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by the person, but are not deemed outstanding for purposes of computing the percentage of beneficial ownership for any other person. The number of Class A common shares shown as beneficially owned in the table (i) includes Class A common shares issuable upon conversion of outstanding Class B common shares and (ii) does not include shares that may be issued in exchange for Class A units of the operating company, as we may instead choose to pay cash in exchange for such units. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have the sole voting and investment power with respect to all common shares that they beneficially own, subject to community property laws where applicable.

Unless otherwise indicated, all shares are owned directly. Except as indicated in the footnotes to the table below, the business address of the shareholders listed below is the address of our principal executive office, 25 Enterprise, Suite 300, Aliso Viejo, California 92656.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Class A Common Shares	% of Class A Common Shares	Number of Class B Common Shares (1)	% of Class B Common Shares	% of all Common Shares
5% Shareholders:
Anchorage Capital Group, L.L.C. (2)	9,877,096	15.4%	—	—%	6.8%
Castlelake, L.P. (3)	5,613,911	8.7%	18,886,752	23.2%	16.8%
FMR LLC (4)	4,510,529	7.0%	—	—%	3.1%
Lennar Corporation (5)	775,120	1.2%	56,773,160	69.7%	39.5%
Marathon Asset Management LP (6)	3,938,704	6.1%	306,751	0.4%	2.9%
Third Avenue Management LLC (7)	7,142,761	11.1%	—	—%	4.9%
Wellington Management Group LLP (8)	4,422,657	6.9%	—	—%	3.0%
Directors and Named Executive Officers:
Emile Haddad (9)	589,613	0.9%	3,137,134	3.9%	2.6%
Michael Alvarado (10)	242,596	0.4%	16,676	*	0.2%
Erik Higgins	212,114	0.3%	—	—%	0.1%
Rick Beckwitt	48,606	*	—	—%	*
Kathleen Brown	12,537	*	—	—%	*
William Browning	12,537	*	—	—%	*
Evan Carruthers	—	—%	—	—%	—%
Jonathan Foster	12,537	*	—	—%	*
Gary Hunt	32,383	*	—	—%	*
Jon Jaffe	47,537	*	—	—%	*
Stuart A. Miller (11)	112,537	0.2%	—	—%	*
Michael Rossi	12,537	*	—	—%	*
Michael Winer	13,927	*	—	—%	*
All directors and executive officers as a group (16 persons)	2,141,619	3.3%	3,170,486	3.9%	3.6%

*	Represents beneficial ownership of less than 0.1%.

(1)
Each holder of Class B common shares also owns a number of outstanding Class A units of the operating company or Class A units of the San Francisco Venture that, in the aggregate are, equal to the number of Class B common shares owned. Class A units of the San Francisco Venture are exchangeable for Class A units of the operating company on a one-for-one basis. After a 12 month holding period, holders of Class A units of the operating company may exchange their units for, at our option, either our Class A common shares on a one-for-one basis or an equivalent amount in cash based on the then prevailing market price of our Class A common shares. When we acquire Class A units of the operating company, whether for Class A common shares or for cash, an equivalent number of that holder’s Class B common shares will automatically convert into our Class A common shares, with each Class B common share convertible into 0.0003 Class A common shares.

(2)
Based on a Schedule 13G filed on February 14, 2018. ACMO REL Holdings, L.L.C. (“REL”) has shared power to vote and shared power to dispose 6,635,627 Class A common shares. Anchorage Capital Partners, L.P. (“ACP”) has shared power to vote and shared power to dispose 3,241,469 Class A common shares. Anchorage Advisors Management, L.L.C. (“Anchorage Management”) is the sole managing member of Anchorage Capital Group, L.L.C. (“Anchorage”), which in turn is the investment advisor of REL and ACP. Mr. Kevin Ulrich is the Chief Executive Officer of Anchorage and the senior managing member of Anchorage Management. As such, each of the foregoing persons may be deemed to have voting and dispositive power over the Class A common shares held by REL and ACP. The address for all of the foregoing persons is 610 Broadway, 6th Floor, New York, NY 10012.

(3)
Represents the number of Class A common shares and Class B common shares owned by the following persons: (1)  Castlelake I, L.P. (“Castlelake I”) and TCS Diamond Solutions, LLC (“Diamond Solutions”), which may be deemed to be beneficially owned by Castlelake I GP, L.P. (“Castlelake I GP” and, together with Castlelake I and Diamond Solutions, the “Castlelake I Fund Entities”), solely as the general partner of Castlelake I and as the managing member of Diamond Solutions; (2) TCS II REO USA, LLC (“TCSII REO”) and HPSCP Opportunities, L.P. (“HPSCP”), which may be deemed to be beneficially owned by Castlelake II GP, L.P. (“Castlelake II GP” and, together with TCSII REO and HPSCP, the “Castlelake II Fund Entities”), solely as the general partner of TCSII REO and HPSCP; and (3) HFET Opportunities, LLC (“HFET”), which may be deemed to be beneficially owned by HFET REO USA, LLC (“HFET REO”), as the sole member of HFET, and by Castlelake III GP, L.P. (“Castlelake III GP” and, together with HFET and HFET REO, the “Castlelake III Fund Entities”), solely as the managing member of HFET and HFET REO; (4) Castlelake IV, L.P. (“Castlelake IV”) and Castlelake IV GP, L.P. (“Castlelake IV GP” and, together with Castlelake IV, the “Castlelake IV Fund Entities”); and (5) CL V Investment Solutions LLC (“Castlelake V”) and Castlelake V GP, L.P. (“Castlelake V GP” and, together with Castlelake V, the “Castlelake V Fund Entities”). The Class A and Class B common shares may also be deemed to be beneficially owned by Castlelake, solely as the investment manager of the Castlelake I Fund Entities, the Castlelake II Fund Entities, the Castlelake III Fund Entities, the Castlelake IV Fund Entities, the Castlelake V Fund Entities, and by Mr. Rory O’Neill, solely as the managing partner and chief executive officer of Castlelake. This information has been furnished by or on behalf of the indicated shareholder. The address for all of the foregoing persons is 4600 Wells Fargo Center, 90 South 7th Street, Minneapolis, MN 55402.

(4)
Based on the shareholder’s Schedule 13G filed on February 13, 2018. Of the 4,510,529 Class A common shares beneficially owned, FMR LLC (“FMR”) has (i) sole voting power with respect to 511,103 shares, and (ii) sole dispositive power with respect to 4,510,529 Class A common shares. The interest of Fidelity Contrafund, an investment company registered under the Investment Company Act of 1940, in the Class A common shares reflected as beneficially owned by FMR amounts to 3,148,178 Class A common shares. Fidelity Contrafund has sole voting power with respect to these 3,148,178 Class A common shares. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the

Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co.”), a wholly owned subsidiary of FMR, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR is 245 Summer Street, Boston, MA, 02210.

(5)
Represents the number of Class A common shares and Class B common shares owned by wholly owned subsidiaries of Lennar. Although Stuart Miller is the CEO of Lennar and has the power to cast approximately 39% of the votes that can be cast by all of Lennar’s stockholders, Lennar has concluded that he is not a beneficial owner of the securities owned by subsidiaries of Lennar. This information has been furnished by or on behalf of the indicated shareholder. The address for Lennar is 700 NW 107 Avenue, Miami, FL 33172.

(6)
Based on the shareholder’s Schedule 13G filed on March 2, 2018. Represents the number of Class A common shares and Class B common shares owned by the funds and accounts (collectively, the “Marathon Funds”). Marathon Asset Management, LP (“Marathon”) has the sole power to vote and sole power to dispose the Class A and Class B common shares. The common shares owned by the Marathon Funds may be deemed to be beneficially owned by Marathon, solely as the investment manager of the Marathon Funds. Marathon Asset Management GP, L.L.C. is the general partner of Marathon. The address for all of the foregoing persons is One Bryant Park, 38th floor, New York, NY 10036.

(7)
Represents the number of Class A common shares owned by Third Avenue Real Estate Value Fund, UCIT Third Avenue Real Estate Value Fund, and Third Avenue Small-Cap Value Fund (collectively, the “Third Avenue Funds”). Third Avenue Management LLC is a U.S.-registered investment advisor with dispositive and voting authority over the Third Avenue Funds. This information has been furnished by or on behalf of the indicated shareholder. The address for all of the foregoing persons is 622 Third Avenue, Suite 3200, New York, NY 10017.

(8)
Based on the shareholder’s Schedule 13G filed on February 8, 2018. Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP each have shared voting power with respect to 2,185,105 Class A common shares and shared dispositive power with respect to 4,422,657 Class A common shares. Wellington Management Company LLP has shared voting power with respect to 2,176,295 class A common shares and shared dispositive power with respect to 4,341,832 Class A common shares. Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP. Wellington Group Holdings LLP is owned by Wellington Management Group LLP. The address for all of the foregoing persons is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA, 02210

(9)	Includes 3,137,134 Class B common shares owned by Doni, Inc. Doni, Inc. is owned and controlled by Mr. Haddad’s family trusts, of which Mr. Haddad and his wife serve as co-trustees.

(10)	Includes 24,389 Class A common shares and 16,676 Class B common shares owned by Mr. Alvarado’s family trust, of which Mr. Alvarado serves as sole trustee.

(11)
Although Stuart Miller is the CEO of Lennar and has the power to cast approximately 39% of the votes that can be cast by all of Lennar’s stockholders, Lennar has concluded that he is not a beneficial owner of the securities owned by subsidiaries of Lennar.

Equity Compensation Plan Information
        The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2017.

Plan category	Shares of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by stockholders	—	—	5,697,244	(1)

(1)    In May 2016, our board of directors adopted the Five Point Holdings, LLC Incentive Award Plan.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Formation Transactions

On May 2, 2016, we entered into a contribution and sale agreement with the San Francisco Venture, the Great Park Venture, the management company and certain investors, pursuant to which we completed a series of transactions that resulted in (1) our acquisition of an interest in, and our becoming the managing member of, the San Francisco Venture, (2) our acquisition of a 37.5% percentage interest in the Great Park Venture, and our becoming the administrative member of the Great Park Venture and (3) our acquisition of the management company, which had previously managed the development of Great Park Neighborhoods and Newhall Ranch. The investors who participated in the formation transactions included Mr. Haddad, Lennar and affiliates of Castlelake.
San Francisco Venture Transactions

On May 2, 2016, immediately prior to the formation transactions, the San Francisco Venture and the Lennar-CL Venture, a joint venture between affiliates of Lennar and Castlelake, entered into the San Francisco Venture Transactions in which, among other things, the San Francisco Venture agreed to transfer certain assets and liabilities to the Lennar-CL Venture.

Voting and Standstill Agreement

We have entered into a voting and standstill agreement with certain investors (including Mr. Haddad, Lennar and entities affiliated with Castlelake) and certain of our existing shareholders. Pursuant to this agreement, the parties have agreed to refrain from taking certain actions to change the composition of our board of directors until the third annual meeting of shareholders following our initial public offering. During this period, the investors agreed not to: (1) make or participate in any solicitation of proxies to vote in favor of the election of any person as a director who is not nominated by our board of directors; (2) nominate any person as a director who is not nominated by our board of directors; (3) propose any matter to be voted upon by our shareholders; (4) support any proposal to change the number or term of directors, fill any vacancies on the board, make any other material change in our management, board of directors or internal governance, make amendments to our limited liability company agreement, or change the composition of our board (other than by making a proposal directly to the board); (5) disclose any intention inconsistent with any of the foregoing; or (6) enter into any discussions, negotiations, agreements or understandings with any third party with respect to any of the foregoing. The agreement does not prohibit any action by our board of directors or its nominating committee, or by an individual in his or her capacity as a director or officer of the Company, or restrict any investor from voting any of its shares in the Company.

The Great Park Venture

We provide management services to the Great Park Venture pursuant to a development management agreement. In addition to our 37.5% percentage interest in the Great Park Venture, Lennar owns a 25% legacy interest in the Great Park Venture. Lennar along with an affiliate of Castlelake, and our President and Chief Executive Officer, Emile Haddad, also own interests in an entity that owns a 12.5% legacy interest in the Great Park Venture. In November 2017, the Great Park Venture made an aggregate distribution of $120.0 million to holders of legacy interests. As the development manager for the Great Park Venture, we receive a management fee that is comprised of a base fee and a project team reimbursement that totaled $16.2 million for 2017. We also may receive incentive compensation under the terms of the development management agreement. An affiliate of Lennar, Mr. Haddad and FPC-HF Venture I hold Class B partnership interests in FP LP. Holders of Class B partnership interests in FP LP are entitled to receive its pro rata portion of any incentive compensation payments under the development management agreement that are attributable to legacy interests. In January 2017, the Great Park Venture paid the management company $43.1 million in incentive compensation attributable to legacy interests, which in turn were distributed by the management company to the holders of Class B partnership interests in FP LP.

Treasure Island

We have entered into an agreement pursuant to which we provide development management services with respect to the Treasure Island community. The Treasure Island community is owned by a joint venture in which Lennar owns a 50% interest. We received $3.6 million in management fees in 2017.

Concord

We have entered into an agreement pursuant to which we provide development management services with respect to the Concord community. An affiliate of Lennar has the right to acquire the first phase of the Concord community. We received $1.6 million in management fees in 2017.

Lennar-CL Venture

We have entered into an agreement with affiliates of the Lennar-CL Venture pursuant to which we provide development management services with respect to the property owned by the Lennar-CL Venture. We received $0.6 million in management fees in 2017.

Transition Services Agreement

We have entered into a transition services agreement with Lennar pursuant to which Lennar provides us certain administrative and support services. The transition services include payroll, treasury, tax and information technology support services. The fees charged to us for the transition services approximate the costs incurred by Lennar in providing such transition services to us. The fees are approximately $40,000 to $80,000 per month, plus the cost of any equipment or third-party services that are obtained for us. Pursuant to the transition services agreement, Lennar also provides us with a license to utilize the office space previously occupied by the management company, and we provide Lennar with a license to utilize a portion of the office space previously occupied by the San Francisco Venture. We pay approximately $75,000 per month for our license of office space from Lennar and Lennar pays us approximately $13,000 for their license of office space from us.

Tax Receivable Agreement

Simultaneously with the completion of the formation transactions, we entered into a tax receivable agreement with the holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture that provides for payment by us to such holders or their successors of 85% of the amount of cash savings, if any, in income tax we realize as a result of (a) increases in tax basis that are attributable to exchanges of Class A units of the operating company for our Class A common shares or cash or certain other taxable acquisitions of equity interests by the Company, (b) allocations that result from the application of the principles of Section 704(c) of the Code and (c) tax benefits related to imputed interest or guaranteed payments deemed to be paid or incurred by us as a result of the tax receivable agreement. We will retain the remaining 15% of the benefit of cash savings in taxes, if any, that we realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed, subject to certain assumptions, by comparing our actual income tax liability to the amount of tax that we would have been required to pay had there been (1) no increase to the tax basis of the tangible and intangible assets of the operating company as a result of the exchanges, and (2) no special allocations under the principles of Section 704(c) of the Code, and had we not entered into the tax receivable agreement. The tax receivable agreement also makes certain assumptions intended to equalize the treatment of (A) investors who exchange their Class A units or other equity interests and provide us with tax benefits attributable to an increase in tax basis and (B) those who retain such Class A units and provide us with tax benefits attributable to special allocations of the operating company’s items of income and gain pursuant to Section 704(c) of the Code. The term of the tax receivable agreement commenced May 2, 2016, and will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The parties to the tax receivable agreement include a trust for the benefit of Mr. Haddad’s family, Lennar and affiliates of Castlelake.

In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control or if, at any time, we materially breach any of our obligations under the tax receivable agreement or elect an early termination, our (or our successor’s) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control, early termination or breach) will be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement, and that any Class A units of the operating company that have not been exchanged will be deemed exchanged for the market value of our Class A common shares at the time of such change of control, early termination or breach.

Registration Rights Agreement

In connection with the formation transactions, we entered into a registration rights agreement with certain investors, including Mr. Haddad, Lennar and affiliates of Castlelake, and certain of our existing shareholders. Under the agreement, prior to the earlier of (1) 14 days after we become eligible to file a registration statement on Form S-3 and (2) 14 months after our IPO, we have agreed to register with the SEC the resale of Class A common shares by such shareholders.

Entitlement Transfer Agreement

In December 2016, we entered into an agreement with the Lennar-CL Venture pursuant to which the Lennar-CL Venture agreed to transfer to us entitlements for the right to construct (1) at least 172 homesites (or, if greater, the number of entitled homesites that are not developed or to be developed by or on behalf of the San Francisco Agency or by residential developers on the Phase 1 Land) and (2) at least 70,000 square feet of retail space (or, if greater, the amount of entitled retail space that is not developed or to be developed by or on behalf of the San Francisco Agency or by commercial developers on the Phase 1 Land) for use in the development of other portions of The San Francisco Shipyard and Candlestick Point.

Other Transactions with Lennar

Prior to the formation transactions, Lennar owned noncontrolling interests in us and each of the acquired entities. Lennar managed the San Francisco Venture and owned equity in the management company, which managed the development of Great Park Neighborhoods and Newhall Ranch. Lennar is our largest investor and owned, as of March 23, 2018, approximately 40% of our outstanding voting interest. In addition, three of our directors are senior officers of Lennar. Our Chairman and Chief Executive Officer, Mr. Haddad, and a number of our other senior executives are also former employees of Lennar.

Lennar is a homebuilder. We have sold homesites to Lennar and its affiliates. In January 2017, we closed escrow on the sale of 3.6 acres of land at The San Francisco Shipyard and Candlestick Point where up to 390 for-sale homes are planned to be built. Gross proceeds received in 2017 related to the sale were approximately $91.2 million.
Concurrent with our initial public offering, we completed a private placement with an affiliate of Lennar in which our operating company sold 7,142,857 Class A Common Units of the operating company at a price per unit equal to the initial public offering price per share, and we sold an equal number of Class B common shares at a price of $0.00633 per share. There were no underwriting fees, discounts or commissions, and aggregate proceeds from the private placement were $100.0 million. We used the proceeds from the sale of the Class B common shares to purchase 7,142,857 Class B Common Units of the operating company at a price of $0.00633 per unit.

In addition, we entered into several purchase and sale agreements with an affiliate of Lennar for homesites sold in 2006 and 2007. Pursuant to these agreements, we are obligated to complete certain post-closing improvements within the communities and the affiliate of Lennar is committed to (1) support the issuance of CFDs, (2) pay marketing fees concurrently with home escrow closings and (3) pay builder school fees among other contractual obligations. For the year ended December 31, 2017, we received $2.7 million from the Lennar affiliate pursuant to these agreements.

Prior to the formation transactions, we had a bonding agreement with Lennar and certain of its subsidiaries pursuant to which we were required to reimburse Lennar for performance bond premiums paid by Lennar, subject to a cap. In connection with the formation transactions, we are required to use commercially reasonable efforts to replace such performance bonds with new performance bonds issued by us and which are not covered by the bonding agreement. At December 31, 2017, there were still $3.3 million of performance bonds which had not been replaced and are subject to an indemnity agreement between us and Lennar.
As required by the disposition and development agreements between the San Francisco Venture and the San Francisco Agency, the San Francisco Venture has given two guarantees to the San Francisco Agency, limited to a maximum of $5.5 million per guaranty. In connection with the Separation Transaction, Lennar agreed to replace one of the guarantees provided by the San Francisco Venture to the San Francisco Agency and to indemnify the San Francisco Venture for any losses incurred with respect to such guaranty.

On October 1, 2017, we converted the operating company into a limited partnership after we obtained a private letter ruling from the IRS. The sole purpose of such conversion was to effect a mere change in the legal form of the operating company, and the limited partnership agreement of the converted entity provides the members of the operating company with substantially the same rights and obligations as were contained in the operating company’s limited liability company agreement. A wholly owned subsidiary was formed to be the managing general partner of the limited partnership, the other managing member of the limited liability company formed subsidiaries to be non-managing general partners of the limited partnership and the non-managing members of the limited liability company became limited partners of the limited partnership. Lennar has agreed to indemnify us from and against any cost or liability arising from the conversion.

Lennar is not restricted from competing with us in the future for desirable properties or from engaging in residential or commercial developments that compete with developments in which we have an interest. Currently, Lennar owns 50% of the joint venture that owns the Treasure Island community in the San Francisco area, and Lennar has a right to acquire the first phase of the Concord community in the San Francisco area, which we provide development management services with respect to, but which may compete in a variety of ways with The San Francisco Shipyard and Candlestick Point. Our operating agreement provides that none of our non-employee directors or their affiliates (which would include Lennar) have any duty to refrain from engaging in the same or similar business activities or lines of business as those in which we are engaged or propose to engage or from otherwise competing with us so long as the non-employee director did not learn of such competitive business opportunity in his or her capacity as a director. Therefore, the fact that three of our directors are senior executives of Lennar will not prevent Lennar from purchasing properties we might be interested in acquiring or otherwise competing with us.

Principal Shareholders

As of March 23, 2018, Lennar and Castlelake and their respective affiliates beneficially owned, in the aggregate, Class A common shares and Class B common shares representing approximately 40% and 17%, respectively, of the voting power of our outstanding common shares. For additional information about transactions with Lennar and Castlelake refer to the disclosure above in this section and in “Item 1A. Risk Factors—Risks Related to Our Organization and Structure.”

Review and Approval of Related Person Transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000 and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person must promptly disclose to our Chief Legal Officer any proposed related person transaction and all material facts about the proposed transaction. Our Chief Legal Officer will then assess and promptly communicate that information to our conflicts committee. Based on our conflicts committee’s consideration of all of the relevant facts and circumstances, our conflicts committee will decide whether or not to approve such transaction and will generally approve only those transactions that it determines are in, or are not inconsistent with, our best interests. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to our conflicts committee, which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any member of the conflicts committee who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction. As a result of our relationship with Lennar, land sales to Lennar and other transactions with Lennar that exceed the $120,000 threshold are subject to our policy regarding related person transactions.

Director Independence
Our Class A common shares are listed on the NYSE. Under the rules of the NYSE, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees must be independent. Under the rules of the NYSE, a director is independent only if, among other things, our board of directors makes an affirmative determination that the director has no material relationship with us. Our board of directors has determined that Kathleen Brown, William Browning, Evan Carruthers, Jonathan Foster, Michael Rossi and Michael Winer are “independent,” as that term is defined in the NYSE rules, for purposes of serving on our board of directors. Our independent directors meet regularly in executive sessions without the presence of our Chairman and our other officers. In addition to our audit committee and conflicts committee, both the compensation committee and nominating and corporate governance committee are comprised of members of the board who meet the independence requirements set forth by the SEC and the NYSE.

Item 14.     Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2017 and 2016 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates.

(In thousands)	2017	2016
Audit fees	$1,972	$3,685
Audit-related fees	953	1,487
Tax fees	624	478
All other fees	2	2
Total fees	$3,551	$5,652
        In 2017, services for audit fees include fees associated with the (i) audit of our annual financial statements (Form 10-K), and (ii) reviews of our quarterly financial statements (Forms 10-Q). Audit-related fees include fees associated with (i) our initial registration statement and our S-8 registration statement, including the preparation of comfort letters and consents, (ii) review of documents relating to our operating company’s senior notes offering, including the preparation of comfort letters, and (iii) assistance in understanding and applying financial accounting and reporting standards. Tax fees include services for tax planning, tax compliance services and tax return preparation. All other fees include license fees for use of a technical accounting research tool.
In 2016, services for audit fees include fees associated with the audit of our annual financial statements included in our initial registration statement. Audit-related fees include fees associated with our initial registration statement, including consents and the review of interim financial statements included in our draft initial registration statements. Tax fees include services for tax planning, tax compliance services and tax return preparation. All other fees include license fees for use of a technical accounting research tool.
Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services
The Audit Committee has established policies and procedures requiring that it pre-approve all audit and non-audit services to be provided by the independent registered public accounting firm to our Company. Under the policy, the Audit Committee pre-approves all services obtained from our independent auditor by category of service, including a review of specific services to be performed and the potential impact of such services on auditor independence. To facilitate the process, the policy delegates authority to one or more of the Audit Committee’s members to pre-approve services. The Audit Committee member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by Deloitte & Touche LLP during fiscal year 2017.

PART IV
Item 15.     Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report.
1. The following financial statements are contained in Item 8.

Financial Statements		Page in this Report
Report of Independent Registered Public Accounting Firm		70
Consolidated Balance Sheets as of December 31, 2017 and 2016		71
Consolidated Statements of Operations for the Years ended December 31, 2017, 2016 and 2015		72
Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2017, 2016 and 2015		73
Consolidated Statements of Capital for the Years ended December 31, 2017, 2016 and 2015		74
Consolidated Statements of Cash Flows for the Years ended December 31, 2017, 2016 and 2015		75
Notes to the Consolidated Financial Statements		76

2. The following financial statement schedule is included in this Report:

Financial Statement Schedule		Page in this Report
Schedule III—Real Estate and Accumulated Depreciation		148

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3. The following exhibits are filed with this Report or incorporated by reference:

Exhibit	Exhibit Description
3.1	Certificate of Formation of Registrant, as amended (Exhibit 3.1 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

3.2
Second Amended and Restated Limited Liability Company Agreement of Five Point Holdings, LLC (Exhibit 3.1 to Registrant's Current Report on Form 8-K dated May 15, 2017 is incorporated herein by this reference)

10.1
Limited Liability Company Agreement of Five Point Office Venture Holdings I, LLC, dated as of August 4, 2017 (Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

10.2
Guaranty Agreement, executed as of August 10, 2017, by Five Point Holdings, LLC for the benefit of SPT CA Funding 2, LLC (Exhibit 10.2 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

10.3
Mezzanine Guaranty Agreement, executed as of August 10, 2017, by Five Point Holdings, LLC for the benefit of SPT CA Funding 2, LLC (Exhibit 10.3 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

10.4
Limited Partnership Agreement of Five Point Operating Company, LP, dated as of October 1, 2017 (Exhibit 10.1 to the Current Report on Form 8-K filed on October 2, 2017 is incorporated herein by this reference)

10.5
Second Amended and Restated Operating Agreement of The Shipyard Communities, LLC (Exhibit 10.2 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.6
Registration Rights Agreement, dated as of May 2, 2016, by and among the Registrant and the persons named therein (Exhibit 10.3 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.7
Second Amended and Restated Contribution and Sale Agreement, dated as of July 2, 2015, and amended and restated as of May 2, 2016, by and among the Registrant, Five Point Holdings, Inc., Newhall Intermediary Holding Company, LLC, Newhall Land Development, LLC, The Shipyard Communities, LLC, Heritage Fields LLC, Five Point Communities Management, Inc., Five Point Communities, LP and the other parties named therein (Exhibit 10.4 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.8
Tax Receivable Agreement, dated as of May 2, 2016, by and among the Registrant and the other parties named therein (Exhibit 10.5 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.9*	Incentive Award Plan (Exhibit 10.6 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.10
Form of Indemnification Agreement by and between the Registrant and each of its Directors and Executive Officers (Exhibit 10.7 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.11
Transition Services Agreement, dated as of May 2, 2016, by and between the Registrant and Lennar (Exhibit 10.8 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.12
Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated June 3, 2010, by and between the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.9 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.13
First Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated December 19, 2012, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.10 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.14
Second Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated December 1, 2014, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.11 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.15
Interim Lease, dated as of December 3, 2004, by and between the Redevelopment Agency of the City and County of San Francisco and Lennar/BVHP, LLC (Exhibit 10.12 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.16
First Amendment to the Interim Lease, dated as of October 16, 2008, by and between Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.13 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.17
Second Amendment to the Interim Lease, dated as of May 31, 2011, by and between Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.14 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.18
Third Amendment to the Interim Lease, dated as of November 8, 2013, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.15 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.19
Fourth Amendment to the Interim Lease, dated as of September 1, 2015, by and among the Successor Agency to the Redevelopment Agency of the City and County of San Francisco, HPS Development Co., LP and CP Development Co., LP (Exhibit 10.16 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.20
Fifth Amendment to the Interim Lease, effective as of March 1, 2017, by and among The Successor Agency to the Redevelopment Agency of the City and County of San Francisco, HPS Development Co., LP and CP Development Co., LLC (Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 15, 2017 is incorporated herein by this reference)

10.21
Fourth Amended and Restated Limited Liability Company Agreement of Heritage Fields LLC, dated as of April 21, 2017, by and among Five Point Heritage Fields, LLC, Heritage Fields Capital Co-Investor Member LLC, MSD Heritage Fields, LLC, LenFive, LLC, LNR HF II, LLC, and FPC-HF Venture I, LLC (Exhibit 10.17 to Amendment No. 1 to Registrant’s Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.22
Investor Rights Agreement, dated as of May 2, 2016, by and among the Registrant and the persons named therein (Exhibit 10.18 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.23
Amended and Restated Voting and Standstill Agreement, dated as of May 2, 2016, by and among the Registrant, Five Point Holdings, Inc., and the persons named on Exhibit A thereto (Exhibit 10.19 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.24
Amended and Restated Securities Purchase Agreement, dated as of April 3, 2017, by and among the Registrant, Five Point Operating Company, LLC, LenFive, LLC and Lennar Homes of California, Inc. (Exhibit 10.20 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.25
Development Management Agreement (Concord Naval Weapons Station), dated as of July 2, 2016, by and between Lennar Concord, LLC and TSC Management Co., LLC (Exhibit 10.21 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.26
Development Management Agreement (Candlestick Point Mixed-Use Project), dated as of July 2, 2016, by and between CPHP Development, LLC and The Newhall Land and Farming Company, LLC (Exhibit 10.22 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.27
Guaranty Agreement (Development Management Agreement - Candlestick Point Mixed-Use Project), dated as of July 2, 2016, by and between Five Point Operating Company, LLC and CPHP Development, LLC (Exhibit 10.23 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.28
Guaranty Agreement (Hunters Point Shipyard Phase 1), dated as of July 2, 2016, by and between Five Point Operating Company, LLC and HPS Development Co., LP (Exhibit 10.24 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.29
Development Management Agreement (Hunters Point Shipyard Phase 1), dated as of July 2, 2016, by and between HPS Development Co., LP and The Newhall Land and Farming Company, LLC (Exhibit 10.25 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.30
Management Agreement, dated as of July 2, 2016, by and between Treasure Island Holdings, LLC and The Newhall Land and Farming Company, LLC (Exhibit 10.26 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.31
Guaranty Agreement, dated as of July 2, 2016, by and between Five Point Operating Company, LLC and Treasure Island Holdings, LLC (Exhibit 10.27 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.32
Entitlement Transfer Agreement, dated as of December 6, 2016, by and between CPHP Development Co., LLC and The Shipyard Communities, LLC (Exhibit 10.28 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.33*	Form of Restricted Share Unit Agreement (Exhibit 10.29 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.34*	Form of Restricted Share Agreement (Exhibit 10.30 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.35
Credit Agreement, dated as of April 18, 2017, by and among Five Point Operating Company, LLC, ZB, N.A. dba California Bank & Trust and the lenders party thereto (Exhibit 10.31 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.36
First Amendment to Credit Agreement, dated as of November 8, 2017, by and among Five Point Operating Company, LP, ZB, N.A., dba California Bank & Trust, Comerica Bank, N.A., JPMorgan Chase Bank, N.A., and Citibank, N.A. (Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is incorporated herein by this reference)

10.37
Second Amended and Restated Development and Management Agreement, dated as of April 21, 2017, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LLC and Five Point Communities, LP (Exhibit 10.32 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.38
First Amendment to Development Management Agreement (Concord Naval Weapons Station), dated as of April 13, 2017, by and between Lennar Concord, LLC and TSC Management Co., LLC (Exhibit 10.33 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.39
Guaranty Agreement (Concord Naval Weapons Station), dated as of April 13, 2017, by and between Lennar Corporation and TSC Management Co., LLC (Exhibit 10.34 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

21.1**	List of Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith

Item 16.     Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE POINT HOLDINGS, LLC

By:	/s/ Emile Haddad
Emile Haddad
President and Chief Executive Officer
Date:	March 30, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Emile Haddad	/s/ Emile Haddad
Chairman of the Board, President, and Chief Executive Officer	Date:	March 30, 2018

Principal Financial and Accounting Officer:

Erik Higgins	/s/ Erik Higgins
Chief Financial Officer and Vice President	Date:	March 30, 2018

Directors:

Rick Beckwitt	/s/ Rick Beckwitt		Gary Hunt	/s/ Gary Hunt
	Date:	March 30, 2018		Date:	March 30, 2018

Kathleen Brown	/s/ Kathleen Brown		Jon Jaffe	/s/ Jon Jaffe
	Date:	March 30, 2018		Date:	March 30, 2018

William Browning	/s/ William Browning		Stuart A. Miller	/s/ Stuart A. Miller
	Date:	March 30, 2018		Date:	March 30, 2018

Evan Carruthers	/s/ Evan Carruthers		Michael Rossi	/s/ Michael Rossi
	Date:	March 30, 2018		Date:	March 30, 2018

Jonathan Foster	/s/ Jonathan Foster		Michael Winer	/s/ Michael Winer
	Date:	March 30, 2018		Date:	March 30, 2018

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2017

($ in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (a)		Gross Amounts at Which Carried at Close of Period (b)
Description	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total		Accumulated Depreciation		Date of Construction	Date Acquired / Completed	Depreciation Life
Newhall Ranch-Land under development	Los Angeles County, CA	$4,803	$111,172	$—	$247,264	$—	$358,436	$—	$358,436		$—			2009	N/A
San Francisco Shipyard and Candlestick Point	San Francisco, CA	—	1,038,154	—	25,795	—	1,063,949	—	1,063,949		—			2016	N/A
Agriculture-Operating property	Los Angeles County, CA Ventura County, CA	—	40,634	1,114	(13,477)	1,418	27,157	2,532	29,689	(c)	1,507			2009	(d)
TPC Golf Course-Operating Property Held for Sale	Los Angeles County, CA	79	4,707	4,024	(2,136)	(979)	2,571	3,045	5,616		1,900			2009	(d)
Other Properties	Various	—	3,148	—	359	—	3,507	—	3,507		—			2009	N/A

Total		$4,882	$1,197,815	$5,138	$257,805	$439	$1,455,620	$5,577	$1,461,197	(e)	$3,407	(e)

(a)	Costs capitalized subsequent to acquisitions are net of land sales for real estate development properties and net of disposals and impairment write-downs for operating properties.

(b)
The aggregate cost of land and improvements for federal income tax purposes is approximately $2.0 billion (unaudited). This basis does not reflect the Company’s deferred tax assets and liabilities as these amounts are computed based upon the Company’s outside basis in their partnership interest.

(c)	Included in properties and equipment, net in the consolidated balance sheet.

(d)	See Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.

(e)	Reconciliation of “Real Estate and Accumulated Depreciation”:

Reconciliation of Real Estate
	2017	2016	2015
	(In thousands)
Balance at beginning of year	$1,395,698	$294,777	$254,304
Improvements and additions (1)	153,565	1,101,593	42,009
Cost of real estate sold	(80,466)	(672)	(462)
Reimbursements	(7,600)	—	(1,074)
Balance at end of year	$1,461,197	$1,395,698	$294,777

(1) Improvements and additions include noncash project accruals and capitalized interest.

Reconciliation of Accumulated Depreciation
	2017	2016	2015
	(In thousands)
Balance at beginning of year	$2,943	$2,442	$1,992
Additions	464	501	466
Disposals	—	—	(16)
Balance at end of year	$3,407	$2,943	$2,442