Form 10-Q
period 2018-03-31
Five Point Holdings, LLC
filed 2018-05-15
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2018, 66,277,125 Class A common shares and 79,409,507 Class B common shares were outstanding.

FIVE POINT HOLDINGS, LLC

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
We caution you that any forward-looking statements presented in this report are based on our current views and information currently available to us. Forward-looking statements are subject to risks, trends, uncertainties and factors that are beyond our control. We believe these risks and uncertainties include, but are not limited to, the following:

•	risks associated with the real estate industry;

•	downturns in economic conditions or demographic changes at the national, regional or local levels, particularly in the areas where our properties are located;

•	uncertainty and risks related to zoning and land use laws and regulations, including environmental planning and protection laws;

•	risks associated with development and construction projects;

•	adverse developments in the economic, political, competitive or regulatory climate of California;

•	loss of key personnel;

•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;

•	fluctuations in interest rates;

•	exposure to liability relating to environmental and health and safety matters;

•	exposure to litigation or other claims;

•	insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;

•	intense competition in the real estate market and our ability to sell properties at desirable prices;

•	fluctuations in real estate values;

•	changes in property taxes;

•	risks associated with our trademarks, trade names and service marks;

•	risks associated with our joint venture with The Macerich Company;

•	conflicts of interest with our directors;

•	general volatility of the capital and credit markets and the price of our Class A common shares; and

•	risks associated with public or private financing or the unavailability thereof.
Please see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, for a more detailed discussion of these and other risks.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
INVENTORIES	$1,471,615	$1,425,892
INVESTMENT IN UNCONSOLIDATED ENTITIES	529,467	530,007
PROPERTIES AND EQUIPMENT, NET	29,417	29,656
ASSETS HELD FOR SALE, NET	—	4,519
INTANGIBLE ASSET, NET—RELATED PARTY	104,653	127,593
CASH AND CASH EQUIVALENTS	778,242	848,478
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,467	1,467
RELATED PARTY ASSETS	44,836	3,158
OTHER ASSETS	8,247	7,585
TOTAL	$2,967,944	$2,978,355

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$561,062	$560,618
Accounts payable and other liabilities	164,879	167,620
Liabilities related to assets held for sale	—	5,363
Related party liabilities	177,209	186,670
Payable pursuant to tax receivable agreement	152,855	152,475
Total liabilities	1,056,005	1,072,746

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2018—64,268,027 shares; 2017—62,314,850 shares
Class B common shares; No par value; Issued and outstanding: 2018—81,418,003 shares; 2017—81,463,433 shares
Contributed capital	535,900	530,015
Retained earnings	63,293	57,841
Accumulated other comprehensive loss	(2,474)	(2,455)
Total members’ capital	596,719	585,401
Noncontrolling interests	1,315,220	1,320,208
Total capital	1,911,939	1,905,609
TOTAL	$2,967,944	$2,978,355

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES:
Land sales	$49	$465
Land sales—related party	221	84,271
Management services—related party	11,767	5,470
Operating properties	2,930	2,097
Total revenues	14,967	92,303
COSTS AND EXPENSES:
Land sales	38	80,447
Management services	7,089	2,649
Operating properties	2,390	2,280
Selling, general, and administrative	28,596	27,198
Total costs and expenses	38,113	112,574
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	1,928	—
Interest income	2,747	—
Miscellaneous	7,781	23
Total other income	12,456	23
EQUITY IN LOSS FROM UNCONSOLIDATED ENTITIES	(3,607)	(2,876)
LOSS BEFORE INCOME TAX BENEFIT	(14,297)	(23,124)
INCOME TAX BENEFIT	—	—
NET LOSS	(14,297)	(23,124)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(9,065)	(15,282)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(5,232)	$(7,842)

NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$(0.08)	$(0.20)
Diluted	$(0.10)	$(0.20)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	63,367,419	38,733,320
Diluted	144,812,299	38,733,320
NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	81,420,455	74,320,575

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
NET LOSS	$(14,297)	$(23,124)
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net loss	22	28
Other comprehensive income before taxes	22	28
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	—	—
OTHER COMPREHENSIVE INCOME—Net of tax	22	28
COMPREHENSIVE LOSS	(14,275)	(23,096)
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(9,056)	(15,268)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(5,219)	$(7,828)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2017	62,314,850	81,463,433	$530,015	$57,841	$(2,455)	$585,401	$1,320,208	$1,905,609
Adoption of accounting standards	—	—	—	10,684	—	10,684	13,961	24,645
Net loss	—	—	—	(5,232)	—	(5,232)	(9,065)	(14,297)
Share-based compensation expense	—	—	3,399	—	—	3,399	—	3,399
Reacquisition of share-based compensation awards for tax-withholding purposes	(68,886)	—	(5,131)	—	—	(5,131)	—	(5,131)
Settlement of restricted share units for Class A shares of common stock	319,783	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,656,838	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	13	13	9	22
Redemption of noncontrolling interests	45,442	(45,430)	817	—	(1)	816	(816)	—
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(2,308)	—	—	(2,308)	—	(2,308)
Adjustment of noncontrolling interest in the Operating Company	—	—	9,108	—	(31)	9,077	(9,077)	—
BALANCE - March 31, 2018	64,268,027	81,418,003	$535,900	$63,293	$(2,474)	$596,719	$1,315,220	$1,911,939

BALANCE - December 31, 2016	37,426,008	74,320,576	$260,779	$(15,394)	$(2,469)	$242,916	$1,265,197	$1,508,113
Net loss	—	—	—	(7,842)	—	(7,842)	(15,282)	(23,124)
Share-based compensation expense	—	—	4,781	—	—	4,781	—	4,781
Reacquisition of share-based compensation for tax-withholding purposes	—	—	(6,480)	—	—	(6,480)	—	(6,480)
Settlement of restricted share units for Class A shares of common stock	285,670	—	—	—	—	—	—	—
Issuance of share-based compensation awards	396,028	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	14	14	14	28
Adjustment of Noncontrolling interest in the Operating Company	—	—	3,878	—	(23)	3,855	(3,855)	—
BALANCE - March 31, 2017	38,107,706	74,320,576	$262,958	$(23,236)	$(2,478)	$237,244	$1,246,074	$1,483,318

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,297)	$(23,124)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in loss from unconsolidated entities	3,607	2,876
Depreciation and amortization	3,891	547
Noncash adjustment of payable pursuant to tax receivable agreement	(1,928)	—
Gain on sale of golf course operating properties	(6,700)	—
Gain on insurance proceeds for damaged property	(1,000)	—
Share based compensation	3,399	4,781
Changes in operating assets and liabilities:
Inventories	(54,643)	51,963
Related party assets	(3,346)	46,616
Other assets	629	918
Accounts payable and other liabilities	(789)	(28,592)
Related party liabilities	24	(32,662)
Net cash (used in) provided by operating activities	(71,153)	23,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(25,233)
Proceeds from sale of golf course operating property	5,685	—
Proceeds from insurance on damaged property	370	—
Cash from former San Francisco Venture members in relation to Formation Transactions	—	30,000
Purchase of properties and equipment	(7)	(62)
Net cash provided by investing activities	6,048	4,705
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of equity offering costs	—	(1,143)
Reacquisition of share based compensation awards for tax-withholding purposes	(5,131)	(6,480)
Payment of financing costs	—	(29)
Net cash used in financing activities	(5,131)	(7,652)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(70,236)	20,376
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	849,945	64,647
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$779,709	$85,023
SUPPLEMENTAL CASH FLOW INFORMATION (Note 13)
See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND ORGANIZATION
Five Point Holdings, LLC, a Delaware limited liability company (the “Holding Company” and, together with its consolidated subsidiaries, the “Company”) is an owner and developer of mixed-use, master-planned communities in California. The Holding Company owns all of its assets and conducts all of its operations through Five Point Operating Company, LP, a Delaware limited partnership (the “Operating Company”), and its subsidiaries. The Holding Company was formed on July 21, 2009. Prior to May 2, 2016, the Holding Company was named Newhall Holding Company, LLC and was primarily engaged in the planning and development of Newhall Ranch, a master-planned community located in northern Los Angeles County, California. On May 2, 2016, the Company completed a series of transactions (the “Formation Transactions”) pursuant to a Second Amended and Restated Contribution and Sale Agreement (the “Contribution and Sale Agreement”), the principal organizational elements of which were that the Company acquired:

•
an interest in, and became the managing member of, The Shipyard Communities, LLC, a Delaware limited liability company (the “San Francisco Venture”), which is developing The San Francisco Shipyard and Candlestick Point communities in San Francisco, California;

•	a 37.5% percentage interest in Heritage Fields LLC, a Delaware limited liability company (the “Great Park Venture”), which is developing Great Park Neighborhoods in Irvine, California; and

•
all of the Class A interests in Five Point Communities, LP, a Delaware limited partnership (“FP LP”), and all of the shares of its general partner, Five Point Communities Management, Inc., a Delaware corporation (“FP Inc.” and together with FP LP, the “Management Company”), which have historically managed the development of Great Park Neighborhoods and Newhall Ranch.

In August 2017, the Company acquired a 75% interest in Five Point Office Venture Holdings I, LLC, a Delaware limited liability company (the “Gateway Commercial Venture”), that owns approximately 73 acres of commercial land in the Great Park Neighborhoods, on which four buildings have been newly constructed with an aggregate of approximately one million square feet of research and development and office space (the “Five Point Gateway Campus”).
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

The diagram below presents a simplified depiction of the Company’s current organizational structure as of March 31, 2018:

Five Point Holdings, LLC
Limited Partner
Managing General Partner
Five Point Opco GP, LLC
Five Point Operating Company, LP (1)
Manager 100% Class B (2)
100% (3)
Administrative Member 37.5% (4)
Manager 75% (5)
San Francisco Venture
FPL and Newhall Subsidiaries
Great Park Venture
Gateway Commercial Venture
The San Francisco Shipyard and Candlestick Point
Newhall Ranch
Great Park Neighborhoods
Five Point Gateway Campus

(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of March 31, 2018, the Company owned approximately 59.4% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Assuming the exchange of all outstanding Class A Common Units of the Operating Company, and all outstanding Class A units of the San Francisco Venture (see (2) below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on April 30, 2018 ($13.30), the market capitalization of the Company was approximately $1.9 billion.
(2) The Operating Company owns all of the outstanding Class B units of the San Francisco Venture. The Class A units of the San Francisco Venture, which the Operating Company does not own, are intended to be economically equivalent to Class A Common Units of the Operating Company. As the holder of all outstanding Class B units, the Operating Company is entitled to receive 99% of available cash from the San Francisco Venture after the holders of Class A units in the San Francisco Venture have received distributions equivalent to the distributions, if any, paid on Class A Common Units of the Operating Company. Class A units of the San Francisco Venture can be exchanged, on a one-for-one basis, for Class A Common Units of the Operating Company.
(3) Together, the Operating Company and the Management Company own 100% of Five Point Land, LLC, a Delaware limited liability company (“FPL), the entity developing Newhall Ranch. The Operating Company has a controlling interest in the Management Company.
(4) Interests in the Great Park Venture are either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests are entitled to receive priority distributions in an amount equal to $565.0 million, of which $355.0 million had been distributed as of April 30, 2018. The Company owns a 37.5% Percentage Interest in the Great Park Venture, and serves as its administrative member. However, management of the venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary in its consolidated financial statements.
(5) The Company owns a 75% interest in the Gateway Commercial Venture and serves as its manager. However, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by the Company and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. The Company does not include the Gateway Commercial Venture as a consolidated subsidiary in its consolidated financial statements.
2.    BASIS OF PRESENTATION
Principles of consolidation—The accompanying condensed consolidated financial statements include the accounts of the Holding Company and the accounts of all subsidiaries in which the Holding Company has a controlling interest and the consolidated accounts of variable interest entities (“VIEs”) in which the Holding Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year.
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
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Gain on sale of golf club operating property	$6,700	$—
Gain on insurance claim	1,000	—
Net periodic pension benefit	81	23
Total miscellaneous other income	$7,781	$23

Recently issued accounting pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the balance sheet and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for public entities in fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. In January 2018, the FASB issued a proposed amendment to ASU No. 2016-02 that would allow lessors to elect, as a practical expedient, not to separate lease and nonlease components (such as services rendered) in a contract for the purpose of revenue recognition and disclosure. The practical expedient as proposed can only be applied to leasing arrangements for which (i) the timing and pattern of revenue recognition are the same for the lease and nonlease components and (ii) the combined single lease component results in classification as an operating lease. The proposed amendment also would provide for an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For leases in which the Company is the lessee, the Company will recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments. The Company is still evaluating the full impact of the adoption of ASU No. 2016-02 on January 1, 2019 to its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”) which amends the guidance on the impairment of financial instruments, including most debt instruments, trade receivables and loans. ASU No. 2016-13 adds to U.S. GAAP an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses for instruments measured at amortized cost, resulting in a net presentation of the amount expected to be collected on the financial asset. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2016-13 on its consolidated financial statements.
Recently adopted accounting pronouncements—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU No. 2014-09 and the related ASUs that formed Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective approach with the cumulative effect recorded as an adjustment to opening capital. The new guidance was applied to contracts not completed at the transition date. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under ASC Topic 605, Revenue Recognition and other industry specific guidance.
The impact of adopting the new guidance primarily relates to (i) the recognition of variable incentive compensation consideration associated with the Company’s development management agreement with the Great Park Venture, which previously was recognized when contingencies associated with the amount and timing of the consideration were resolved, but under the new guidance estimates of the amount of variable consideration that the Company expects to be entitled to receive in revenue are recognized over time as management services are provided; (ii) the recognition of variable consideration from land sale contracts in the form of revenue or profit participation and marketing fees received from homebuilders, which historically have been recognized as revenue in the period in which the contingencies associated with the amount and timing of the consideration were resolved, but under the new guidance estimates of the amount of variable consideration that the Company expects to be entitled to receive in revenue are recognized at the time of land sale; (iii) the timing of revenue recognition from land sales or agriculture crop sales resulting from additional clarity in determining that the performance obligation to the customer is complete when control of the land or crop has been transferred to the customer; (iv) the impact of adoption of ASU No. 2014-09 by the Company’s unconsolidated entities; and (v) the requirement to provide more robust disclosure on the nature of the Company’s transactions, the economic substance of the arrangements and the judgments involved.

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet from the adoption of the new revenue guidance were as follows (in thousands):

	Balance at December 31, 2017	Adjustments due to ASU No. 2014-09	Balance at January 1, 2018
ASSETS
Inventories	$1,425,892	$(9,457)	$1,416,435
Investment in unconsolidated entities	530,007	3,067	533,074
Intangible asset, net—related party	127,593	(19,220)	108,373
Related party assets	3,158	38,332	41,490
Other assets	7,585	716	8,301
LIABILITIES
Accounts payable and other liabilities	167,620	(1,722)	165,898
Related party liabilities	186,670	(9,485)	177,185
CAPITAL
Retained earnings	57,841	10,684	68,525
Noncontrolling interests	1,320,208	13,961	1,334,169

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU No. 2016-15”) which amends the guidance in ASC Topic 230, Statement of Cash Flows, on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU No. 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The Company adopted ASU No. 2016-15 effective January 1, 2018 retrospectively with no material impact on the Company’s condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force) (“ASU No. 2016-18”) which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. The Company adopted this guidance on January 1, 2018 retrospectively and as a result included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the condensed consolidated statement of cash flows.
The effect of the changes made to the Company’s condensed consolidated statement of cash flow line items from the adoption of ASU No. 2016-18 were as follows (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments due to ASU No. 2016-18	As Adjusted
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and certificates of deposits	$(213)	$213	$—
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	20,163	213	20,376
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	62,304	2,343	64,647
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	82,467	2,556	85,023

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU No. 2017-07”) which amends the guidance for the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU No. 2017-07 requires entities to report non-service-cost components of net periodic benefit cost outside of income from operations. The Company adopted ASU No. 2017-07 effective January 1, 2018, retrospectively, which resulted in reclassifying net periodic pension benefit of $23,000 from selling, general, and administrative expenses to other miscellaneous income on the condensed consolidated statement of operations for the three months ended March 31, 2017.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No. 2017-09”). ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718, Compensation - Stock Compensation. The Company adopted the amendments of ASU No. 2017-09 effective January 1, 2018 prospectively with no material impact on the Company’s condensed consolidated financial statements.

3.    REVENUES
The application of the new revenue standard had the following impacts to the financial statement line items in the Company’s condensed consolidated financial statements (in thousands):

Statement of Operations
	Three Months Ended March 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
REVENUES:
Land sales	$49	$172	$(123)
Land sales—related party	221	249	(28)
Management services—related party	11,767	6,326	5,441
Operating properties	2,930	2,089	841
COSTS AND EXPENSES:
Land sales	38	(23)	61
Management services	7,089	3,369	3,720
Operating properties	2,390	2,050	340
EQUITY IN LOSS FROM UNCONSOLIDATED ENTITIES	(3,607)	(2,539)	(1,068)
NET LOSS	(14,297)	(15,239)	942
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(9,065)	(9,596)	531
NET LOSS ATTRIBUTABLE TO THE COMPANY	(5,232)	(5,643)	411

Balance Sheet
	March 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
ASSETS
Inventories	$1,471,615	$1,481,133	$(9,518)
Investment in unconsolidated entities	529,467	527,468	1,999
Intangible asset, net—related party	104,653	127,593	(22,940)
Related party assets	44,836	1,029	43,807
Other assets	8,247	7,041	1,206
LIABILITIES
Accounts payable and other liabilities	164,879	166,490	(1,611)
Related party liabilities	177,209	186,631	(9,422)
CAPITAL
Retained earnings	63,293	52,198	11,095
Noncontrolling interest	1,315,220	1,300,728	14,492
As a result of applying the new revenue standard, there was no impact to the Company’s operating, investing or financing activities in the condensed consolidated statement of cash flows other than a change to net loss and therefore a corresponding impact on the reconciling items to arrive at the net cash used in operating activities.
Revenues are recognized when control of the promised goods (i.e. land) or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
At contract inception, the Company assesses the goods and services promised in its contract with its customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or a series of services) that is distinct. Identified performance obligations are assessed by considering implicit and explicitly stated promises. For the distinct performance obligation related to land sales, the Company typically satisfies the performance obligations at a point in time, upon transferring control of the land (when title passes at the close of escrow). The customer is able to direct the use of, control, and obtain substantially all of the benefits from the land when title passes. For the distinct performance obligation related to management services, which is comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, the Company typically satisfies the performance obligations over time as services are rendered. The customer consumes the benefits of the management services as the performance obligation is satisfied over time. The following table presents the Company’s revenues disaggregated by revenue source and reporting segment (see Note 14) (in thousands):

	Newhall	San Francisco	Great Park	Commercial	Total
Land sales	$49	$221	$—	$—	$270
Management services	—	1,620	10,057	90	11,767
Operating properties	2,043	181	—	—	2,224
	2,092	2,022	10,057	90	14,261
Operating properties leasing revenues	706	—	—	—	706
	$2,798	$2,022	$10,057	$90	$14,967

Contract balances are recorded on the condensed consolidated balance sheet in related party assets and other assets for receivables from customers and contract assets (unbilled receivables) depending on if the customer is a related party. Similarly, contract liabilities (deferred revenue) are included in accounts payable and other liabilities and related party liabilities. When the timing of the Company’s satisfaction of a performance obligation is different from the timing of the payments made by customers, the Company recognizes either a contract asset or a contract liability. Contract assets typically consist of the Company’s estimate of contingent or variable consideration that has been included in the transaction price and recognized as revenue before the contractual payment is due. Contract liabilities typically consist of payments received by the Company prior to the Company satisfying the associated performance obligation.
Consideration in the form of contingent incentive compensation from the Company’s development management agreement with the Great Park Venture is recognized as revenue as services are provided over the expected contract term, although contractual payments are due in connection with distributions made to the members of the Great Park Venture. The Company includes in the transaction price an estimate of incentive compensation only to the extent that a significant reversal of revenue is not probable. In some of its development management agreements, the Company receives compensation equal to the actual general and administrative costs incurred by the Company’s project team. In these circumstances, the Company acts as the principal and recognizes management fee revenues on these reimbursements in the same period that these costs are incurred because the amount to which the Company has the right to invoice corresponds directly with the value to the customer of the Company’s performance to date.
Additionally, the Company’s land sale contracts may include contingent amounts of variable consideration in the form of revenue or profit participation and marketing fees received from the homebuilders in amounts that are determined from the sales price or profitability of the sold home. Estimates of such variable consideration that the Company expects to be entitled to receive from the homebuilder is recognized as revenue and a contract asset at the time of land sale, although payments are received in future periods when homebuilders complete home sales. Changes in estimates of variable components of transaction prices, including estimates of variable consideration that are constrained, could result in cumulative catch-up adjustments to revenue that may result in an increase or decrease to contract assets in future periods.
The opening and closing balances of the Company’s contract assets for the three months ended March 31, 2018 were $39.0 million and $45.4 million, respectively, an increase of $6.4 million mostly from revenue recognized as management services were provided during the period. The Company’s opening and closing contract liabilities for the three months ended March 31, 2018 were insignificant.
As of March 31, 2018, the aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations associated with the development management agreement with the Great Park Venture was $76.7 million. The Company will recognize this revenue ratably as services are provided over the expected contract term, which terminates in December 2021, unless extended by mutual agreement by both the Company and the Great Park Venture. At each reporting period the Company will reassess the estimate of the amount of variable consideration the Company is expected to be entitled to such that it is probable that a significant reversal will not occur. Significant judgment is involved in management’s estimate of the amount of variable consideration included in the transaction price. In making this estimate, management utilizes projected cash flows of the operations of the Great Park Venture. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general, and administrative costs, and other factors. When changes in the estimate occur, a cumulative catch-up will be recorded in the period and the transaction price allocated to the unsatisfied performance obligation will be adjusted. The Company applies the disclosure exemptions associated with remaining performance obligations for contracts with an original expected term of one year or less, contracts for which revenue is recognized in proportion to the amount of services performed and variable consideration that is allocated to wholly unsatisfied performance obligations for services that form part of a series of services.

4.    ACQUISITIONS AND DISPOSALS
On May 2, 2016, the Company completed the Formation Transactions pursuant to the Contribution and Sale Agreement (see Note 1), in which the Company acquired a controlling financial interest in the San Francisco Venture and the Management Company. The acquisitions and the Company’s concurrent investment in the Great Park Venture (see Note 5) transformed the Company into an owner, manager and developer of real estate at three locations. In accordance with ASC 805, the Company has recorded the acquired assets (including identifiable intangible assets) and liabilities at their respective fair values as of the date of the Contribution and Sale Agreement.
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
The San Francisco Venture Acquisition
On May 2, 2016, immediately prior to completion of the Formation Transactions, the San Francisco Venture completed a separation transaction (the “Separation Transaction”) pursuant to an Amended and Restated Separation and Distribution Agreement (“Separation Agreement”) in which the equity interests in a subsidiary of the San Francisco Venture known as CPHP Development, LLC (“CPHP”) were distributed directly to the members of the San Francisco Venture: (i) an affiliate of Lennar and (ii) an affiliate of Castlelake, LP (“Castlelake”). The principal terms of the Separation Agreement include the following:
• CPHP was transferred certain acres of land where homes were being built, as well as all responsibility for current and future residential construction on the land;
• Once a final subdivision map is recorded, title to a parking structure parcel at Candlestick Point (the “CP Parking Parcel”) will be conveyed to CPHP, and CPHP will assume the obligation to construct the parking structure and certain other improvements at Candlestick Point;
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

The equity issued for the San Francisco Venture consisted of the following (in thousands, except unit and per unit amounts):

Class A Common Units of the Operating Company	378,578
Class A units of the San Francisco Venture (exchangeable for Class A Common Units in the Operating Company)	37,479,205
Total units issued/issuable in consideration	37,857,783
Estimated fair value per Class A Common Unit of the Operating Company	$23.61
Total equity consideration	$893,856
Add: contingent consideration	64,870
Less: capital commitment from seller	(120,000)
Total consideration issued for the San Francisco Venture	$838,726

The estimated fair value per Class A Common Unit of the Operating Company was determined using a discounted cash flow method projected for the Operating Company to determine a per unit enterprise value as of the acquisition date. As the Class A units of the San Francisco Venture are exchangeable on a one-for-one basis for Class A Common Units of the Operating Company, it was determined that the value of a Class A unit of the San Francisco Venture is substantially equal to the value of a Class A Common Unit of the Operating Company. The fair value of the noncontrolling interest represented by the Class A units of the San Francisco Venture held by affiliates of Lennar and Castlelake is calculated as the product of the value of a Class A unit of the San Francisco Venture and the number of Class A units of the San Francisco Venture outstanding.
Contingent consideration consists of the San Francisco Venture’s obligation (through a subsidiary) to convey the Retail Project Property to the Mall Venture and the CP Parking Parcel to CPHP. The Retail Project Property is to be conveyed pursuant to a development and acquisition agreement, dated November 13, 2014, between the Mall Venture and the San Francisco Venture’s subsidiary (the “Mall DAA”). The former owners of the San Francisco Venture retained the rights to 49.9% of the equity ownership in the Mall Venture through the Separation Agreement. Therefore, the conveyance of the Retail Project Property to the Mall Venture represents additional consideration to the former owners, contingent upon the San Francisco Venture obtaining the appropriate governmental approvals required to subdivide and convey the Retail Project Property.
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

Inventories consist of land held for development and the right to receive land from the Office of Community Investment and Infrastructure, the Successor to the Redevelopment Agency of the City and County of San Francisco (the “San Francisco Agency”), in accordance with a disposition and development agreement between the San Francisco Venture’s subsidiary and the San Francisco Agency.
Accounts payable consists of payables related to normal business operations. Related party liabilities consist of (i) $102.7 million in EB-5 loan reimbursements to CPHP or its subsidiaries, pursuant to reimbursement agreements that the San Francisco Venture entered into as of May 2, 2016 to reimburse CPHP or its subsidiaries for the proceeds of the EB-5 loans that were used to fund development of the portion of The San Francisco Shipyard and Candlestick Point that were not transferred to CPHP; and (ii) a $14.6 million closing cash adjustment payable to CPHP. The Macerich Note is a $65.1 million loan from an affiliate of the Macerich Member.
Management Company Acquisition
The Management Company was formed in 2009 as a joint venture between Emile Haddad, the Company’s Chairman and Chief Executive Officer, and an affiliate of Lennar. Upon its formation, the Management Company was engaged as an independent contractor to supervise the day-to-day affairs of the Holding Company and the assets of its subsidiaries. The Management Company received a 2.48% ownership interest in the Company’s subsidiary, FPL, in connection with its engagement as development manager. The Management Company has also acted as development manager for the Great Park Venture, under the terms of the development management agreement. Prior to the Formation Transactions, the Management Company also held an ownership interest in the Great Park Venture through an investment in a joint venture with an affiliate of Castlelake (“FPC-HF Venture I”). In 2014, the Management Company sold the rights to 12.5% of all incentive compensation under the development management agreement to FPC-HF Venture I in exchange for its ownership interest in FPC-HF Venture I. Concurrent with and pursuant to the terms and conditions of the Contribution and Sale Agreement, the Management Company’s limited partnership agreement was amended and restated. Among other things, the principal organizational changes that occurred were as follows:
• Distribution of the Management Company’s ownership interest in FPC-HF Venture I (see Note 5) to its shareholders, Emile Haddad and an affiliate of Lennar;

• The partnership interests were converted into two classes of partnership interests, designated as Class A interests and Class B interests. Holders of the Management Company’s Class B interests are entitled to receive distributions from the Management Company equal to the amount of any incentive compensation payments the Management Company receives under the development management agreement with the Great Park Venture that are characterized as “Legacy Incentive Compensation.” Holders of Class A interests are entitled to all other distributions; and

• Admission of FPC-HF Venture I as a 12.5% holder of the Management Company’s Class B interests in exchange for FPC-HF Venture I’s contribution of its right to 12.5% of the Legacy Incentive Compensation.
By acquiring all of the stock of FP Inc. and all of the Class A interests of FP LP, the Company obtained a controlling financial interest in the Management Company and is able to direct all business decisions of the Management Company.
The equity issued for the Management Company consisted of the following (in thousands, except unit/share and per unit amounts):

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
The estimated total purchase price was allocated to the Management Company’s assets and liabilities based upon fair values as determined by the Company, as follows (in thousands):

Assets acquired:
Investment in FPL	$70,000
Intangible asset	129,705
Cash	3,664
Legacy Incentive Compensation receivable from related party	56,232
Related party receivables	5,282
Prepaid expenses and other current assets	328
Liabilities assumed:
Other liabilities	(2,397)
Related party liabilities	(81,996)
Accrued employee benefits	(6,880)
Net assets acquired	$173,938

The intangible asset is a contract asset resulting from the incentive compensation provisions of the development management agreement with the Great Park Venture. The agreement has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew for three additional years and then two additional years. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received. The investment in FPL, which was stepped up to fair value, is eliminated in consolidation as FPL is a consolidated subsidiary of the Company. Related party liabilities are comprised of the Class B distribution rights held by Emile Haddad, an affiliate of Lennar and FPC-HF Venture I. The Class B interests were determined to not be a substantive form of equity because the interests only entitle the holders to the Legacy Incentive Compensation payments, and does not expose the holders to the net assets or residual interest of the Management Company. Class B distributions will be made when the Management Company receives Legacy Incentive Compensation payments under the development management agreement with the Great Park Venture. As of March 31, 2018, the Management Company had received $58.3 million of the Legacy Incentive Compensation and made distributions in the same amount to the holders of Class B interests. Related party liabilities also includes an obligation to the Operating Company for $14.1 million, representing 12.5% of the Non-Legacy

Incentive Compensation under the development management agreement with the Great Park Venture that the Management Company previously sold to FPC-HF Venture I and that the Operating Company acquired from FPC-HF Venture I in connection with the Contribution and Sale Agreement. This obligation and the Operating Company’s acquired asset are eliminated in the accompanying condensed consolidated balance sheet as of March 31, 2018.
Tournament Players Club at Valencia Golf Course Disposal
In January 2018, the Tournament Players Club at Valencia Golf Course was sold for net cash proceeds of $5.7 million, and the buyer’s assumption of certain liabilities, including certain club membership related liabilities. The Company recognized a gain of $6.7 million as a result of the sale and such gain is included in miscellaneous other income in the condensed consolidated statement of operations for the three months ended March 31, 2018. The property was operated by the Company as an amenity to the Newhall segment’s fully developed Valencia community and the gain on the sale is included in the Newhall segment’s results for the three months ended March 31, 2018.

5.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
On May 2, 2016, concurrent with and pursuant to the terms and conditions of the Contribution and Sale Agreement, the Great Park Venture’s limited liability company agreement was amended and restated and the existing interests were split into two classes of interests—"Percentage Interests" and "Legacy Interests." The pre-Formation Transaction owners of the Great Park Venture retained the Legacy Interests, which entitle them to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests are entitled to receive all other distributions. As of March 31, 2018, the Great Park Venture has made distributions to the holders of Legacy Interests in the aggregate amount of $120.0 million. In April 2018, the Great Park Venture made a distribution to the holders of Legacy Interests of approximately $235.0 million. Pursuant to the Contribution and Sale Agreement, the Operating Company acquired 37.5% of the Percentage Interests in exchange for issuing 17,749,756 Class A Common Units in the Operating Company to an affiliate of Lennar and to FPC-HF Venture I. Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use, master planned community located in Orange County, California. The Company, through its acquisition of the Management Company, has been engaged to manage the planning, development and sale of land at the Great Park Neighborhoods and supervise the day-to-day affairs of the Great Park Venture. The Great Park Venture is managed by the members who hold Percentage Interests. The Company does not control the actions of the Great Park Venture.

The cost of the Company’s initial investment in the Great Park Venture was $114.2 million higher than the Company’s underlying equity in the carrying value of net assets of the Great Park Venture (basis difference). The Company’s earnings from the equity method investment are adjusted by amortization and accretion of the basis differences as the assets and liabilities that gave rise to the basis difference are sold, settled or amortized.

The following table summarizes the statement of operations of the Great Park Venture for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017
Land sale revenues	$407	$4,673
Cost of land sales	—	(2,553)
Other costs and expenses	(15,140)	(7,208)
Net loss of Great Park Venture	$(14,733)	$(5,088)
The Company’s share of net loss	$(5,525)	$(1,908)
Basis difference accretion (amortization)	1,471	(968)
Equity in loss from Great Park Venture	$(4,054)	$(2,876)

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Inventories	$1,108,306	$1,089,513
Cash and cash equivalents	292,243	336,313
Receivable and other assets	34,562	21,778
Total assets	$1,435,111	$1,447,604
Accounts payable and other liabilities	$216,472	$225,588
Distribution payable to Legacy Interests	235,033	—
Redeemable Legacy Interests	209,967	445,000
Capital (Percentage Interest)	773,639	777,016
Total liabilities and capital	$1,435,111	$1,447,604
The Company’s share of capital in Great Park Venture	$290,115	$291,381
Unamortized basis difference	132,389	132,111
The Company’s investment in the Great Park Venture	$422,504	$423,492

Gateway Commercial Venture
On August 4, 2017, the Company entered into the Limited Liability Company Agreement of the Gateway Commercial Venture, made a capital contribution of $106.5 million to the Gateway Commercial Venture, and received a 75% interest in the venture. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture. However, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
On August 10, 2017, through its wholly owned subsidiaries, the Gateway Commercial Venture completed the purchase of the Five Point Gateway Campus located in Irvine, California. The purchase price of $443.0 million was funded using capital contributions by the members of the Gateway Commercial Venture and $291.2 million in debt financing. The financing arrangement also provides for an additional $48.0 million to be borrowed for the cost of tenant improvements, leasing expenditures and certain capital expenditures. The debt obtained by the Gateway Commercial Venture is non-recourse to the Company     other than in the case of customary “bad acts” or bankruptcy or insolvency events.

The following table summarizes the statement of operations of the Gateway Commercial Venture for the three months ended March 31, 2018 (in thousands):

Rental revenues	$6,705
Rental operating and other expenses	(959)
Depreciation and amortization	(2,868)
Interest expense	(2,282)
Net income of Gateway Commercial Venture	$596
The Company’s share of net income	$447
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of March 31, 2018 (in thousands):

	March 31, 2018	December 31, 2017
Real estate and related intangible assets, net	$447,654	$448,795
Other assets	9,021	7,211
Total assets	$456,675	$456,006
Notes payable, net	$287,235	$286,795
Other liabilities	26,823	27,190
Members’ capital	142,617	142,021
Total liabilities and capital	$456,675	$456,006
The Company’s investment	$106,963	$106,516

6.    NONCONTROLLING INTERESTS
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company. At March 31, 2018, the Holding Company and its wholly owned subsidiary owned approximately 59.4% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries, and records a noncontrolling interest for the remaining 40.6% of the outstanding Class A Common Units of the Operating Company.
After a 12 month holding period, holders of Class A Common Units of the Operating Company may exchange their units for, at the Company’s option, either (i) Class A common shares on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or (ii) cash in an amount equal to the market value of such shares at the time of exchange. Whether such units are acquired by the Company in exchange for Class A common shares or cash, if the holder also owns Class B common shares, then an equal number of that holder’s Class B common shares will automatically convert into Class A common shares, at a ratio of 0.0003 Class A common shares for each Class B common share. This exchange right is currently exercisable by all holders of outstanding Class A Common Units of the Operating Company, except for 7,142,857 units purchased by Lennar on May 15, 2017, as to which such right is exercisable after May 15, 2018.

The San Francisco Venture has two classes of units—Class A units and Class B units. The Operating Company owns all of the outstanding Class B units of the San Francisco Venture. All of the outstanding Class A units are owned by affiliates of Lennar and affiliates of Castlelake. The Class A units of the San Francisco Venture are intended to be economically equivalent to the Class A Common Units of the Operating Company. The Class A units of the San Francisco Venture represent noncontrolling interests to the Operating Company.
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
With each exchange of Class A Common Units of the Operating Company for Class A common shares, the Holding Company’s percentage ownership interest in the Operating Company and its share of the Operating Company’s cash distributions and profits and losses will increase (see Note 7). Additionally, other issuances of common shares of the Holding Company or common units of the Operating Company results in changes to the noncontrolling interest percentage as well as the total net assets of the Company. As a result, all equity transactions result in an allocation between members’ capital and the noncontrolling interest in the Company’s consolidated balance sheets and statements of capital to account for the changes in the noncontrolling interest ownership percentage as well as the change in total net assets of the Company.
During the three months ended March 31, 2018 and 2017, the Holding Company increased its ownership interest in the Operating Company as a result of equity transactions related to the Company’s share based compensation plan and exchanges of Class A Common Units of the Operating Company for Class A common shares. The carrying amount of the Company’s noncontrolling interest has been adjusted to reflect these changes in ownership interests.
In April 2018, the Company issued approximately 2.0 million Class A common shares in exchange for Class A Common Units of the Operating Company and the related automatic conversion of Class B common shares.
7.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the TRA related obligation, which was $152.9 million and $152.5 million at March 31, 2018 and December 31, 2017, respectively. The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, Five Point Communities, LP and FPL, all of which have also been determined to be VIEs.
The San Francisco Venture is a VIE as the other members of the venture, individually or as a group, are not able to exercise kick-out rights or substantive participating rights. The Company applied the variable interest model and determined that it is the primary beneficiary of the San Francisco Venture and, accordingly, the San Francisco Venture is consolidated in its results. In making that determination, the Company evaluated that the Operating Company has unilateral and unconditional power to make decisions in regards to the activities that significantly impact the economics of the VIE, which are the development of properties, marketing and sale of properties, acquisition of land and other real estate properties and obtaining land ownership or ground lease for the underlying properties to be developed. The Company is determined to have more-than-insignificant economic benefit from the San Francisco Venture because the Operating Company can prevent or cause the San Francisco Venture from making distributions on its units, and the Operating Company would receive 99% of any such distributions (assuming no distributions had been paid on the Class A Common Units of the Operating Company). In addition, the San Francisco Venture is only allowed to make a capital call on the Operating Company and not any other interest holders, which could be a significant financial risk to the Operating Company.

As of March 31, 2018, the San Francisco Venture had total combined assets of $1,093.4 million, primarily comprised of $1,076.5 million of inventories, $7.3 million in related party assets and $7.9 million in cash and total combined liabilities of $255.2 million including $167.6 million in related party liabilities and $65.1 million in notes payable.
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
The Company and other partners do not generally have an obligation to make capital contributions to the San Francisco Venture. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the San Francisco Venture. The Company does not guarantee any debt of the San Francisco Venture.
FP LP and FPL are VIEs because the other partners or members have disproportionately fewer voting rights, and substantially all of the activities of the entities are conducted on behalf of the other partners or members and their related parties. The Operating Company, or a wholly owned subsidiary of the Operating Company, is the primary beneficiary of FP LP and FPL.
As of March 31, 2018, FP LP and FPL had combined assets of $579.1 million, primarily comprised of $395.1 million of inventories, $104.7 million of intangibles, $37.5 million in related party assets and $7.6 million in cash, and total combined liabilities of $132.2 million, including $117.8 million in accounts payable and other liabilities and $9.5 million in related party liabilities.
As of December 31, 2017, FP LP and FPL had combined assets of $543.5 million, primarily comprised of $361.9 million of inventories, $127.6 million of intangibles, $3.1 million in related party assets and $12.3 million in cash, and total combined liabilities of $131.0 million, including $117.1 million in accounts payable and other liabilities and $9.1 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the three months ended March 31, 2018 and 2017, respectively, there were no VIEs that were deconsolidated.
8.    INTANGIBLE ASSET, NET—RELATED PARTY
In connection with the Company’s acquisition of the Management Company (see Note 4), the Company acquired an intangible asset related to the contract value of the incentive compensation provisions of the Management Company’s development management agreement with the Great Park Venture. The carrying amount and accumulated amortization of the intangible asset as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(25,052)	(2,112)
Net book value	$104,653	$127,593

For the three months ended March 31, 2018, the Company recorded $3.7 million of amortization expense, which is included in the cost of management services in the accompanying condensed consolidated statement of operations, as a result of the recognition of revenue attributed to incentive compensation. Additionally, in connection with the transition adjustment recorded for the adoption of ASU No. 2014-09 on January 1, 2018, the Company recorded an increase to accumulated amortization of $19.2 million (see Note 2). No amortization expense was recorded for the three months ended March 31, 2017.
9.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Assets:
Contract assets (see Note 3)	$43,807	$—
Builder fees and other	1,029	3,158
	$44,836	$3,158
Liabilities:
EB-5 loan reimbursements	$102,692	$102,692
Contingent consideration—Mall Venture project property	64,870	64,870
Deferred land sale revenue	—	9,860
Payable to holders of Management Company’s Class B interests	9,000	9,000
Other	647	248
	$177,209	$186,670

10.    NOTES PAYABLE, NET
At March 31, 2018 and December 31, 2017, notes payable consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
7.875% Senior Notes due 2025	$500,000	$500,000
Macerich Note	65,130	65,130
Settlement Note	5,000	5,000
Unamortized debt issuance costs and discount	(9,068)	(9,512)
	$561,062	$560,618

11.    TAX RECEIVABLE AGREEMENT
The Company is a party to a tax receivable agreement (“TRA”) with all of the holders of Class A Common Units of the Operating Company and all the holders of Class A units of the San Francisco Venture (as parties to the TRA, the “TRA Parties”). At March 31, 2018 and December 31, 2017, the Company’s condensed consolidated balance sheets include a liability of $152.9 million and $152.5 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) and Section 743 of the Internal Revenue Code of 1986, as amended, to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s directly or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record adjustments to TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Furthermore, the Company may record adjustments to TRA liabilities if and when TRA Parties exchange Class A Common Units of the Operating Company for the Company’s Class A common shares or other equity transactions that impact the Holding Company’s ownership in the Operating Company. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent adjustments to the amount of TRA liabilities recognized.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the three months ended March 31, 2018 and 2017.
12.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business.
Newhall Ranch Project Approval Settlement
In September 2017, the Company reached a settlement (the "Newhall Settlement") with key national and state environmental and Native American organizations that were petitioners (the "Settling Petitioners") in various legal challenges to Newhall Ranch's regulatory approvals and permits. As of March 31, 2018, the Company has recorded a liability of $41.8 million associated with certain obligations of the Newhall Settlement. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of March 31, 2018, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $49.8 million with the final payment due in 2026. The Company did not reach a settlement with two local environmental organizations that have pending challenges to certain approvals for Newhall Ranch (the “Non-Settling Petitioners”). See “Legal Proceedings” below.
Agreement Regarding Mall Venture
On May 2, 2016, the Company entered into an agreement with CPHP pursuant to which, upon completion of the Retail Project, CPHP will contribute all of its interests in the Mall Venture Member to the Operating Company in exchange for 2,917,827 Class A Common Units of the Operating Company. Additionally, CPHP will purchase an equal amount of Class B common shares from the Holding Company at a price of $0.00633 per share. If the Company or CPHP fail to achieve certain milestones, including the conveyance to the Mall Venture of the Retail Project Property on or prior to December 31, 2017, subject to certain extensions, Macerich will have the right to terminate the joint venture, require the Company to repay the $65.1 million Macerich Note and to pay 50% of certain termination fees (the remainder would be paid by CPHP). The additional termination fees, in addition to other amounts, include an amount equal to the incurred but unpaid interest on the Macerich Note. The unpaid interest totaled approximately $7.6 million as of March 31, 2018. However, the Company would no longer be obligated to transfer the Retail Project Property to the Retail Project or the CP Parking Parcel to CPHP. Instead, the Company would be obligated to issue 436,498 Class A Common Units of the Operating Company to CPHP, and CPHP would be obligated to purchase an equal number of Class B common shares from the Holding Company at a price of $0.00633 per share. The Retail Project Property had not been conveyed to the Mall Venture as of March 31, 2018. In light of the rapidly evolving retail landscape, the Company and the members of the Mall Venture have been evaluating the viability of the mall at the site, and the Company is currently exploring potential alternative configurations and/or uses for the site. At this time, the development plan for the site and any related impact on the Mall Venture are uncertain.

Candlestick Point Development Agreement
On May 2, 2016, the Company entered into a development agreement with CPHP in which among other things, CPHP agreed to be responsible for all design and construction costs (up to $240 million) associated with the parking structure to be built on the CP Parking Parcel, and the Company agreed to reimburse CPHP for design and construction costs in excess of $240 million. Additionally, the Company agreed to remit to CPHP up to $25 million the Company realizes from CFD proceeds at Candlestick Point following completion of the parking structure. However, such obligation is subject to a dollar-for-dollar reduction by any amounts the Company pays for costs in excess of $240 million on the parking structure. Depending upon the final development plans for the Retail Project Property, the Company’s development agreement with CPHP may be modified or terminated. See “Agreement Regarding Mall Venture” above.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $73.9 million and $79.9 million as of March 31, 2018 and December 31, 2017, respectively.
San Francisco Shipyard and Candlestick Point Disposition and Development Agreement
The San Francisco Venture is a party to a disposition and development agreement with the San Francisco Agency in which the San Francisco Agency has agreed to convey portions of The San Francisco Shipyard and Candlestick Point to the San Francisco Venture for development. The San Francisco Venture has agreed to reimburse the San Francisco Agency for reasonable costs and expenses actually incurred and paid by the San Francisco Agency in performing its obligations under the disposition and development agreement. The San Francisco Agency can also earn a return of certain profits generated from the development and sale of The San Francisco Shipyard and Candlestick Point if certain thresholds are met. As of March 31, 2018 the thresholds have not been met.
In April 2014, the San Francisco Venture provided the San Francisco Agency with a guaranty of infrastructure obligations with a maximum obligation of $21.4 million and in March 2016 an additional guaranty of infrastructure obligations was made with a maximum obligation of $8.1 million. In June 2017, the Holding Company provided the San Francisco Agency with a guaranty related to construction of certain park and open space obligations with a maximum obligation of $83.7 million and, in September 2017, provided an additional guaranty of infrastructure obligations with a maximum obligation of $79.1 million.
Letters of Credit
At each of March 31, 2018 and December 31, 2017, the Company had outstanding letters of credit totaling $2.4 million. These letters of credit were issued to secure various development and financial obligations. At each of March 31, 2018 and December 31, 2017, the Company had restricted cash and certificates of deposit of $1.4 million pledged as collateral under certain of the letters of credit agreements.
Legal Proceedings
California Department of Fish and Wildlife Permits
In January 2011, petitioners Center for Biological Diversity, California Native Plant Society, and Wishtoyo Foundation/Ventura Coastkeeper, Santa Clarita Organization for Planning and the Environment (“SCOPE”) and Friends of the Santa Clara River filed a complaint in Los Angeles County Superior Court (“Superior Court”) challenging the validity of certain aspects of the environmental impact report (“EIR”) portion of the EIR/Environmental Impact Statement (“EIR/EIS”) for the Newhall Ranch project. In November 2015, following lower court proceedings, the California Supreme Court (“Supreme Court”) reversed the Court of Appeal’s judgment on three issues raised in the case, namely: (i) the EIR’s greenhouse gas (“GHG”) emissions significance findings, (ii)

the EIR’s mitigation measures for a protected fish species (“Stickleback”), and (iii) the timeliness of public comments on impacts to cultural resources and another sensitive fish species; and remanded to the Court of Appeal for reconsideration and new decision. In July 2016, after the remand, the Court of Appeal issued a new decision in favor of California Department of Fish and Wildlife (“CDFW”) and the Company as to the public comment issues. After further proceedings, the Court of Appeal remitted the case to the trial court, and that court issued the judgment and writ of mandate proposed by the CDFW as to the GHG and Stickleback issues. In February 2017, petitioners filed a notice of appeal challenging the scope of the trial court’s judgment and writ. In the interim, and in response to the Supreme Court’s decision, CDFW conducted additional analysis on the GHG and Stickleback issues and, in June 2017, reapproved the EIR and Newhall Ranch project. Thereafter, the Court of Appeal issued an opinion affirming the scope of the trial court’s judgment and writ in favor of CDFW and the Company.
In September 2017, petitioners Center for Biological Diversity, California Native Plant Society, and Wishtoyo Foundation/Ventura Coastkeeper (collectively, “Settling Petitioners”) settled all of their respective claims in the case, leaving only two petitioners, SCOPE and Friends of the Santa Clara River (collectively, “Non-Settling Petitioners”). In October 2017, the two Non-Settling Petitioners objected to CDFW’s June 2017 reapproval of the Newhall Ranch EIR and project. In March 2018, the Supreme Court denied the Non-Settling Petitioners’ petition for review. The remaining action required to conclude this litigation is resolution of the Non-Settling Petitioners’ objections to CDFW’s request to discharge the trial court’s writ having complied with it. Until such objections are resolved, the Company cannot predict the final outcome of this matter.
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
In July 2017, the BOS certified the final additional environmental analyses and reapproved the Landmark Village and Mission Village projects and related permits. In September 2017, Los Angeles County advised the trial court it had taken the actions required to fully comply with CEQA, the Fish and Game Code, and the writ, and requested that the Superior Court discharge the writs. As explained in further detail below, the two Non-Settling Petitioners filed a new action challenging Los Angeles County’s reapproval of the additional environmental analyses and the Landmark Village and Mission Village projects and related permits.
As with the CDFW action above, in September 2017, the Settling Petitioners settled all of their respective claims in the Landmark Village and Mission Village cases with the Company, leaving only the two Non-Settling Petitioners.
In October 2017, the two Non-Settling Petitioners objected to Los Angeles County’s return to the writs, raising the same issues as to the scope of the trial court’s writ as they raised in the related CDFW action. As requested by the County and the Company, the trial court deferred its ruling on the Non-Settling Petitioners’ objections until the Court of Appeal’s opinion in the related CDFW action had been finalized and that court issued an opinion resolving the Landmark Village and Mission Village appeals as to the scope of the writs. As discussed above, in March 2018, the Supreme Court denied the Non-Settling Petitioners’ petition to review the Court of Appeal’s decision in the CDFW action. On May 11, 2018, the Court of Appeal issued its decision in favor of Los Angeles County and the Company; however, the decision is not yet final pending a 30-day period in which the Non-

Settling Petitioners may request a rehearing. The Company cannot predict the outcome of these matters until the Court of Appeal’s opinion is final.
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
Consistent with the terms of the settlement in this action and the CDFW, Landmark Village, and Mission Village actions, the Settling Petitioners moved to dismiss their claims on appeal and withdraw from the District Court litigation. In October 2017, the Ninth Circuit granted the motion to dismiss the appeal and the claims with prejudice as to the Settling Petitioners. The Ninth Circuit then ordered supplemental briefs to explain the impact of the dismissal, if any, on the remaining claims. The Corps and the Company, on the one hand, and the two Non-Settling Petitioners, on the other hand, filed supplemental briefs pursuant to the Court’s order. On April 9, 2018, the Ninth Circuit issued its opinion affirming the District Court’s summary judgment in favor of the Corps and the Company as intervenor.
Bayview Hunters Point
On May 1, 2018, plaintiffs Bayview Hunters Point Residents, Danielle Carpenter, and Catherine Muhammad on behalf of themselves and the other residents of the Bayview Hunters Point neighborhood (collectively, the “Bayview Plaintiffs”) filed a putative class action claim in San Francisco Superior Court naming Tetra Tech EC, Inc. and Tetra Tech, Inc. (together, “Tetra Tech”), Lennar, Inc. and the Company as defendants. The Bayview Plaintiffs allege that, among other things, Tetra Tech, an independent contractor hired by the U.S. Navy to conduct testing and remediation of toxic radiological waste on the former site of the Hunters Point Navy Shipyard in San Francisco, fraudulently misrepresented its test results and remediation efforts. The Bayview Plaintiffs are seeking damages against Tetra Tech. The Bayview Plaintiffs have also requested an injunction to prevent the Company and Lennar, Inc. from undertaking any development activities at The San Francisco Shipyard project. Given the preliminary nature of these claims, the Company cannot predict the outcome of this matter.

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
13.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	2018	2017
NONCASH INVESTING AND FINANCING ACTIVITIES:
Receivable for insurance proceeds on damaged property	$630	$—
Accrued deferred equity offering and financing costs	$—	$709
Recognition of TRA liability	$2,308	$—
Liabilities assumed by buyer in connection with sale of golf course operating property	$7,795	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017
Cash and cash equivalents	$778,242	$82,467
Restricted cash and certificates of deposit	1,467	2,556
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$779,709	$85,023

Amounts included in restricted cash and certificates of deposit represent amounts held as collateral on open letters of credit related to development obligations or because of other contractual obligations of the Company that require the restriction.
14.    SEGMENT REPORTING
As of and for the three months ended March 31, 2018, the Company’s reportable segments consist of:
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
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of March 31, 2018, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting in the Formation Transactions. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, and management services provided by the Company to the Great Park Venture.
• Commercial—includes Five Point Gateway Campus, an office and research and development campus within the Great Park Neighborhoods, consisting of four newly constructed buildings. Two of the four buildings are leased to one tenant under a 20-year triple net lease which commenced in August 2017. The Company and a subsidiary of Lennar have entered into separate 130-month full service gross leases to occupy a portion of the other two buildings. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture, the entity that owns the Five Point Gateway Campus. As of March 31, 2018, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture.
 Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)
	Three Months Ended March 31,
	2018	2017	2018	2017
Newhall	$2,798	$3,004	$3,063	$(7,041)
San Francisco	2,022	85,225	(4,763)	(1,642)
Great Park	10,464	8,747	(11,366)	(3,549)
Commercial	6,795	—	686	—
Total reportable segments	22,079	96,976	(12,380)	(12,232)
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(407)	(4,673)	14,733	5,088
Gateway Commercial Venture (1)	(6,705)	—	(596)	—
Add equity in earnings (losses) from unconsolidated entities—
Great Park Venture	—	—	(4,054)	(2,876)
Gateway Commercial Venture	—	—	447	—
Corporate and unallocated (3)	—	—	(12,447)	(13,104)
Total consolidated balances	$14,967	$92,303	$(14,297)	$(23,124)

Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	March 31, 2018	December 31, 2017
Newhall	$454,939	$444,407
San Francisco	1,111,243	1,123,266
Great Park	1,575,717	1,578,142
Commercial	456,951	456,292
Total reportable segments	3,598,850	3,602,107
Reconciling items:
Removal of unconsolidated balance of Great Park Venture (1)	(1,435,111)	(1,447,604)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(456,675)	(456,006)
Other eliminations (2)	(34,658)	(80,890)
Add investment balance in Great Park Venture	422,504	423,492
Add investment balance in Gateway Commercial Venture	106,963	106,516
Corporate and unallocated (3)	766,071	830,740
Total consolidated balances	$2,967,944	$2,978,355

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s operating results and balances that are included in the Great Park segment and Commercial segment operating results and balances, respectively, but are not included in the Company’s consolidated results and balances.
(2) Represents intersegment balances that eliminate in consolidation.
(3) Corporate and unallocated activity is primarily comprised of corporate general, and administrative expenses. Corporate and unallocated assets consist of cash and cash equivalents, receivables, and prepaid expenses.
15.     SHARE-BASED COMPENSATION
On May 2, 2016, the Board of the Holding Company authorized and approved the Company’s Incentive Award Plan. In doing so, the Board authorized the issuance of up to 8,500,822 Class A common shares of the Holding Company under the Incentive Award Plan. The Incentive Award Plan provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the Incentive Award Plan) and performance share awards. As of March 31, 2018, there were 4,040,407 remaining Class A common shares available for future issuance under the Incentive Award Plan.
Restricted Share Units
As part of the authorization and approval of the Incentive Award Plan on May 2, 2016, the Board of the Holding Company also authorized and approved the issuance, grant, and delivery of up to 2,350,406 Restricted Share Units (“RSUs”), all of which were granted in 2016. A portion of the RSUs were granted to management and had no requisite service period and were fully vested at the grant date. The remaining portion of the RSUs were granted to management and non-employee consultants and are subject to three or four year vesting terms. All of the RSUs settle on a one-for-one basis in Class A common shares in four equal annual installments with the first settlement having occurred on January 15, 2017. The RSUs may not be sold or transferred prior to settlement. In general, RSUs which have not vested are forfeited upon termination of employment or consulting arrangements. In January 2018, in connection with the second settlement of RSUs, the Company reacquired 281,438 vested RSUs for $4.1 million for the purpose of settling tax withholding obligations of employees.

Restricted Shares
In January 2017, the Company granted 396,028 restricted Class A common shares to executive officers of the Company, entitling the holders to non-forfeitable dividends. The restricted Class A common shares vest in three equal annual installments, the first of which occurred in January 2018. In general, the restricted Class A common shares which have not vested are forfeited upon termination of employment. In connection with the first vesting date in January 2018, the Company reacquired 68,886 restricted Class A common shares for $1.0 million for the purpose of settling tax withholding obligations of employees.
During the three months ended March 31, 2018, the Company granted employees and directors 1,724,268 restricted Class A common shares with service vesting terms ranging from one to three years. In general, the restricted Class A common shares which have not vested are forfeited upon termination of employment or board service. The fair value of the compensation cost associated with these awards was determined based on the closing market price of the Company’s Class A common shares on each award’s grant date.
The following table summarizes share-based equity compensation activity for the three months ended March 31, 2018:

	Share Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	1,085	$18.57
Granted	1,724	$14.81
Forfeited	(67)	$14.83
Vested	(764)	$19.01
Nonvested at March 31, 2018	1,978	$15.25

Share-based compensation expense was $3.4 million and $4.8 million for the three months ended March 31, 2018, and 2017, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. Approximately $27.4 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted–average period of 2.6 years from March 31, 2018. The estimated fair value at vesting of share-based awards that vested during the three months ended March 31, 2018 was $11.3 million.
16.    EMPLOYEE BENEFIT PLANS
The Newhall Land and Farming Company Retirement Plan (the "Retirement Plan") is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. In 2004, the Retirement Plan was amended to cease future benefit accruals and the Retirement Plan was frozen. For the three months ended March 31, 2018, the Company contributed $0.1 million to the Retirement Plan. The Company anticipates contributing approximately $0.5 million in total to the Retirement Plan during the year ending December 31, 2018.

The components of net periodic benefit for the three months ended March 31, 2018 and 2017, are as follows (in thousands):

	2018	2017
Net periodic benefit:
Interest cost	$187	$206
Expected return on plan assets	(290)	(257)
Amortization of net actuarial loss	22	28
Net periodic benefit	$(81)	$(23)

Net periodic benefit does not include a service cost component as a result of the Retirement Plan being frozen. All other components of net periodic benefit are included in other income on the condensed consolidated statements of operations.
17.    INCOME TAXES
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
In each of the three months ended March 31, 2018 and 2017, the Company recorded no benefit for income taxes (after application of increases in the Company’s valuation allowance of $1.6 million and $3.2 million, respectively) on pre-tax loss of $14.3 million and $23.1 million, respectively. The effective tax rates for the three months ended March 31, 2018 and 2017, differ from the 21% federal statutory rate in 2018 and the 35% federal statutory rate prior to 2018 and applicable state statutory tax rates primarily due to the Company’s valuation allowance on its book losses and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
Each quarter the Company assesses its deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset it concludes is more likely than not unrealizable. The Company’s assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, its utilization experience with operating loss and tax credit carryforwards and tax planning alternatives, to the extent these items are applicable. Largely due to a history of book losses, the Company has recorded a valuation allowance against its federal and state net deferred tax assets.
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
18.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS AND DISCLOSURES

ASC Topic 820, Fair Values Measurement emphasizes that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The following hierarchy classifies the inputs used to determine fair value into three levels:
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments. Other than notes payable, net, the carrying amount of the Company's financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company's estimates of fair value at both March 31, 2018 and December 31, 2017. The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At March 31, 2018, the estimated fair value of notes payable, net was $575.8 million compared to a carrying value of $561.1 million. At December 31, 2017, the estimated fair value of notes payable, net was $568.1 million compared to a carrying value of $560.6 million. For the three months ended March 31, 2018 and 2017, the Company had no assets that were measured at fair value on a nonrecurring basis.
Contingent consideration is carried at fair value and is remeasured on a recurring basis. The Company uses level 3 inputs to measure the estimated fair value of the contingent consideration arrangement based on the expected cash flows considering the use of the underlying property subject to the arrangement. The estimated cash flows are affected by estimates and assumptions related to development costs, retail rents, occupancy rates and continuing operating expenses. Other than contingent consideration (see Note 9), the Company had no other assets or liabilities that are required to be remeasured at fair value on a recurring basis at both March 31, 2018 and December 31, 2017.
19.    EARNINGS PER SHARE
The Company uses the two-class method in its computation of earnings per share. Pursuant to the terms of the Holding Company’s Limited Liability Company Agreement, the Class A common shares and the Class B common shares are entitled to receive distributions at different rates, with each Class B common share receiving 0.03% of the distributions paid on each Class A common share. Under the two-class method, the Company’s net income available to common shareholders is allocated between the two classes of common shares on a fully-distributed basis and reflects residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, the Company determined that both classes share in the Company’s losses, and they share in the losses using the same mechanism as the distributions. No distributions were declared for the three months ended March 31, 2018 and 2017, and the Company operated in a net loss position in both periods. As a result, net losses attributable to the parent were allocated to the Class A common shares and Class B common shares in an amount per Class B common share equal to 0.03% multiplied by the amount per Class A common share. Basic loss per Class A common share is determined by dividing net loss allocated to Class A Common shareholders by the weighted average number of Class A common shares outstanding for the period. Basic loss per Class B common share is determined by dividing net loss allocated to the Class B common shares by the weighted average number of Class B common shares outstanding during the period.
Diluted loss per share calculations for both Class A common shares and Class B common shares contemplate adjustments to the numerator and the denominator under the if-converted method for the convertible Class B common shares, the exchangeable Class A units of the San Francisco Venture and the exchangeable Class A Common Units of the Operating Company, and the treasury stock method for RSUs and restricted shares, and are included in the calculation if determined to be dilutive.

The following table summarizes the basic and diluted earnings per share calculations for the three months ended March 31, 2018 and 2017 (in thousands, except shares and per share amounts):

	2018	2017
Numerator:
Net loss attributable to the Company	$(5,232)	$(7,842)
Adjustments to net loss attributable to the Company	58	(83)
Net loss attributable to common shareholders	$(5,174)	$(7,925)
Numerator—basic common shares:
Numerator for basic net loss available to Class A common shareholders	$(5,172)	$(7,920)
Numerator for basic net loss available to Class B common shareholders	$(2)	$(5)
Numerator—diluted common shares:
Net loss attributable to common shareholders	$(5,174)	$(7,925)
Reallocation of loss to Company upon assumed exchange of units	$(9,123)	$—
Numerator for diluted net loss available to Class A common shareholders	$(14,290)	$(7,920)
Numerator for diluted net loss available to Class B common shareholders	$(7)	$(5)
Denominator:
Basic weighted average Class A common shares outstanding	63,367,419	38,733,320
Diluted weighted average Class A common shares outstanding	144,812,299	38,733,320
Basic and diluted weighted average Class B common shares outstanding	81,420,455	74,320,575
Basic loss per share:
Class A common shares	$(0.08)	$(0.20)
Class B common shares	$(0.00)	$(0.00)
Diluted loss per share:
Class A common shares	$(0.10)	$(0.20)
Class B common shares	$(0.00)	$0.00

Anti-dilutive potential RSUs	72,579	688,692
Anti-dilutive potential Restricted Shares (weighted average)	1,676,046	396,028
Anti-dilutive potential Class A common shares (weighted average)	—	74,342,871
Anti-dilutive potential Class B common shares (weighted average)	2,917,827	2,917,827

20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.5 million at both March 31, 2018 and December 31, 2017, net of tax benefits of $0.7 million and $0.7 million, respectively. At both March 31, 2018 and December 31, 2017, the Company held a full valuation allowance of $0.7 million related to the accumulated tax benefits. Accumulated other comprehensive loss of $1.7 million and $1.8 million is included in noncontrolling interests at March 31, 2018 and December 31, 2017, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $13,000 and $14,000, net of taxes, respectively, and are included in other miscellaneous income in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018, and 2017, respectively.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. “Us,” “we,” and “our” refer to Five Point Holdings, LLC, together with its consolidated subsidiaries. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Actual results could differ materially from those set forth in any forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). On October 1, 2017, we converted the operating company from a Delaware limited liability company to a Delaware limited partnership. We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of March 31, 2018, approximately 59.4% of the operating company. The operating company directly or indirectly owns equity interests in: (1) Five Point Land, LLC (“FPL”), which owns The Newhall Land & Farming Company, a California limited partnership, and is developing Newhall Ranch; (2) The Shipyard Communities, LLC (the “San Francisco Venture”), which is developing The San Francisco Shipyard and Candlestick Point; (3) Heritage Fields LLC (the “Great Park Venture”), which is developing Great Park Neighborhoods; (4) Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which have historically managed the development of Great Park Neighborhoods and Newhall Ranch; and (5) Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), which owns the Five Point Gateway Campus. The operating company consolidates and controls the management of all of these entities except for the Great Park Venture and the Gateway Commercial Venture. The operating company owns a 37.5% percentage interest in the Great Park Venture, and a 75% interest in the Gateway Commercial Venture and accounts for its interest using the equity method. The management company performs development management services for the Great Park Venture and property management services for the Gateway Commercial Venture.

Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
On January 1, 2018, we, the Great Park Venture, and the Gateway Commercial Venture adopted the new revenue recognition accounting guidance using the modified retrospective approach with the cumulative effect recorded as an adjustment to opening capital. The new guidance was applied to contracts not completed at the transition date. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, Revenue from Contracts with Customers, while prior period results have not been adjusted and continue to be reported in accordance with historic accounting under ASC Topic 605, Revenue Recognition and other industry specific guidance. See Note 2 and Note 3 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of recently adopted accounting pronouncements.
The following table summarizes our consolidated historical results of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$49	$465
Land sales—related party	221	84,271
Management services-related party	11,767	5,470
Operating properties	2,930	2,097
Total revenues	14,967	92,303
Costs and expenses
Land sales	38	80,447
Management services	7,089	2,649
Operating properties	2,390	2,280
Selling, general, and administrative	28,596	27,198
Management fees—related party	—	—
Total costs and expenses	38,113	112,574
Other income
Adjustment to payable pursuant to tax receivable agreement	1,928	—
Interest income	2,747	—
Other income	7,781	23
Total other income	12,456	23
Equity in loss from unconsolidated entities	(3,607)	(2,876)
Loss before income tax benefit	(14,297)	(23,124)
Income tax benefit	—	—
Net loss	(14,297)	(23,124)
Less net loss attributable to noncontrolling interests	(9,065)	(15,282)
Net loss attributable to the company	$(5,232)	$(7,842)

Revenues. Revenues decreased by $77.3 million, or 83.8%, to $15.0 million for the three months ended March 31, 2018, from $92.3 million for the three months ended March 31, 2017. The decrease in revenue was primarily due to a land sale to a related party at our San Francisco segment during the three months ended March 31, 2017. We had no land sales during the three months ended March 31, 2018. Offsetting this decrease was an increase in management services revenue at our Great Park segment as a result of a change to how we account for the recognition of certain variable management fees under the new revenue recognition guidance.
Cost of land sales. The higher cost of land sales for the three months ended March 31, 2017 was primarily due to the land sale at our San Francisco segment.
Cost of management services. Cost of management services increased by $4.4 million, or 167.6%, to $7.1 million for the three months ended March 31, 2018, from $2.6 million for the three months ended March 31, 2017. The increase was primarily due to intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $1.4 million, or 5.1%, to $28.6 million for the three months ended March 31, 2018, from $27.2 million for the three months ended March 31, 2017. This total increase was offset by lower legal expense in 2018 at our Newhall segment. Additionally, share-based compensation decreased by $1.4 million in 2018 compared to 2017 as a result of the completion of the vesting service period in January 2018 for certain awards granted in connection with the formation transactions.
Other income. Other income for the three months ended March 31, 2018, consisted primarily of a $6.7 million gain on the sale of an operating asset at our Newhall segment in addition to interest income earned on our cash and cash equivalents during the three month period.
Equity in loss from unconsolidated entities. Equity in loss from unconsolidated entities increased to $3.6 million for the three months ended March 31, 2018, from a loss of $2.9 million for the three months ended March 31, 2017. The increase was primarily due to increased management fees and lower land sale revenues recognized at our Great Park segment.
Income tax benefit. Pre-tax losses of $14.3 million for the three months ended March 31, 2018 resulted in a deferred tax benefit and an increase in our net deferred tax asset of $1.6 million. However, offsetting the deferred tax benefit and the net deferred tax asset was an increase to our deferred tax asset valuation allowance of $1.6 million. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at March 31, 2018 it is more likely than not that such net deferred tax assets will not be realized. Pre-tax losses for the three months ended March 31, 2017 of $23.1 million resulted in a deferred tax benefit and an increase in our net deferred tax asset of $3.2 million, both of which were offset by an increase in our deferred tax asset valuation allowance of $3.2 million. Our effective tax rate, before changes in valuation allowance, decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the effect of the federal rate change as a result of the Tax Cuts and Jobs Act of 2017 that was enacted in December 2017.
Segment Results and Financial Information
Our four reportable operating segments are Newhall, San Francisco, Great Park and Commercial:

•
Our Newhall segment includes operating results for the Newhall Ranch community, as well as results attributable to other land historically owned by FPL, including 16,000 acres in Ventura County, The Tournament Players Club at Valencia Golf Course (which was sold in January 2018), and approximately 500 acres of remnant commercial, residential and open space land in Los Angeles County.

•
Our San Francisco segment includes operating results for The San Francisco Shipyard and Candlestick Point community, as well as results attributable to the development management services that we provide to affiliates of Lennar Corporation (“Lennar”) with respect to the Treasure Island community in the City of San Francisco and the Concord community in the San Francisco Bay Area.

•	Our Great Park segment includes operating results for the Great Park Neighborhoods community and development management services provided by the management company for the Great Park Venture.

•	Our Commercial segment includes the operating results of the Five Point Gateway Campus and property management services provided by the management company for the Gateway Commercial Venture.
Newhall Segment
Our Newhall Ranch property consists of approximately 15,000 acres in northern Los Angeles County. Newhall Ranch is designed to include approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. Newhall Ranch is directly adjacent to our completed, award-winning master-planned community in Valencia, where today approximately 20,000 households reside and approximately 60,000 people work. We are continuing land development activities at Newhall Ranch’s Mission Village, which is approved for up to 4,055 homesites and approximately 1.6 million square feet of commercial development.
The following table summarizes the results of operations of our Newhall segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$49	$465
Land sales—related party	—	467
Operating properties	2,749	2,072
Total revenues	2,798	3,004
Costs and expenses
Land sales	38	353
Operating properties	2,390	2,280
Selling, general, and administrative	4,088	7,435
Management fees—related party	—	—
Total costs and expenses	6,516	10,068
Other income	6,781	23
Segment income (loss)	$3,063	$(7,041)

Selling, general, and administrative. Selling, general, and administrative expenses decreased by $3.3 million, or 45.0%, to $4.1 million for the three months ended March 31, 2018, from $7.4 million for the three months ended March 31, 2017. This decrease was primarily due to decreased legal and consulting expenses incurred in 2018 compared to 2017. See Note 12 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of legal proceedings.

Other income. In January 2018, the Tournament Players Club at Valencia Golf Course was sold for net cash proceeds of $5.7 million, and the buyer’s assumption of certain liabilities, including certain club membership related liabilities. The Company recognized a gain of $6.7 million as a result of the sale. We operated the property as an amenity to the segment’s completed Valencia community.
San Francisco Segment
Located almost equidistant between downtown San Francisco and the San Francisco International Airport, The San Francisco Shipyard and Candlestick Point consists of approximately 800 acres of bayfront property in the City of San Francisco. The San Francisco Shipyard and Candlestick Point is designed to include approximately 12,000 homesites and approximately 4.1 million square feet of commercial space. In 2013, prior to our acquisition, the San Francisco Venture commenced land development and began selling homes in April 2015.
In November 2014, the San Francisco Venture formed a joint venture (the “Mall Venture”) with an affiliate of The Macerich Company to construct an urban retail outlet shopping district at Candlestick Point. Construction of the urban retail outlet shopping district at Candlestick Point commenced in 2015 with the demolition of the Candlestick Park stadium and other infrastructure work. In light of the rapidly evolving retail landscape, we have been evaluating, together with the members of the Mall Venture, the viability of an urban retail outlet at Candlestick Point. We are engaged in infrastructure development at Candlestick Point, however, we are currently exploring potential alternative configurations and/or uses for the site.
In November 2016, San Francisco voters approved an initiative measure, Proposition O, to exempt The San Francisco Shipyard and Candlestick Point from citywide office development growth restrictions. Those growth controls (referred to as Proposition M after the 1986 initiative measure first imposing them) limit the amount of new office construction each year in San Francisco to 950,000 square feet per year, and require each new office development of 25,000 square feet or more to obtain an allocation of office space from the Planning Commission. With passage of Proposition O and the approval to implement the redevelopment plan amendments that the San Francisco Venture is seeking, development at The San Francisco Shipyard and Candlestick Point will not be required to obtain an allocation of office space and will not be subject to the Proposition M annual limitations on office development. This means the full amount of permitted commercial square footage at The San Francisco Shipyard and Candlestick Point can be constructed as we determine, including all at once, even though Proposition M may delay new office developments elsewhere in San Francisco. We are in the process of amending the disposition and development agreement with the City of San Francisco to increase the total amount of commercial use at The San Francisco Shipyard and Candlestick Point by over two million square feet, most of which we anticipate will be for office use. We recently received significant approvals from the Planning Commission, Metropolitan Transportation Authority and the Office of Community Investment and Infrastructure, and we expect to receive final approval for the increased square footage in 2018.
At The San Francisco Shipyard, approximately 408 acres are still owned by the U.S. Navy and will not be conveyed to us until the U.S. Navy satisfactorily completes its finding of suitability to transfer, or “FOST,” process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Based on our discussions with the U.S. Navy, we had previously expected the U.S. Navy to deliver this property between 2019 and 2022. However, allegations that a contractor hired by the U.S. Navy misrepresented its sampling results at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, criminal proceedings related to former employees of the independent contractor, and a determination by the U.S. Navy to undertake additional sampling. As part of the 2018 Congressional spending bill, the U.S. Department of Defense allocated $36 million to help fund resampling efforts at The San Francisco Shipyard. These activities could slow the remaining land transfers from the U.S. Navy, which could in turn delay or impede our future development of such parcels. In addition, a lawsuit was recently filed seeking, among other things, a preliminary injunction to prevent us from undertaking development activities at The San Francisco Shipyard. See Note 12 to our condensed consolidated financial statements included under Part I, Item 1 of this report. Our development plans were designed with the flexibility to adjust for potential land transfer delays, and we have the ability to shift the phasing of our development activities to account for potential delays caused by U.S. Navy retesting.
The following table summarizes the results of operations of our San Francisco segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$221	$83,804
Operating property	181	25
Management services—related party	1,620	1,396
Total revenues	2,022	85,225
Costs and expenses
Land sales	—	80,094
Management services	399	113
Selling, general, and administrative	6,386	6,660
Total costs and expenses	6,785	86,867
Segment loss	$(4,763)	$(1,642)

Land sales revenue—related party. Land sales revenue decreased by $83.6 million, or 99.7%, to $0.2 million for the three months ended March 31, 2018, from $83.8 million for the three months ended March 31, 2017. The decrease was primarily due to the recognition of revenues in 2017 from a sale to a related party for real estate within The San Francisco Shipyard and Candlestick Point community. The sale closed in January 2017, resulting in gross proceeds of $91.4 million on 3.6 acres planned for construction of up to 390 for-sale homesites. In transitioning to the new revenue recognition guidance, we determined that we transferred control of the land in connection with the 2017 land sale at the time of the sale, and we recognized $9.9 million in deferred revenues, and the associated inventory relief, directly to capital on January 1, 2018. Additionally, under the new revenue guidance, the recognition of variable consideration from land sale contracts in the form of revenue or profit participation and marketing fees received from homebuilders, which historically have been recognized as revenue in the period in which the contingencies associated with the amount and timing of the consideration were resolved, is now recognized at the time of land sale in an amount we expect to be entitled to receive in revenue. At the transition date, our San Francisco segment recognized contract assets of $7.0 million representing such variable consideration. The cost of land sales for the three months ended March 31, 2017 is primarily related to the land sale to the related party.
Great Park Segment
We have a 37.5% percentage interest in the Great Park Venture, and we account for our investment using the equity method of accounting. We have a controlling interest in the management company, which performs development management services at Great Park Neighborhoods. We do not include the Great Park Venture as a consolidated subsidiary in our consolidated financial statements. However, because of the relationship between the management company and the Great Park Venture, we assess our investment in the Great Park Venture based on the financial information for the Great Park Venture in its entirety, and not just our equity interest in it. As a result, our Great Park segment consists of the operations of both the Great Park Venture and the development management services provided by the management company at the Great Park Venture.
Great Park Neighborhoods consists of approximately 2,100 acres in Orange County and is being built around the approximately 1,300 acre Orange County Great Park, a metropolitan public park that is under construction. Great Park Neighborhoods is designed to include approximately 9,500 homesites and approximately 4.9 million square feet of commercial space.
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests are entitled to receive priority distributions in an amount up to $565.0 million, and holders of percentage interests are entitled to all other distributions. As of April 30, 2018, aggregate distributions to holders of legacy interests totaled $355.0 million. See Note 5 to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional discussion of distribution priorities at the Great Park Venture.
In May 2018, the Great Park Venture sold approximately 33 acres of land at the Great Park Neighborhoods for $166.0 million with approval to build 536 homes.
The following table summarizes the results of operations of our Great Park segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$256	$1,866
Land sales—related party	151	2,807
Management services—related party	10,057	4,074
Total revenues	10,464	8,747
Costs and expenses
Land sales	—	2,553
Management services	6,690	2,535
Selling, general, and administrative	8,487	5,669
Management fees—related party	7,632	1,539
Total costs and expenses	22,809	12,296
Interest income	979	—
Segment loss	$(11,366)	$(3,549)

Land sale revenues. There were no land sales that closed during the three months ended March 31, 2018 or 2017. In transitioning to the new revenue recognition guidance, the Great Park Venture recognized $18.4 million in deferred revenues associated with prior period land sales in which the Great Park Venture’s performance obligation was completed and consideration had been received but deferred under the historical guidance. Additionally, the Great Park Venture recognized a contract asset upon transition of $14.2 million representing variable consideration in the form of marketing fees that the Great Park Venture expects to be entitled to receive upon homebuilders completing sales of homes at the Great Park Neighborhoods. Under the historical revenue guidance, the Great Park Venture recognized variable consideration in the period that the contingency associated with the consideration was resolved. During the three months ended March 31, 2018, land sale revenues included changes in estimates of variable consideration from those amounts previously recorded, reflecting the Great Park Venture’s transition to the new revenue guidance.
Management services revenue—related party. The management company has an agreement to provide development management services to the Great Park Venture. Under this agreement, we receive a base management fee, reimbursement for certain defined project team costs and the right to receive certain variable incentive compensation upon the achievement of certain milestones. The new revenue guidance primarily impacted our recognition of variable incentive compensation consideration. Previously, revenue was recognized when contingencies associated with the amount and timing of the consideration were resolved. Under the new guidance, estimates of the amount of variable consideration that we expect to be entitled to receive as revenue are recognized over time as management services are provided. Upon transitioning to the new guidance, we adjusted our opening balance sheet on January 1, 2018 to reflect a contract asset of $29.4 million representing the cumulative amount of consideration we expect to be entitled to receive for services provided through the transition date. We include this contract asset in related party assets on our consolidated balance sheet. During the three months ended March 31, 2018, we recognized $5.5 million in revenues and an increase to our contract asset attributed to the incentive compensation provisions of the development management agreement with the Great Park Venture for services provided during the period.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense, if any, related to the intangible asset attributed to the incentive compensation provisions of the development management agreement with the Great Park Venture. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses and are reported in selling, general, and administrative costs in the consolidated statement of operations. During the three months ended March 31, 2018, management services costs and expenses increased compared to 2017 primarily as a result of amortization expense related to the intangible asset.
Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs and project team and other administrative costs that are reimbursed to the management company per the terms of the development management agreement. Selling, general, and administrative costs increased by $2.8 million, to $8.5 million for the three months ended March 31, 2018, from $5.7 million for the three months ended March 31, 2017. The higher expense during the three months ended March 31, 2018 is primarily due to increased marketing activities in connection with active neighborhoods at the Great Park Neighborhoods.
Management fees—related party. Management fees increased by $6.1 million, to $7.6 million for the three months ended March 31, 2018, from $1.5 million for the three months ended March 31, 2017. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. The increase is primarily due to the three months ended March 31, 2018 including $6.0 million of accrued incentive compensation expense in addition to the base development management fee. Only base development management fees were incurred during the three months ended March 31, 2017.

The table below reconciles the Great Park segment results to the equity in loss from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Segment net loss from operations	$(11,366)	$(3,549)
Less net income of management company attributed to the Great Park segment	3,367	1,539
Net loss of Great Park Venture	(14,733)	(5,088)
The Company’s share of net loss of the Great Park Venture	(5,525)	(1,908)
Basis difference accretion (amortization)	1,471	(968)
Equity in loss in Great Park Venture	$(4,054)	$(2,876)
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
We do not include the Gateway Commercial Venture as a consolidated subsidiary in our consolidated financial statements. However, as a result of our 75% economic interest and our role as manager, we assess our investment in the Gateway Commercial Venture based on the financial information of the Gateway Commercial Venture in its entirety, and we include the Gateway Commercial Venture’s financial results within the Commercial segment. Additionally, the management company has been engaged by the Gateway Commercial Venture to provide property management services to the Five Point Gateway Campus. We include the management company’s results of operations related to these property management services within the Commercial segment.
The following table summarizes the results of operations of our Commercial segment for the three months ended March 31, 2018.

Three Months Ended March 31,
2018
(in thousands)
Statement of Operations Data
Revenues
Rental and related income	$6,705
Property management fees	90
Total revenues	6,795
Costs and expenses
Rental operating expenses	839
Other expenses	5,270
Total costs and expenses	6,109
Segment income	$686

For the three months ended March 31, 2018, our Commercial segment recognized $6.8 million in revenues from the triple net lease with Broadcom and our property management services. Expenses were mostly comprised of depreciation, amortization and interest expense totaling $5.1 million for the three months ended March 31, 2018. Our segment net income was $0.7 million and our share of equity in income from the Gateway Commercial Venture totaled $0.4 million for the three months ended March 31, 2018.
The table below reconciles the Commercial segment results to the equity in earnings from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2018.

Three Months Ended March 31,
2018
(in thousands)
Segment net income from operations	$686
Less net income of management company attributed to the Commercial segment	90
Net income of Gateway Commercial Venture	596
The Company’s share of net income of the Gateway Commercial Venture	$447
Financial Condition, Liquidity and Capital Resources
As of March 31, 2018, we had $778.2 million of consolidated cash and cash equivalents, compared to $848.5 million at December 31, 2017. As of March 31, 2018, no funds have been drawn on the Company’s $125.0 million revolving credit facility. However, letters of credit of $1.0 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.0 million.
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

Our long-term cash needs relate primarily to future land development expenditures and investments in or vertical construction costs for properties that we may acquire or develop for our income-producing portfolio. We budget our cash development costs on an annual basis. Budgeted amounts are subject to change due to delays or accelerations in construction or regulatory approvals, changes in inflation rates and other increases (or decreases) in costs. We may also modify our development plans or change the sequencing of our communities in response to changing economic conditions, consumer preferences and other factors, which could have a material impact on the timing and amount of our development costs. Budgeted amounts are expected to be funded through a combination of available cash, cash flows from our communities and reimbursements from public financing, including community facilities districts, tax increment financing and local, state and federal grants. Cash flows from our communities may occur in uneven patterns as cash is primarily generated by land sales which can occur at various points over the life cycle of our communities.
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
Summary of Cash Flows
The following table outlines the primary components of our cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating activities	$(71,153)	$23,323
Investing activities	6,048	4,705
Financing activities	(5,131)	(7,652)

Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales, management services and operating property results. Cash outflows are comprised primarily of cash outlays for land development costs, employee compensation, and selling, general, and administration costs. Our operating cash flows vary significantly each year due to the timing of land sales and the development efforts related to our master-planned communities.
Net cash used in operating activities increased by $94.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to $91.2 million in net proceeds received upon closing escrow for the land sale at the San Francisco Venture offsetting net cash used during the three months ended March 31, 2017.
Cash Flows from Investing Activities. Net cash provided by investing activities was $6.0 million for the three months ended March 31, 2018, an increase of $1.3 million compared with net cash provided by investing activities of $4.7 million for the three months ended March 31, 2017.

For the three months ended March 31, 2018, net proceeds from the sale of the Newhall segment’s golf course operating property was $5.7 million. During the three months ended March 31, 2017 we used $25.2 million to purchase investments in marketable debt securities and received proceeds of $30.0 million from the prior owners of the San Francisco Venture under the final installment of the $120.0 million capital commitment given in connection with the formation transactions.
Cash Flows from Financing Activities. Net cash used in financing activities was $5.1 million for the three months ended March 31, 2018, a decrease of $2.5 million compared to $7.7 million net cash used in financing activities for the three months ended March 31, 2017. We used $5.1 million and $6.5 million during the three months ended March 31, 2018 and 2017, respectively, to net settle certain share-based compensation awards for tax withholding purposes. During the three months ended March 31, 2017, we paid $1.1 million in equity offering and financing costs associated with the initial public offering and our unsecured revolving credit facility.
Changes in Capital Structure
During the three months ended March 31, 2018, we increased our ownership percentage in the operating company to 59.4%, primarily due to the operating company issuing us additional class A common units in connection with our issuance of class A common shares under our share-based compensation plan. Additionally, we issued approximately 45,000 class A common shares in exchange for an equal number of class A common units of the operating company tendered for redemption.
Contractual Obligations and Commitments
Our contractual obligations have not changed materially from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We are committed under various letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $2.4 million at March 31, 2018 and December 31, 2017. At each of March 31, 2018 and December 31, 2017, we had $1.4 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of March 31, 2018, we were using approximately $1.0 million in capacity under the revolving credit facility to support LOCs. Additionally, in the ordinary course of business and as a part of the entitlement and development process, we are required to provide performance bonds to ensure completion of certain development obligations. We had outstanding performance bonds of $73.9 million as of March 31, 2018.
As required by the disposition and development agreements (the “DDAs”) between the San Francisco Venture and the San Francisco Agency, the San Francisco Venture has given two guarantees to the San Francisco Agency, limited to a maximum of $5.5 million per guaranty. Lennar has agreed to replace one of the guarantees provided by the San Francisco Venture and to indemnify the San Francisco Venture for any losses incurred with respect to the guarantee. Pursuant to the DDAs, the San Francisco Venture also provided the San Francisco Agency with a guaranty of infrastructure obligations with a maximum obligation of $21.4 million in April 2014, and an additional guaranty of infrastructure obligations with a maximum obligation of $8.1 million in March 2016. The Company provided the San Francisco Agency with a guaranty related to construction of certain park and open space obligations with a maximum obligation of $83.7 million in June 2017 and an additional guaranty of infrastructure obligations with a maximum obligation of $79.1 million in September 2017.
Critical Accounting Policies
Other than with respect to revenue recognition, there have been no significant changes to our critical accounting policies during the three months ended March 31, 2018 as compared to those disclosed in our Annual

Report on Form 10-K for the fiscal year ended December 31, 2017. The adoption of the new revenue guidance on January 1, 2018 has increased the significance of judgments related to the amount of variable consideration we include in the transaction price for contracts with customers and the amount we recognize as revenue before the contingency is resolved. In addition to the information below, see Note 2 and Note 3 to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional information on revenue recognition.
Land Sales
Revenues from land sales are recognized when control of the land passes to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange. The transaction price typically contains fixed and variable components. Some of our residential homesite sale agreements contain a profit participation provision whereby we receive from homebuilders a portion of profit after the builder has received an agreed-upon margin. If the project profitability falls short of the participation threshold, we receive no additional revenues and have no financial obligation to the builder. In most contracts, at the time of the land sale we expect to constrain our estimate of profit participation, if any, as there are significant factors outside our control that will impact if participation thresholds will be met. At each reporting period, we evaluate the contract to determine any changes in our estimate. In addition, some residential homesite sale agreements contain a provision requiring the homebuilder to pay a marketing fee per residence sold, as a percentage of the home sale price. We estimate such fees and include an amount we expect to be entitled to receive in the transaction price.
Management Services-Incentive Compensation Revenue
Our management agreements may contain incentive compensation fee provisions contingent on the performance of our customer. In making estimates of incentive compensation we expect to be entitled to receive in exchange for providing management services, we make significant assumptions and judgments in evaluating the factors that may determine the amount of consideration we will ultimately receive. In doing so, we typically utilize cash flow projections. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general, and administrative costs, and other factors. We recognize incentive compensation revenue from management services evenly over the expected contract term. When changes in our estimates and assumptions occur, our estimate of the amount of incentive compensation we expect to be entitled to receive may change, resulting in a cumulative catch-up being recorded in the period of the change.
Recently Issued Accounting Pronouncements and Developments
See Note 2 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of March 31, 2018.
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
As of March 31, 2018, we had outstanding consolidated indebtedness of $561.1 million, $65.1 million of which bears interest based on floating interest rates. If the relevant rates used to determine the interest rates on this floating rate indebtedness were to increase (or decrease) by 100 basis points, the interest expense would increase (or decrease) by approximately $0.7 million annually.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer (the "Certifying Officers"), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    Legal Proceedings
See Note 12 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of legal proceedings.

ITEM 1A.     Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended March 31, 2018:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2018 to January 31, 2018	68,886	$14.83	—	—
February 1, 2018 to February 28, 2018	—	—	—	—
March 1, 2018 to March 31, 2018	—	—	—	—
	68,886	$14.83	—	—

(1) Represent shares repurchased by the Company pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow the Company to repurchase, or the recipient to deliver to us, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.

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

Date: May 14, 2018