Form 10-Q
period 2018-06-30
Five Point Holdings, LLC
filed 2018-08-14
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2018, 66,504,137 Class A common shares and 79,145,487 Class B common shares were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
INVENTORIES	$1,546,683	$1,425,892
INVESTMENT IN UNCONSOLIDATED ENTITIES	538,470	530,007
PROPERTIES AND EQUIPMENT, NET	29,449	29,656
ASSETS HELD FOR SALE, NET	—	4,519
INTANGIBLE ASSET, NET—RELATED PARTY	100,932	127,593
CASH AND CASH EQUIVALENTS	678,637	848,478
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,403	1,467
RELATED PARTY ASSETS	53,416	3,158
OTHER ASSETS	9,292	7,585
TOTAL	$2,958,282	$2,978,355

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$556,409	$560,618
Accounts payable and other liabilities	168,128	167,620
Liabilities related to assets held for sale	—	5,363
Related party liabilities	177,491	186,670
Payable pursuant to tax receivable agreement	168,027	152,475
Total liabilities	1,070,055	1,072,746

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2018—66,537,852 shares; 2017—62,314,850 shares
Class B common shares; No par value; Issued and outstanding: 2018—79,145,487 shares; 2017—81,463,433 shares
Contributed capital	549,403	530,015
Retained earnings	58,133	57,841
Accumulated other comprehensive loss	(2,550)	(2,455)
Total members’ capital	604,986	585,401
Noncontrolling interests	1,283,241	1,320,208
Total capital	1,888,227	1,905,609
TOTAL	$2,958,282	$2,978,355

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Land sales	$3	$4,739	$52	$5,204
Land sales—related party	221	587	442	84,858
Management services—related party	11,440	5,481	23,207	10,951
Operating properties	1,426	2,439	4,356	4,536
Total revenues	13,090	13,246	28,057	105,549
COSTS AND EXPENSES:
Land sales	52	1,667	90	82,114
Management services	6,763	2,657	13,852	5,306
Operating properties	1,107	2,912	3,497	5,192
Selling, general, and administrative	29,015	27,957	57,611	55,155
Total costs and expenses	36,937	35,193	75,050	147,767
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	—	—	1,928	—
Interest income	2,910	—	5,657	—
Miscellaneous	631	23	8,412	46
Total other income	3,541	23	15,997	46
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	9,003	(2,365)	5,396	(5,241)
LOSS BEFORE INCOME TAX BENEFIT	(11,303)	(24,289)	(25,600)	(47,413)
INCOME TAX BENEFIT	—	—	—	—
NET LOSS	(11,303)	(24,289)	(25,600)	(47,413)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(6,143)	(14,506)	(15,208)	(29,788)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(5,160)	$(9,783)	$(10,392)	$(17,625)

NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$(0.08)	$(0.19)	$(0.16)	$(0.39)
Diluted	$(0.08)	$(0.19)	$(0.18)	$(0.39)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	65,076,395	50,993,481	64,226,628	44,931,512
Diluted	65,076,395	50,993,481	144,853,566	44,931,512
NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,794,047	77,931,250	80,602,759	76,145,972

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET LOSS	$(11,303)	$(24,289)	$(25,600)	$(47,413)
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net loss	21	28	43	56
Other comprehensive income before taxes	21	28	43	56
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	—	—	—	—
OTHER COMPREHENSIVE INCOME—Net of tax	21	28	43	56
COMPREHENSIVE LOSS	(11,282)	(24,261)	(25,557)	(47,357)
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(6,135)	(14,495)	(15,191)	(29,763)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(5,147)	$(9,766)	$(10,366)	$(17,594)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2017	62,314,850	81,463,433	$530,015	$57,841	$(2,455)	$585,401	$1,320,208	$1,905,609
Adoption of accounting standards	—	—	—	10,684	—	10,684	13,961	24,645
Net loss	—	—	—	(10,392)	—	(10,392)	(15,208)	(25,600)
Share-based compensation expense	—	—	6,141	—	—	6,141	—	6,141
Reacquisition of share-based compensation awards for tax-withholding purposes	(68,886)	—	(5,131)	—	—	(5,131)	—	(5,131)
Settlement of restricted share units for Class A shares of common stock	319,783	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,653,467	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	26	26	17	43
Redemption of noncontrolling interests	2,318,638	(2,317,946)	26,765	—	(90)	26,675	(26,675)	—
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(17,480)	—	—	(17,480)	—	(17,480)
Adjustment of noncontrolling interest in the Operating Company	—	—	9,093	—	(31)	9,062	(9,062)	—
BALANCE - June 30, 2018	66,537,852	79,145,487	$549,403	$58,133	$(2,550)	$604,986	$1,283,241	$1,888,227

BALANCE - December 31, 2016	37,426,008	74,320,576	$260,779	$(15,394)	$(2,469)	$242,916	$1,265,197	$1,508,113
Net loss	—	—	—	(17,625)	—	(17,625)	(29,788)	(47,413)
Share-based compensation expense	—	—	8,806	—	—	8,806	—	8,806
Reacquisition of share-based compensation for tax-withholding purposes	—	—	(6,480)	—	—	(6,480)	—	(6,480)
Settlement of restricted share units for Class A shares of common stock	285,670	—	—	—	—	—	—	—
Issuance of share-based compensation awards	396,028	—	—	—	—	—	—	—
Issuance of Class A common shares in initial public offering—net of underwriting discount and offering costs of $21,294	24,150,000	—	316,806	—	—	316,806	—	316,806
Issuance of Class A Common Units and related sale of Class B common shares in private placement	—	7,142,857	45	—	—	45	100,000	100,045
Adjustment to liability recognized under tax receivable agreement-net of tax of $0	—	—	(56,216)	—	—	(56,216)	—	(56,216)
Other comprehensive income—net of tax of $0	—	—	—	—	31	31	25	56
Adjustment of Noncontrolling interest in the Operating Company	—	—	(3,616)	—	(407)	(4,023)	4,023	—
BALANCE - June 30, 2017	62,257,706	81,463,433	$520,124	$(33,019)	$(2,845)	$484,260	$1,339,457	$1,823,717

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,600)	$(47,413)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in (earnings) loss from unconsolidated entities	(5,396)	5,241
Depreciation and amortization	7,812	1,019
Noncash adjustment of payable pursuant to tax receivable agreement	(1,928)	—
Gain on sale of golf course operating properties	(6,700)	—
Gain on insurance proceeds for damaged property	(1,550)	—
Share-based compensation	6,141	8,806
Changes in operating assets and liabilities:
Inventories	(129,388)	38,102
Related party assets	(10,165)	44,909
Other assets	(960)	(821)
Accounts payable and other liabilities	2,482	(16,686)
Related party liabilities	306	(32,101)
Net cash (used in) provided by operating activities	(164,946)	1,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of marketable securities	—	35,210
Purchase of marketable securities	—	(25,233)
Purchase of indirect Legacy Interest in Great Park Venture—related party	(1,762)	—
Proceeds from sale of golf course operating property	5,685	—
Proceeds from insurance on damaged property	1,601	—
Cash from former San Francisco Venture members in relation to Formation Transactions	—	30,000
Purchase of properties and equipment	(352)	(119)
Net cash provided by investing activities	5,172	39,858
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of Initial Public Offering of Class A common shares—net of underwriting discounts of $18,402	—	319,698
Proceeds of Class B common share offering	—	45
Proceeds from issuance of Class A Common Units in private placement	—	100,000
Principal payment on settlement note	(5,000)	—
Payment of equity offering costs	—	(1,730)
Reacquisition of share-based compensation awards for tax-withholding purposes	(5,131)	(6,480)
Payment of financing costs	—	(385)
Net cash (used in) provided by financing activities	(10,131)	411,148
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(169,905)	452,062
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	849,945	64,647
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$680,040	$516,709

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND ORGANIZATION
Five Point Holdings, LLC, a Delaware limited liability company (the “Holding Company” and, together with its consolidated subsidiaries, the “Company”) is an owner and developer of mixed-use, master-planned communities in California. The Holding Company owns all of its assets and conducts all of its operations through Five Point Operating Company, LP, a Delaware limited partnership (the “Operating Company”), and its subsidiaries. The Holding Company was formed on July 21, 2009. Prior to May 2, 2016, the Holding Company was named Newhall Holding Company, LLC and was primarily engaged in the planning and development of Newhall Ranch, a master-planned community located in northern Los Angeles County, California. On May 2, 2016, the Company completed a series of transactions (the “Formation Transactions”) pursuant to a Second Amended and Restated Contribution and Sale Agreement (the “Contribution and Sale Agreement”), the principal organizational elements of which were that the Company acquired:

•
an interest in, and became the managing member of, The Shipyard Communities, LLC, a Delaware limited liability company (the “San Francisco Venture”), which is developing the Candlestick Point and The San Francisco Shipyard communities in San Francisco, California;

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

The diagram below presents a simplified depiction of the Company’s current organizational structure as of June 30, 2018:

Five Point Holdings, LLC
Limited Partner
Managing General Partner
Five Point Opco GP, LLC
Five Point Operating Company, LP (1)
Manager 100% Class B (2)
100% (3)
Administrative Member 37.5% (4)
Manager 75% (5)
San Francisco Venture
FPL and Newhall Subsidiaries
Great Park Venture
Gateway Commercial Venture
The San Francisco Shipyard and Candlestick Point
Newhall Ranch
Great Park Neighborhoods
Five Point Gateway Campus

(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of June 30, 2018, the Company owned approximately 61.5% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Assuming the exchange of all outstanding Class A Common Units of the Operating Company, and all outstanding Class A units of the San Francisco Venture (see (2) below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on July 31, 2018 ($11.19), the equity market capitalization of the Company was approximately $1.6 billion.
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
(3) Together, the Operating Company and the Management Company own 100% of Five Point Land, LLC, a Delaware limited liability company (“FPL”), the entity developing Newhall Ranch. The Operating Company has a controlling interest in the Management Company.
(4) Interests in the Great Park Venture are either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests are entitled to receive priority distributions in an amount equal to $565.0 million, of which $355.0 million had been distributed as of July 31, 2018. The Company owns a 37.5% Percentage Interest in the Great Park Venture, and serves as its administrative member. However, management of the venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary in its consolidated financial statements.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year.
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
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gain on sale of golf club operating property	$—	$—	$6,700	$—
Gain on insurance claims	550	—	1,550	—
Net periodic pension benefit	81	23	162	46
Total miscellaneous other income	$631	$23	$8,412	$46

Recently issued accounting pronouncements—In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”) which simplifies the accounting of share-based payments granted to nonemployees for goods and services. Under ASU No. 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. One of the more significant changes under the new guidance is related to the determination of the measurement date. The measurement date is generally the date on which the measurement of equity-classified share-based payments becomes fixed. ASU No. 2018-07 eliminates the existing guidance in ASC

505-50, Equity-Based Payments to Nonemployees, on determining the measurement date for nonemployee share-based payment arrangements and aligns the guidance on measurement date with employee equity-classified awards, which generally is the grant date. ASU No. 2018-07 generally requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, for all (1) liability-classified nonemployee awards that have not been settled as of the adoption date and (2) equity-classified nonemployee awards for which a measurement date has not been established. The amendments in ASU No. 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2018-07 on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for public entities in fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The FASB has issued multiple clarification and updates since ASU No. 2016-02 that include, but is not limited to, the ability for lessors to elect, as a practical expedient, not to separate lease and nonlease components (such as services rendered) in a contract for the purpose of revenue recognition and disclosure. The updated amendments also provide an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For leases in which the Company is the lessee, the Company will recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments. The Company is still evaluating the full impact of the adoption of ASU No. 2016-02 on January 1, 2019 to its consolidated financial statements.
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
Recently adopted accounting pronouncements—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU No. 2014-09 and the related ASUs that formed Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective approach with the cumulative effect recorded as an adjustment to opening capital. The new guidance was applied to contracts not completed at the transition date. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under ASC Topic 605, Revenue Recognition, and other industry specific guidance.
The impact of adopting the new guidance primarily relates to (i) the recognition of variable incentive compensation consideration associated with the Company’s development management agreement with the Great Park Venture, which previously was recognized when contingencies associated with the amount and timing of the consideration were resolved, but under the new guidance estimates of the amount of variable consideration that the Company expects to be entitled to receive in revenue are recognized over time as management services are provided; (ii) the recognition of variable consideration from land sale contracts in the form of revenue or profit participation and marketing fees received from homebuilders, which historically have been recognized as revenue in the period in which the contingencies associated with the amount and timing of the consideration were resolved, but under the new guidance estimates of the amount of variable consideration that the Company expects to be entitled to receive in revenue, if any, are recognized at the time of land sale; (iii) the timing of revenue recognition from land sales or agriculture crop sales resulting from additional clarity in determining that the performance obligation to the customer is complete when control of the land or crop has been transferred to the customer; (iv) the impact of adoption of ASU No. 2014-09 by the Company’s unconsolidated entities; and (v) the requirement to provide more robust disclosure on the nature of the Company’s transactions, the economic substance of the arrangements and the judgments involved.
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

The effect of the changes made to the Company’s condensed consolidated statement of cash flow line items from the adoption of ASU No. 2016-18 were as follows (in thousands):

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments due to ASU No. 2016-18	As Adjusted
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and certificates of deposits	$45	$(45)	$—
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	452,107	(45)	452,062
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	62,304	2,343	64,647
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	514,411	2,298	516,709

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU No. 2017-07”) which amends the guidance for the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU No. 2017-07 requires entities to report non-service-cost components of net periodic benefit cost outside of income from operations. The Company adopted ASU No. 2017-07 effective January 1, 2018, retrospectively, which resulted in reclassifying net periodic pension benefit of $23,000 and $46,000 from selling, general, and administrative expenses to miscellaneous other income on the condensed consolidated statement of operations for the three and six months ended June 30, 2017, respectively.
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

3.    REVENUES
The application of the new revenue standard had the following impacts to the financial statement line items in the Company’s condensed consolidated financial statements (in thousands):

Statement of Operations
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change	As Reported	Balances without Adoption of ASC 606	Effect of Change
REVENUES:
Land sales	$3	$3	$—	$52	$175	$(123)
Land sales—related party	221	138	83	442	387	55
Management services—related party	11,440	6,001	5,439	23,207	12,327	10,880
Operating properties	1,426	979	447	4,356	3,068	1,288
COSTS AND EXPENSES:
Land sales	52	52	—	90	29	61
Management services	6,763	3,042	3,721	13,852	6,411	7,441
Operating properties	1,107	797	310	3,497	2,847	650
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	9,003	6,646	2,357	5,396	4,107	1,289
NET LOSS	(11,303)	(15,598)	4,295	(25,600)	(30,837)	5,237
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(6,143)	(8,723)	2,580	(15,208)	(18,319)	3,111
NET LOSS ATTRIBUTABLE TO THE COMPANY	(5,160)	(6,875)	1,715	(10,392)	(12,518)	2,126

Balance Sheet
	June 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
ASSETS
Inventories	$1,546,683	$1,556,201	$(9,518)
Investment in unconsolidated entities	538,470	534,115	4,355
Intangible asset, net—related party	100,932	127,593	(26,661)
Related party assets	53,416	4,023	49,393
Other assets	9,292	7,939	1,353
LIABILITIES
Accounts payable and other liabilities	168,128	169,729	(1,601)
Related party liabilities	177,491	186,851	(9,360)
CAPITAL
Retained earnings	58,133	45,323	12,810
Noncontrolling interest	1,283,241	1,266,169	17,072

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
At contract inception, the Company assesses the goods and services promised in its contract with its customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or a series of services) that is distinct. Identified performance obligations are assessed by considering implicit and explicitly stated promises. For the distinct performance obligation related to land sales, the Company typically satisfies the performance obligations at a point in time, upon transferring control of the land (when title passes at the close of escrow). The customer is able to direct the use of, control, and obtain substantially all of the benefits from the land when title passes. For the distinct performance obligation related to management services, which is comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, the Company typically satisfies the performance obligations over time as services are rendered. The customer consumes the benefits of the management services as the performance obligation is satisfied over time. The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 14) (in thousands):

	Three Months Ended June 30, 2018
	Newhall	San Francisco	Great Park	Commercial	Total
Land sales	$3	$221	$—	$—	$224
Management services	—	1,432	9,918	90	11,440
Operating properties	748	187	—	—	935
	751	1,840	9,918	90	12,599
Operating properties leasing revenues	491	—	—	—	491
	$1,242	$1,840	$9,918	$90	$13,090

	Six Months Ended June 30, 2018
	Newhall	San Francisco	Great Park	Commercial	Total
Land sales	$52	$442	$—	$—	$494
Management services	—	3,052	19,975	180	23,207
Operating properties	2,791	368	—	—	3,159
	2,843	3,862	19,975	180	26,860
Operating properties leasing revenues	1,197	—	—	—	1,197
	$4,040	$3,862	$19,975	$180	$28,057

Contract balances are recorded on the condensed consolidated balance sheet in related party assets and other assets for receivables from customers and contract assets (unbilled receivables) depending on if the customer is a related party. Similarly, contract liabilities (deferred revenue) are included in accounts payable and other liabilities and related party liabilities. When the timing of the Company’s satisfaction of a performance obligation is different from the timing of the payments made by customers, the Company recognizes either a contract asset or a contract liability. Contract assets typically consist of the Company’s estimate of contingent or variable consideration that has been included in the transaction price and recognized as revenue before the contractual payment is due

. Contract liabilities typically consist of payments received by the Company prior to the Company satisfying the associated performance obligation.
Consideration in the form of contingent incentive compensation from the Company’s development management agreement with the Great Park Venture is recognized as revenue as services are provided over the expected contract term, although contractual payments are due in connection with distributions made to the members of the Great Park Venture. The Company includes in the transaction price an estimate of incentive compensation only to the extent that a significant reversal of revenue is not probable. In some of its development management agreements, the Company receives compensation equal to the actual general and administrative costs incurred by the Company’s project team. In these circumstances, the Company acts as the principal and recognizes management fee revenues on these reimbursements in the same period that these costs are incurred because the amount to which the Company has the right to invoice corresponds directly with the value consumed by the customer for the Company’s performance to date.
Additionally, the Company’s land sale contracts may include contingent amounts of variable consideration in the form of revenue or profit participation and marketing fees received from the homebuilders in amounts that are determined from the sales price or profitability of the sold homes. Estimates of such variable consideration that the Company expects to be entitled to receive from the homebuilder, if any, is recognized as revenue and a contract asset at the time of land sale, although payments are received in future periods when homebuilders complete home sales. Changes in estimates of variable components of transaction prices, including estimates of variable consideration that are constrained, could result in cumulative catch-up adjustments to revenue that may result in an increase or decrease to contract assets in future periods.
The opening and closing balances of the Company’s contract assets for the six months ended June 30, 2018 were $39.0 million and $50.9 million, respectively. The increase of $11.9 million between the opening and closing balances of the Company’s contract assets primarily results from a timing difference between the Company’s recognition of revenue earned for the performance of management services and no contractual payments due from the customer during the period. The Company’s opening and closing contract liabilities for the six months ended June 30, 2018 were insignificant.
As of June 30, 2018, the aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations associated with the development management agreement with the Great Park Venture was $71.2 million. The Company will recognize this revenue ratably as services are provided over the expected contract term, which terminates in December 2021, unless extended by mutual agreement by both the Company and the Great Park Venture. At each reporting period the Company will reassess the estimate of the amount of variable consideration the Company is expected to be entitled to such that it is probable that a significant reversal will not occur. Significant judgment is involved in management’s estimate of the amount of variable consideration included in the transaction price. In making this estimate, management utilizes projected cash flows of the operations of the Great Park Venture. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general, and administrative costs, and other factors. When changes in the estimate occur, a cumulative catch-up will be recorded in the period and the transaction price allocated to the unsatisfied performance obligation will be adjusted. The Company applies the disclosure exemptions associated with remaining performance obligations for contracts with an original expected term of one year or less, contracts for which revenue is recognized in proportion to the amount of services performed and variable consideration that is allocated to wholly unsatisfied performance obligations for services that form part of a series of services.
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
• Once a final subdivision map is recorded, the San Francisco Venture will convey to the Mall Venture the property on which the Retail Project will be built (the “Retail Project Property”); and
• CPHP assumed all of the vertical construction loans and EB-5 loan liabilities of the San Francisco Venture, subject to a reimbursement agreement for the portion of the EB-5 loans that were used to fund development of the portions of Candlestick Point and The San Francisco Shipyard that were not transferred to CPHP.
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
In connection with the Separation Transaction, the former owners agreed to make an aggregate capital commitment to the San Francisco Venture of $120.0 million, payable to the San Francisco Venture in four equal installments, with the first installment paid on May 2, 2016 and the second, third and fourth installments payable within 90, 180 and 270 days thereafter. The second and third installments were paid and received by the San Francisco Venture on August 5, 2016 and November 3, 2016, respectively, and the fourth installment was received on February 2, 2017. The $120.0 million capital commitment from the selling members was determined to be an adjustment to purchase consideration since the amount is a cash inflow to the Company from the former owners of the San Francisco Venture in relation to the acquisition, thereby reducing the fair value of the consideration.

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
Accounts payable consists of payables related to normal business operations. Related party liabilities consist of (i) $102.7 million in EB-5 loan reimbursements to CPHP or its subsidiaries, pursuant to reimbursement agreements that the San Francisco Venture entered into as of May 2, 2016 to reimburse CPHP or its subsidiaries for the proceeds of the EB-5 loans that were used to fund development of the portions of Candlestick Point and The San Francisco Shipyard that were not transferred to CPHP; and (ii) a $14.6 million closing cash adjustment payable to CPHP. The Macerich Note is a $65.1 million loan from an affiliate of the Macerich Member.
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

The intangible asset is a contract asset resulting from the incentive compensation provisions of the development management agreement with the Great Park Venture. The agreement has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew for three additional years and then two additional years. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received. The investment in FPL, which was stepped up to fair value, is eliminated in consolidation as FPL is a consolidated subsidiary of the Company. Related party liabilities are comprised of the Class B distribution rights then held by Emile Haddad, an affiliate of Lennar and FPC-HF Venture I. The Class B interests were determined to not be a substantive form of equity because the interests only entitle the holders to the Legacy Incentive Compensation payments, and does not expose the holders to the net assets or residual interest of the Management Company. Class B distributions will be made when the Management Company receives Legacy Incentive Compensation payments under the development management agreement with the Great Park Venture. As of June 30, 2018, the Management Company had received $58.3 million of the Legacy Incentive Compensation and made distributions in the same amount to the holders of Class B interests. Related party liabilities also includes an obligation to the Operating Company for $14.1 million, representing 12.5% of the Non-Legacy

Incentive Compensation under the development management agreement with the Great Park Venture that the Management Company previously sold to FPC-HF Venture I and that the Operating Company acquired from FPC-HF Venture I in connection with the Contribution and Sale Agreement. This obligation and the Operating Company’s acquired asset are eliminated in the accompanying condensed consolidated balance sheet as of June 30, 2018.
Tournament Players Club at Valencia Golf Course Disposal
In January 2018, the Tournament Players Club at Valencia Golf Course was sold for net cash proceeds of $5.7 million, and the buyer’s assumption of certain liabilities, including certain club membership related liabilities. The Company recognized a gain of $6.7 million as a result of the sale and such gain is included in miscellaneous other income in the condensed consolidated statement of operations for the six months ended June 30, 2018. The property was operated by the Company as an amenity to the Newhall segment’s fully developed Valencia community and the gain on the sale is included in the Newhall segment’s results for the six months ended June 30, 2018.
5.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
On May 2, 2016, concurrent with and pursuant to the terms and conditions of the Contribution and Sale Agreement, the Great Park Venture’s limited liability company agreement was amended and restated and the existing interests were split into two classes of interests—“Percentage Interests” and “Legacy Interests.” The pre-Formation Transaction owners of the Great Park Venture retained the Legacy Interests, which entitle them to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests are entitled to receive all other distributions. In April 2018, the Great Park Venture made a distribution to the holders of Legacy Interests of approximately $235.0 million. As of June 30, 2018, the Great Park Venture has made distributions to the holders of Legacy Interests in the aggregate amount of $355.0 million. Pursuant to the Contribution and Sale Agreement, the Operating Company acquired 37.5% of the Percentage Interests in exchange for issuing 17,749,756 Class A Common Units in the Operating Company to an affiliate of Lennar and to FPC-HF Venture I. Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use, master planned community located in Orange County, California. The Company, through its acquisition of the Management Company, has been engaged to manage the planning, development and sale of land at the Great Park Neighborhoods and supervise the day-to-day affairs of the Great Park Venture. The Great Park Venture is managed by the members who hold Percentage Interests. The Company does not control the actions of the Great Park Venture.

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

The following table summarizes the statement of operations of the Great Park Venture for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Land sale revenues	$171,013	$7,180
Cost of land sales	(118,113)	(3,193)
Other costs and expenses	(30,169)	(15,123)
Net income (loss) of Great Park Venture	$22,731	$(11,136)
The Company’s share of net income (loss)	$8,524	$(4,176)
Basis difference amortization	(3,652)	(1,065)
Equity in earnings (loss) from Great Park Venture	$4,872	$(5,241)

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Inventories	$1,023,017	$1,089,513
Cash and cash equivalents	118,469	336,313
Receivable and other assets	37,108	21,778
Total assets	$1,178,594	$1,447,604
Accounts payable and other liabilities	$157,525	$225,588
Redeemable Legacy Interests	209,967	445,000
Capital (Percentage Interest)	811,102	777,016
Total liabilities and capital	$1,178,594	$1,447,604
The Company’s share of capital in Great Park Venture	$304,163	$291,381
Unamortized basis difference	127,267	132,111
The Company’s investment in the Great Park Venture	$431,430	$423,492

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

The following table summarizes the statement of operations of the Gateway Commercial Venture for the six months ended June 30, 2018 (in thousands):

Six Months Ended June 30,
2018
Rental revenues	$12,946
Rental operating and other expenses	(1,868)
Depreciation and amortization	(5,669)
Interest expense	(4,710)
Net income of Gateway Commercial Venture	$699
The Company’s share of net income	$524
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Real estate and related intangible assets, net	$446,787	$448,795
Other assets	10,280	7,211
Total assets	$457,067	$456,006
Notes payable, net	$287,674	$286,795
Other liabilities	26,673	27,190
Members’ capital	142,720	142,021
Total liabilities and capital	$457,067	$456,006
The Company’s investment	$107,040	$106,516

6.    NONCONTROLLING INTERESTS
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company. At June 30, 2018, the Holding Company and its wholly owned subsidiary owned approximately 61.5% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries, and records a noncontrolling interest for the remaining 38.5% of the outstanding Class A Common Units of the Operating Company.
After a 12 month holding period, holders of Class A Common Units of the Operating Company may exchange their units for, at the Company’s option, either (i) Class A common shares on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or (ii) cash in an amount equal to the market value of such shares at the time of exchange. Whether such units are acquired by the Company in exchange for Class A common shares or cash, if the holder also owns Class B common shares, then an equal number of that holder’s Class B common shares will automatically convert into Class A common shares, at a ratio of 0.0003 Class A common shares for each Class B common share. This exchange right is currently exercisable by all holders of outstanding Class A Common Units of the Operating Company.

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
With each exchange of Class A Common Units of the Operating Company for Class A common shares, the Holding Company’s percentage ownership interest in the Operating Company and its share of the Operating Company’s cash distributions and profits and losses will increase. Additionally, other issuances of common shares of the Holding Company or common units of the Operating Company results in changes to the noncontrolling interest percentage as well as the total net assets of the Company. As a result, all equity transactions result in an allocation between members’ capital and the noncontrolling interest in the Company’s consolidated balance sheets and statements of capital to account for the changes in the noncontrolling interest ownership percentage as well as any change in total net assets of the Company.
During the six months ended June 30, 2018, the Holding Company increased its ownership interest in the Operating Company as a result of equity transactions related to the Company’s share-based compensation plan and exchanges of Class A Common Units of the Operating Company for Class A common shares. During the six months ended June 30, 2017, the Holding Company's ownership interest in the Operating Company changed as a result of the Holding Company acquiring Class A Common Units of the Operating Company with the proceeds of the Holding Company's IPO, the sale of Class A Common Units of the Operating Company in a private placement with Lennar, and equity transactions related to the Company's share-based compensation plan.
7.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the tax receivable agreement (“TRA”) related obligation, which was $168.0 million and $152.5 million at June 30, 2018 and December 31, 2017, respectively. The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, Five Point Communities, LP and FPL, all of which have also been determined to be VIEs.
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

As of June 30, 2018, the San Francisco Venture had total combined assets of $1,114.3 million, primarily comprised of $1,096.6 million of inventories, $7.4 million in related party assets and $9.0 million in cash and total combined liabilities of $256.6 million including $167.6 million in related party liabilities and $65.1 million in notes payable.
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
As of June 30, 2018, FP LP and FPL had combined assets of $631.4 million, primarily comprised of $450.1 million of inventories, $100.9 million of intangibles, $46.0 million in related party assets and $0.5 million in cash, and total combined liabilities of $130.2 million, including $120.7 million in accounts payable and other liabilities and $9.5 million in related party liabilities.
As of December 31, 2017, FP LP and FPL had combined assets of $543.5 million, primarily comprised of $361.9 million of inventories, $127.6 million of intangibles, $3.1 million in related party assets and $12.3 million in cash, and total combined liabilities of $131.0 million, including $117.1 million in accounts payable and other liabilities and $9.1 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the six months ended June 30, 2018 and 2017, respectively, there were no VIEs that were deconsolidated.
8.    INTANGIBLE ASSET, NET—RELATED PARTY
In connection with the Company’s acquisition of the Management Company (see Note 4), the Company acquired an intangible asset related to the contract value of the incentive compensation provisions of the Management Company’s development management agreement with the Great Park Venture.
The carrying amount and accumulated amortization of the intangible asset as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(28,773)	(2,112)
Net book value	$100,932	$127,593

For the three and six months ended June 30, 2018, the Company recorded $3.7 million and $7.4 million of amortization expense, which is included in the cost of management services in the accompanying condensed consolidated statement of operations, as a result of revenue recognition attributable to incentive compensation. No amortization expense was recorded for the three and six months ended June 30, 2017. Additionally, in connection with the transition adjustment recorded for the adoption of ASU No. 2014-09 on January 1, 2018, the Company recorded an increase to accumulated amortization of $19.2 million (see Note 2).
9.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Related Party Assets:
Contract assets (see Note 3)	$49,393	$—
Other	4,023	3,158
	$53,416	$3,158
Related Party Liabilities:
EB-5 loan reimbursements	$102,692	$102,692
Contingent consideration—Mall Venture project property	64,870	64,870
Deferred land sale revenue	—	9,860
Payable to holders of Management Company’s Class B interests	9,000	9,000
Other	929	248
	$177,491	$186,670

In June 2018, the Company purchased an indirect interest in rights to certain Legacy Interests in the Great Park Venture that were held by Emile Haddad. At June 30, 2018, the carrying value of the purchased interests was $1.8 million and is included in Other related party assets in the table above.
10.    NOTES PAYABLE, NET
At June 30, 2018 and December 31, 2017, notes payable consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
7.875% Senior Notes due 2025	$500,000	$500,000
Macerich Note	65,130	65,130
Settlement Note	—	5,000
Unamortized debt issuance costs and discount	(8,721)	(9,512)
	$556,409	$560,618

In April 2018, the Company made the final principal payment of $5.0 million on the settlement note.

11.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company and all the holders of Class A units of the San Francisco Venture (as parties to the TRA, the “TRA Parties”). At June 30, 2018 and December 31, 2017, the Company’s condensed consolidated balance sheets include a liability of $168.0 million and $152.5 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) and Section 743 of the Internal Revenue Code of 1986, as amended, to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s directly or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record adjustments to TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Furthermore, the Company may record adjustments to TRA liabilities if and when TRA Parties exchange Class A Common Units of the Operating Company for the Company’s Class A common shares or other equity transactions that impact the Holding Company’s ownership in the Operating Company. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent adjustments to the amount of TRA liabilities recognized.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the six months ended June 30, 2018 and 2017.
12.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business.
Newhall Ranch Project Approval Settlement
In September 2017, the Company reached a settlement (the “Newhall Settlement”) with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Newhall Ranch’s regulatory approvals and permits. As of June 30, 2018, the Company has a liability balance of $39.2 million associated with certain obligations of the Newhall Settlement. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of June 30, 2018, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $47.2 million with the final payment due in 2026. The Company did not reach a settlement with two local environmental organizations that have pending challenges to certain approvals for Newhall Ranch. See “Legal Proceedings” below.
Agreement Regarding Mall Venture
On May 2, 2016, the Company entered into an agreement with CPHP pursuant to which, upon completion of the Retail Project, CPHP will contribute all of its interests in the Mall Venture Member to the Operating Company in exchange for 2,917,827 Class A Common Units of the Operating Company. Additionally, CPHP will purchase an equal amount of Class B common shares from the Holding Company at a price of $0.00633 per share. If the Company or CPHP fail to achieve certain milestones, including the conveyance to the Mall Venture of the Retail Project Property on or prior to December 31, 2017, subject to certain extensions, Macerich will have the right to terminate the joint venture, require the Company to repay the $65.1 million Macerich Note and to pay 50% of certain termination fees (the remainder would be paid by CPHP). The additional termination fees, in addition to other amounts that are not determinable as of June 30, 2018, include an amount equal to the incurred but unpaid interest on the Macerich Note. The unpaid interest totaled approximately $8.4 million as of June 30, 2018. However, the Company would no longer be obligated to transfer the Retail Project Property to the Retail Project or the CP

Parking Parcel to CPHP. Instead, the Company would be obligated to issue 436,498 Class A Common Units of the Operating Company to CPHP, and CPHP would be obligated to purchase an equal number of Class B common shares from the Holding Company at a price of $0.00633 per share. The Retail Project Property had not been conveyed to the Mall Venture as of June 30, 2018. In light of the rapidly evolving retail landscape, the Company and the members of the Mall Venture have been evaluating the viability of the mall at the site, and the Company is currently exploring potential alternative configurations and/or uses for the site. At this time, the development plan for the site and any related impact on the Mall Venture are uncertain.
Candlestick Point Development Agreement
On May 2, 2016, the Company entered into a development agreement with CPHP in which among other things, CPHP agreed to be responsible for all design and construction costs (up to $240.0 million) associated with the parking structure to be built on the CP Parking Parcel, and the Company agreed to reimburse CPHP for design and construction costs in excess of $240.0 million. Additionally, the Company agreed to remit to CPHP up to $25.0 million the Company realizes from CFD proceeds at Candlestick Point following completion of the parking structure. However, such obligation is subject to a dollar-for-dollar reduction by any amounts the Company pays for costs in excess of $240.0 million on the parking structure. Depending upon the final development plans for the Retail Project Property, the Company’s development agreement with CPHP may be modified or terminated. See “Agreement Regarding Mall Venture” above.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $73.5 million and $79.9 million as of June 30, 2018 and December 31, 2017, respectively.
Candlestick Point and The San Francisco Shipyard Disposition and Development Agreement
The San Francisco Venture is a party to a disposition and development agreement with the San Francisco Agency in which the San Francisco Agency has agreed to convey portions of Candlestick Point and The San Francisco Shipyard to the San Francisco Venture for development. The San Francisco Venture has agreed to reimburse the San Francisco Agency for reasonable costs and expenses actually incurred and paid by the San Francisco Agency in performing its obligations under the disposition and development agreement. The San Francisco Agency can also earn a return of certain profits generated from the development and sale of Candlestick Point and The San Francisco Shipyard if certain thresholds are met. As of June 30, 2018 the thresholds had not been met.
At June 30, 2018, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.
Letters of Credit
At each of June 30, 2018 and December 31, 2017, the Company had outstanding letters of credit totaling $2.4 million. These letters of credit were issued to secure various development and financial obligations. At each of June 30, 2018 and December 31, 2017, the Company had restricted cash and certificates of deposit of $1.4 million pledged as collateral under certain of the letters of credit agreements.
Legal Proceedings
California Department of Fish and Wildlife Permits
In January 2011, petitioners Center for Biological Diversity, California Native Plant Society, and Wishtoyo Foundation/Ventura Coastkeeper, Santa Clarita Organization for Planning and the Environment (“SCOPE”) and Friends of the Santa Clara River filed a complaint in Los Angeles County Superior Court (“Superior Court”) challenging the validity of certain aspects of the environmental impact report (“EIR”) portion of the EIR/

Environmental Impact Statement (“EIR/EIS”) for the Newhall Ranch project. In November 2015, following lower court proceedings, the California Supreme Court (“Supreme Court”) reversed the Court of Appeal’s judgment on three issues raised in the case, namely: (i) the EIR’s greenhouse gas (“GHG”) emissions significance findings, (ii) the EIR’s mitigation measures for a protected fish species (“Stickleback”), and (iii) the timeliness of public comments on impacts to cultural resources and another sensitive fish species; and remanded to the Court of Appeal for reconsideration and new decision. In July 2016, after the remand, the Court of Appeal issued a new decision in favor of California Department of Fish and Wildlife (“CDFW”) and the Company as to the public comment issues. After further proceedings, the Court of Appeal remitted the case to the trial court, and that court issued the judgment and writ of mandate proposed by the CDFW as to the GHG and Stickleback issues. In February 2017, petitioners filed a notice of appeal challenging the scope of the trial court’s judgment and writ. In the interim, and in response to the Supreme Court’s decision, CDFW conducted additional analysis on the GHG and Stickleback issues and, in June 2017, reapproved the EIR and Newhall Ranch project. Thereafter, the Court of Appeal issued an opinion affirming the scope of the trial court’s judgment and writ in favor of CDFW and the Company.
In September 2017, petitioners Center for Biological Diversity, California Native Plant Society, and Wishtoyo Foundation/Ventura Coastkeeper (collectively, “Settling Petitioners”) settled all of their respective claims in the case, leaving only two petitioners, SCOPE and Friends of the Santa Clara River (collectively, “Non-Settling Petitioners”). In October 2017, the two Non-Settling Petitioners objected to CDFW’s June 2017 reapproval of the Newhall Ranch EIR and project. In March 2018, the Supreme Court denied the Non-Settling Petitioners’ petition for review. In July 2018, the trial court entered its judgment at CDFW’s request discharging the trial court’s earlier writ finding that CDFW has complied with the Court’s writ.
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
In October 2017, the two Non-Settling Petitioners objected to Los Angeles County’s return to the writs, raising the same issues as to the scope of the trial court’s writ as they raised in the related CDFW action. As requested by the County and the Company, the trial court deferred its ruling on the Non-Settling Petitioners’ objections until the Court of Appeal’s opinion in the related CDFW action had been finalized and that court issued an opinion resolving the Landmark Village and Mission Village appeals as to the scope of the writs. As discussed above, in March 2018, the Supreme Court denied the Non-Settling Petitioners’ petition to review the Court of Appeal’s decision in the CDFW action. Thereafter, in May 2018, the Court of Appeal issued its combined decision in favor of Los Angeles County and the Company on the Landmark Village and Mission Village appeals as to the scope of the writs. Based on the County’s compliance with the writ directives, the trial court issued signed orders discharging the writs in August 2018.
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
Other Permits
In August 2011, the U.S. Army Corps of Engineers (the “Corps”) approved the EIS portion of the joint EIR/EIS and issued its provisional Section 404 Clean Water Act authorization (the “Section 404 Permit”) for the Newhall Ranch project. In September 2012, the Los Angeles Regional Water Quality Control Board (the “Regional Board”) unanimously adopted final Section 401 conditions and certified the Section 404 Permit. In October 2012, petitioners Center for Biological Diversity and Wishtoyo Foundation/Ventura Coastkeeper filed a petition for review and reconsideration of the Regional Board’s actions to the State Water Resources Control Board (“State Board”); however, that petition was withdrawn in September 2017 as part of the settlement referenced above in this action and the CDFW, Landmark Village, and Mission Village actions. In October 2012, after consulting with the U.S. Environmental Protection Agency (the “USEPA”), the Corps issued the final Section 404 Permit.
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
Consistent with the terms of the settlement in this action and the CDFW, Landmark Village, and Mission Village actions, the Settling Petitioners moved to dismiss their claims on appeal and withdraw from the U.S. District Court litigation. In October 2017, the Ninth Circuit granted the motion to dismiss the appeal and the claims with prejudice as to the Settling Petitioners. The Ninth Circuit then ordered supplemental briefs to explain the impact of the dismissal, if any, on the remaining claims. The Corps and the Company, on the one hand, and the two Non-Settling Petitioners, on the other hand, filed supplemental briefs pursuant to the Court’s order. In April 2018, the Ninth Circuit issued its opinion affirming the U.S. District Court’s summary judgment in favor of the Corps and the Company as intervenor. The Ninth Circuit opinion became final and non-appealable in July 2018.
Hunters Point Litigation

On May 1, 2018, residents of the Bayview Hunters Point neighborhood filed a putative class action in San Francisco Superior Court naming Tetra Tech, Inc. (“Tetra Tech”), Lennar and the Company as defendants. The plaintiffs allege that, among other things, Tetra Tech, an independent contractor hired by the U.S. Navy to conduct testing and remediation of toxic radiological waste at The San Francisco Shipyard, fraudulently misrepresented its test results and remediation efforts. The plaintiffs are seeking damages against Tetra Tech and have requested an injunction to prevent the Company and Lennar from undertaking any development activities at The San Francisco Shipyard. On June 15, 2018, two construction workers who allegedly engaged in development activities at The San Francisco Shipyard filed a lawsuit in San Francisco Superior Court naming Tetra Tech, Lennar and the Company, among others, as defendants. The plaintiffs allege personal injuries resulting from exposure to contamination at The San Francisco Shipyard and are seeking damages relating to such alleged injuries. On July 24, 2018, two lawsuits were filed in San Francisco Superior Court by homeowners in The San Francisco Shipyard which name Tetra Tech,

Lennar, the Company and the Company’s CEO, among others, as defendants. The plaintiffs allege that environmental contamination issues at The San Francisco Shipyard were not properly disclosed to them before they purchased their homes. They also allege that Tetra Tech and other defendants (not including the Company) have created a nuisance at The San Francisco Shipyard under California law. They seek damages as well as certain declaratory relief. The Company believes that it has meritorious defenses to the allegations in these cases and may have insurance and indemnification rights against third parties with respect to these claims. Given the preliminary nature of these claims, the Company cannot predict the outcome of these matters.
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
13.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the six months ended June 30, 2018 and 2017 is as follows (in thousands):

	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$22,099	$2,105

NONCASH INVESTING AND FINANCING ACTIVITIES:
Receivable for insurance proceeds on damaged property	$132	$—
Accrued deferred equity offering and financing costs	$—	$769
Recognition of TRA liability	$17,480	$56,216
Reimbursement obligation to the Great Park Venture related to property investment	$—	$11,250
Liabilities assumed by buyer in connection with sale of golf course operating property	$7,795	$—
Class A common shares issued for redemption of noncontrolling interests	$26,675	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	2018	2017
Cash and cash equivalents	$678,637	$514,411
Restricted cash and certificates of deposit	1,403	2,298
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$680,040	$516,709

Amounts included in restricted cash and certificates of deposit represent amounts held as collateral on open letters of credit related to development obligations or because of other contractual obligations of the Company that require the restriction.

14.    SEGMENT REPORTING
As of and for the three and six months ended June 30, 2018, the Company’s reportable segments consist of:
• Newhall—includes the community of Newhall Ranch planned for development in northern Los Angeles County, California. The Newhall segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers in addition to ancillary operations of operating properties.
• San Francisco—includes the Candlestick Point and The San Francisco Shipyard communities located on bayfront property in the City of San Francisco, California. The San Francisco segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers in addition to management services provided to affiliates of a related party.
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of June 30, 2018, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting in the Formation Transactions. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, and management services provided by the Company to the Great Park Venture.
• Commercial—includes Five Point Gateway Campus, an office and research and development campus within the Great Park Neighborhoods, consisting of four newly constructed buildings. Two of the four buildings are leased to one tenant under a 20-year triple net lease which commenced in August 2017. The Company and a subsidiary of Lennar have entered into separate 130-month full service gross leases to occupy a portion of the other two buildings. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture, the entity that owns the Five Point Gateway Campus. As of June 30, 2018, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture.

 Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)		Revenues		Profit (Loss)
	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Newhall	$1,242	$7,535	$(4,264)	$(6,094)	$4,040	$10,539	$(1,201)	$(13,135)
San Francisco	1,840	1,719	(4,916)	(5,385)	3,862	86,944	(9,679)	(7,027)
Great Park	180,524	6,499	40,831	(4,543)	190,988	15,246	29,465	(8,092)
Commercial	6,331	—	193	—	13,126	—	879	—
Total reportable segments	189,937	15,753	31,844	(16,022)	212,016	112,729	19,464	(28,254)
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(170,606)	(2,507)	(37,464)	6,048	(171,013)	(7,180)	(22,731)	11,136
Gateway Commercial Venture (1)	(6,241)	—	(103)	—	(12,946)	—	(699)	—
Add equity in earnings (losses) from unconsolidated entities—
Great Park Venture	—	—	8,926	(2,365)	—	—	4,872	(5,241)
Gateway Commercial Venture	—	—	77	—	—	—	524	—
Corporate and unallocated (3)	—	—	(14,583)	(11,950)	—	—	(27,030)	(25,054)
Total consolidated balances	$13,090	$13,246	$(11,303)	$(24,289)	$28,057	$105,549	$(25,600)	$(47,413)

Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	June 30, 2018	December 31, 2017
Newhall	$486,005	$444,407
San Francisco	1,114,349	1,123,266
Great Park	1,323,695	1,578,142
Commercial	457,313	456,292
Total reportable segments	3,381,362	3,602,107
Reconciling items:
Removal of unconsolidated balance of Great Park Venture (1)	(1,178,594)	(1,447,604)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(457,067)	(456,006)
Other eliminations (2)	—	(80,890)
Add investment balance in Great Park Venture	431,430	423,492
Add investment balance in Gateway Commercial Venture	107,040	106,516
Corporate and unallocated (3)	674,111	830,740
Total consolidated balances	$2,958,282	$2,978,355

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

15.     SHARE-BASED COMPENSATION
On May 2, 2016, the Board of the Holding Company authorized and approved the Company’s Incentive Award Plan. In doing so, the Board authorized the issuance of up to 8,500,822 Class A common shares of the Holding Company under the Incentive Award Plan. The Incentive Award Plan provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the Incentive Award Plan) and performance share awards. As of June 30, 2018, there were 4,043,778 remaining Class A common shares available for future issuance under the Incentive Award Plan.
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
Restricted Shares
Restricted shares issued under the Incentive Award Plan are subject to certain transfer restrictions during the vesting period. In general, restricted Class A common shares which have not vested are forfeited upon termination of employment or board service. Grantees of restricted Class A common shares have the right to receive non-forfeitable distributions and to vote with respect to the restricted Class A common shares during the restricted period.
In January 2017, the Company granted 396,028 restricted Class A common shares to executive officers of the Company. The restricted Class A common shares vest for service in three equal annual installments, the first of which occurred in January 2018. In connection with the first vesting date in January 2018, the Company reacquired 68,886 restricted Class A common shares for $1.0 million for the purpose of settling tax withholding obligations of employees.
During the six months ended June 30, 2018, the Company granted employees and directors 1,724,268 restricted Class A common shares with service vesting terms ranging from one to three years. The fair value of the compensation cost associated with these awards was determined based on the closing market price of the Company’s Class A common shares on each award’s grant date.
The following table summarizes share-based equity compensation activity for the six months ended June 30, 2018:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	1,085	$18.57
Granted	1,724	$14.81
Forfeited	(71)	$14.83
Vested	(780)	$18.93
Nonvested at June 30, 2018	1,958	$15.26

Share-based compensation expense was $2.7 million and $6.1 million for the three and six months ended June 30, 2018, respectively and $4.0 million and $8.8 million for the three and six months ended June 30, 2017, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. Approximately $24.4 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted–average period of 2.4 years from June 30, 2018. The estimated fair value at vesting of share-based awards that vested during the six months ended June 30, 2018 and June 30, 2017 was $11.5 million and $9.7 million, respectively.
16.    EMPLOYEE BENEFIT PLANS
The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. In 2004, the Retirement Plan was amended to cease future benefit accruals and the Retirement Plan was frozen. For the six months ended June 30, 2018, the Company contributed $0.2 million to the Retirement Plan. The Company does not anticipate making additional contributions during the year ending December 31, 2018.

The components of net periodic benefit for the three and six months ended June 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net periodic benefit:
Interest cost	$188	$206	$375	$412
Expected return on plan assets	(290)	(257)	(580)	(514)
Amortization of net actuarial loss	21	28	43	56
Net periodic benefit	$(81)	$(23)	$(162)	$(46)

Net periodic benefit does not include a service cost component as a result of the Retirement Plan being frozen. All other components of net periodic benefit are included in other income on the condensed consolidated statements of operations.
17.    INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.
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
In each of the three months ended June 30, 2018 and 2017, the Company recorded no benefit for income taxes (after application of increases in the Company’s valuation allowance of $1.2 million and $4.3 million, respectively) on pre-tax loss of $11.3 million and $24.3 million, respectively. For each of the six months ended June 30, 2018 and 2017, the Company recorded no benefit for income taxes (after application of increases in the Company’s valuation allowance of $2.8 million and $7.5 million, respectively) on pre-tax loss of $25.6 million and $47.4 million, respectively. The effective tax rates for the three and six months ended June 30, 2018 and 2017, differ from the 21% federal statutory rate in 2018 and the 35% federal statutory rate prior to 2018 and applicable state statutory tax rates primarily due to the Company’s valuation allowance on its book losses and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
Each quarter the Company assesses its deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under the guidance of ASC 740, Income Taxes. The Company is required to establish a valuation allowance for any portion of the asset it concludes is more likely than not unrealizable. The Company’s assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, its utilization experience with operating loss and tax credit carryforwards and tax planning alternatives, to the extent these items are applicable. Largely due to a history of book losses, the Company has recorded a valuation allowance against its federal and state net deferred tax assets.
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. Among its provisions, the Tax Act reduced the US federal corporate income tax rate from 35% to 21%. As of December 31, 2017, we have completed the majority of our accounting for the tax effects of the Tax Act. As a result of the rate change, the Company was required to revalue its deferred tax asset at December 31, 2017 and record a provisional adjustment to reduce its value by $5.3 million, which is included in the tax provision for 2017. We are applying the guidance issued by the Securities and Exchange Commission in the form of Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Tax Act. The provisional amount recorded during 2017 is subject to revisions as we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, FASB, and other standard-setting and regulatory bodies.
Through the six months ended June 30, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017. We will continue to make and refine our calculations as additional analysis is completed, and our accounting for the tax effects of the Tax Act will be completed during the one-year measurement period.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2013 through 2017 generally remain subject to examination by federal and state tax authorities. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdictions as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.
18.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS AND DISCLOSURES
ASC Topic 820, Fair Values Measurement, emphasizes that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The following hierarchy classifies the inputs used to determine fair value into three levels:
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments. Other than notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both June 30, 2018 and

December 31, 2017. The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At June 30, 2018, the estimated fair value of notes payable, net was $575.1 million compared to a carrying value of $556.4 million. At December 31, 2017, the estimated fair value of notes payable, net was $568.1 million compared to a carrying value of $560.6 million. During the three and six months ended June 30, 2018 and 2017, the Company had no assets that were measured at fair value on a nonrecurring basis.
Contingent consideration is carried at fair value and is remeasured on a recurring basis. The Company uses level 3 inputs to measure the estimated fair value of the contingent consideration arrangement based on the expected cash flows considering the use of the underlying property subject to the arrangement. The estimated cash flows are affected by estimates and assumptions related to development costs, retail rents, occupancy rates and continuing operating expenses. Other than contingent consideration (see Note 9), the Company had no other assets or liabilities that are required to be remeasured at fair value on a recurring basis at both June 30, 2018 and December 31, 2017.
19.    EARNINGS PER SHARE
The Company uses the two-class method in its computation of earnings per share. Pursuant to the terms of the Holding Company’s Second Amended and Restated Limited Liability Company Agreement, the Class A common shares and the Class B common shares are entitled to receive distributions at different rates, with each Class B common share receiving 0.03% of the distributions paid on each Class A common share. Under the two-class method, the Company’s net income available to common shareholders is allocated between the two classes of common shares on a fully-distributed basis and reflects residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, the Company determined that both classes share in the Company’s losses, and they share in the losses using the same mechanism as the distributions. No distributions were declared for the three and six months ended June 30, 2018 and 2017 and the Company operated in a net loss position for the three and six months ended June 30, 2018 and 2017. As a result, net losses attributable to the parent were allocated to the Class A common shares and Class B common shares in an amount per Class B common share equal to 0.03% multiplied by the amount per Class A common share. Basic loss per Class A common share is determined by dividing net loss allocated to Class A Common shareholders by the weighted average number of Class A common shares outstanding for the period. Basic loss per Class B common share is determined by dividing net loss allocated to the Class B common shares by the weighted average number of Class B common shares outstanding during the period.
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

The following table summarizes the basic and diluted earnings per share calculations for the three and six months ended June 30, 2018 and 2017 (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to the Company	$(5,160)	$(9,783)	$(10,392)	$(17,625)
Adjustments to net loss attributable to the Company	81	173	110	24
Net loss attributable to common shareholders	$(5,079)	$(9,610)	$(10,282)	$(17,601)
Numerator—basic common shares:
Numerator for basic net loss available to Class A common shareholders	$(5,077)	$(9,606)	$(10,278)	$(17,592)
Numerator for basic net loss available to Class B common shareholders	$(2)	$(4)	$(4)	$(9)
Numerator—diluted common shares:
Net loss attributable to common shareholders	$(5,079)	$(9,610)	$(10,282)	$(17,601)
Reallocation of loss to Company upon assumed exchange of units	$—	$—	$(15,318)	$—
Numerator for diluted net loss available to Class A common shareholders	$(5,077)	$(9,606)	$(25,590)	$(17,592)
Numerator for diluted net loss available to Class B common shareholders	$(2)	$(4)	$(10)	$(9)
Denominator:
Basic weighted average Class A common shares outstanding	65,076,395	50,993,481	64,226,628	44,931,512
Diluted weighted average Class A common shares outstanding	65,076,395	50,993,481	144,853,566	44,931,512
Basic and diluted weighted average Class B common shares outstanding	79,794,047	77,931,250	80,602,759	76,145,972
Basic loss per share:
Class A common shares	$(0.08)	$(0.19)	$(0.16)	$(0.39)
Class B common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share:
Class A common shares	$(0.08)	$(0.19)	$(0.18)	$(0.39)
Class B common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Anti-dilutive potential RSUs	72,579	688,692	72,579	688,692
Anti-dilutive potential Restricted Shares (weighted average)	1,902,299	396,028	1,789,172	365,226
Anti-dilutive potential Class A common shares (weighted average)	79,817,985	77,954,629	—	76,168,816
Anti-dilutive potential Class B common shares (weighted average)	2,917,827	2,917,827	2,917,827	2,917,827

20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.6 million at June 30, 2018 and $2.5 million at December 31, 2017, net of tax benefits of $0.7 million for both periods. At both June 30, 2018 and December 31, 2017, the Company held a full valuation allowance of $0.7 million related to the accumulated tax benefits. Accumulated other comprehensive loss of $1.6 million and $1.8 million is included in noncontrolling interests at June 30, 2018 and December 31, 2017, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $26,000 and $31,000, net of taxes, for the six months ended June 30, 2018, and 2017, respectively and are included in other miscellaneous income in the accompanying condensed consolidated statements of operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. “Us,” “we,” and “our” refer to Five Point Holdings, LLC, together with its consolidated subsidiaries. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Actual results could differ materially from those set forth in any forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). On October 1, 2017, we converted the operating company from a Delaware limited liability company to a Delaware limited partnership. We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of June 30, 2018, approximately 61.5% of the operating company. The operating company directly or indirectly owns equity interests in: (1) Five Point Land, LLC (“FPL”), which owns The Newhall Land & Farming Company, a California limited partnership, and is developing Newhall Ranch; (2) The Shipyard Communities, LLC (the “San Francisco Venture”), which is developing Candlestick Point and The San Francisco Shipyard; (3) Heritage Fields LLC (the “Great Park Venture”), which is developing Great Park Neighborhoods; (4) Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which have historically managed the development of Great Park Neighborhoods and Newhall Ranch; and (5) Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), which owns the Five Point Gateway Campus. The operating company consolidates and controls the management of all of these entities except for the Great Park Venture and the Gateway Commercial Venture. The operating company owns a 37.5% percentage interest in the Great Park Venture, and a 75% interest in the Gateway Commercial Venture and accounts for its interest using the equity method. The management company performs development management services for the Great Park Venture and property management services for the Gateway Commercial Venture.

Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
On January 1, 2018, we, the Great Park Venture, and the Gateway Commercial Venture adopted the new revenue recognition accounting guidance contained in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, using the modified retrospective approach with the cumulative effect recorded as an adjustment to opening capital. The new guidance was applied to contracts not completed at the transition date. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, Revenue from Contracts with Customers, while prior period results have not been adjusted and continue to be reported in accordance with historic accounting under ASC Topic 605, Revenue Recognition, and other industry specific guidance. See Note 2 and Note 3 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of recently adopted accounting pronouncements.
The following table summarizes our consolidated historical results of operations for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$3	$4,739	$52	$5,204
Land sales—related party	221	587	442	84,858
Management services—related party	11,440	5,481	23,207	10,951
Operating properties	1,426	2,439	4,356	4,536
Total revenues	13,090	13,246	28,057	105,549
Costs and expenses
Land sales	52	1,667	90	82,114
Management services	6,763	2,657	13,852	5,306
Operating properties	1,107	2,912	3,497	5,192
Selling, general, and administrative	29,015	27,957	57,611	55,155
Total costs and expenses	36,937	35,193	75,050	147,767
Other income
Adjustment to payable pursuant to tax receivable agreement	—	—	1,928	—
Interest income	2,910	—	5,657	—
Miscellaneous	631	23	8,412	46
Total other income	3,541	23	15,997	46
Equity in earnings (loss) from unconsolidated entities	9,003	(2,365)	5,396	(5,241)
Loss before income tax benefit	(11,303)	(24,289)	(25,600)	(47,413)
Income tax benefit	—	—	—	—
Net loss	(11,303)	(24,289)	(25,600)	(47,413)
Less net loss attributable to noncontrolling interests	(6,143)	(14,506)	(15,208)	(29,788)
Net loss attributable to the company	$(5,160)	$(9,783)	$(10,392)	$(17,625)

Three Months Ended June 30, 2018 and 2017
Revenues. Revenues decreased by $0.2 million, or 1.2%, to $13.1 million for the three months ended June 30, 2018, from $13.2 million for the three months ended June 30, 2017. We had no land sales during the three months ended June 30, 2018, and we recognized minimal miscellaneous land sale revenues during the period in comparison to approximately $5.3 million of miscellaneous land sale revenues recognized for the three months ended June 30, 2017. Miscellaneous land sale revenues in 2017 included the recognition of deferred revenues, profit participation and other builder fees from both related and third party transactions at our Newhall segment. Offsetting this decrease was an increase in management services revenue at our Great Park segment as a result of a change to how we account for the recognition of certain variable management fees under the new revenue recognition guidance.
Cost of management services. Cost of management services increased by $4.1 million, or 154.5%, to $6.8 million for the three months ended June 30, 2018, from $2.7 million for the three months ended June 30, 2017. The increase was primarily due to intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $1.1 million, or 3.8%, to $29.0 million for the three months ended June 30, 2018, from $28.0 million for the three months ended June 30, 2017.
Other income. Other income for the three months ended June 30, 2018 consisted primarily of interest income earned on our cash and cash equivalents during the three month period and gain on insurance proceeds recognized for damaged property.
Equity in earnings (loss) from unconsolidated entities. Equity in earnings from unconsolidated entities increased to $9.0 million for the three months ended June 30, 2018, from a loss of $2.4 million for the three months ended June 30, 2017. The increase was primarily due to increased revenue from land sales at our Great Park segment.
Income tax benefit. Pre-tax losses of $11.3 million for the three months ended June 30, 2018 resulted in a deferred tax benefit and an increase in our net deferred tax asset of $1.2 million. However, offsetting the deferred tax benefit and the net deferred tax asset was an increase to our deferred tax asset valuation allowance of $1.2 million. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at June 30, 2018 it is more likely than not that such net deferred tax assets will not be realized. Pre-tax losses for the three months ended June 30, 2017 of $24.3 million resulted in a deferred tax benefit and an increase in our net deferred tax asset of $4.3 million, both of which were offset by an increase in our deferred tax asset valuation allowance of $4.3 million. Our effective tax rate, before changes in valuation allowance, decreased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the effect of the federal rate change included in the Tax Cuts and Jobs Act of 2017 that was enacted in December 2017.
Six Months Ended June 30, 2018 and 2017
Revenues. Revenues decreased by $77.5 million, or 73.4%, to $28.1 million for the six months ended June 30, 2018, from $105.5 million for the six months ended June 30, 2017. The difference in revenue was primarily due to a land sale to a related party at our San Francisco segment in January 2017. Offsetting this decrease was an increase in management services revenue at our Great Park segment as a result of a change to how we account for the recognition of certain variable management fees under the new revenue recognition guidance.

Cost of Land Sales. The higher cost of land sales for the six months ended June 30, 2017 was primarily due to the land sale at our San Francisco segment.
Cost of management services. Cost of management services increased by $8.5 million, or 161.1%, to $13.9 million for the six months ended June 30, 2018, from $5.3 million for the six months ended June 30, 2017. The increase was primarily due to intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $2.5 million, or 4.5%, to $57.6 million for the six months ended June 30, 2018, from $55.2 million for the six months ended June 30, 2017.
Other income. Other income for the six months ended June 30, 2018 consisted primarily of a $6.7 million gain on the sale of an operating asset at our Newhall segment in addition to interest income earned on our cash and cash equivalents and gains on insurance proceeds.
Equity in earnings (loss) from unconsolidated entity. Equity in earnings from unconsolidated entities increased to $5.4 million for the six months ended June 30, 2018, from a loss of $5.2 million for the six months ended June 30, 2017. The increase was primarily due to increased revenue from land sales at our Great Park segment, offset by increased management fee expense also at our Great Park segment.
Income tax benefit. At December 31, 2017, we carried a deferred tax asset valuation allowance of $7.9 million against a net deferred tax asset of the same amount. Pre-tax losses of $25.6 million for the six months ended June 30, 2018 resulted in a deferred tax benefit and an increase to the net deferred tax asset of $2.8 million. However, offsetting the deferred tax benefit and the net deferred tax asset was an increase to our deferred tax asset valuation allowance of $2.8 million. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at June 30, 2018 it is more likely than not that such net deferred tax assets will not be realized. Pre-tax losses for the six months ended June 30, 2017 of $47.4 million resulted in a deferred tax benefit and an increase in our net deferred tax asset of $7.5 million, both of which were offset by an increase in our deferred tax asset valuation allowance of $7.5 million. Our effective tax rate, before changes in valuation allowance, decreased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the effect of the federal rate change enacted as part of the Tax Cuts and Jobs Act of 2017 that was enacted in December 2017.

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

•
Our San Francisco segment includes operating results for the Candlestick Point and The San Francisco Shipyard communities, as well as results attributable to the development management services that we provide to affiliates of Lennar Corporation (“Lennar”) with respect to the Treasure Island community in the City of San Francisco and the Concord community in the San Francisco Bay Area.

•	Our Great Park segment includes operating results for the Great Park Neighborhoods community and development management services provided by the management company for the Great Park Venture.

•	Our Commercial segment includes the operating results of the Five Point Gateway Campus and property management services provided by the management company for the Gateway Commercial Venture.
Newhall Segment
Our Newhall Ranch property consists of approximately 15,000 acres in northern Los Angeles County. Newhall Ranch is designed to include approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. Newhall Ranch is directly adjacent to our completed, award-winning master-planned community in Valencia, where today approximately 20,000 households reside and approximately 60,000 people work. We are continuing land development activities at Newhall Ranch’s Mission Village and expect to start delivering homesites to builders in late 2019. Mission Village is approved for up to 4,055 homesites and approximately 1.6 million square feet of commercial development.
The following table summarizes the results of operations of our Newhall segment for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$3	$4,739	$52	$5,204
Land sales—related party	—	385	—	853
Operating properties	1,239	2,411	3,988	4,482
Total revenues	1,242	7,535	4,040	10,539
Costs and expenses
Land sales	52	1,616	90	1,969
Operating properties	1,107	2,912	3,497	5,192
Selling, general, and administrative	4,428	9,124	8,516	16,559
Total costs and expenses	5,587	13,652	12,103	23,720
Other income	81	23	6,862	46
Segment loss	$(4,264)	$(6,094)	$(1,201)	$(13,135)
Three Months Ended June 30, 2018 and 2017
Land sale revenues. Revenues for the three months ended June 30, 2017 were primarily due to miscellaneous land sale revenue recognition, which includes the recognition of deferred revenues, profit participation and collection of various builder fees.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $4.7 million, or 51.5%, to $4.4 million for the three months ended June 30, 2018, from $9.1 million for the three months ended June 30, 2017. This decrease was primarily due to decreased legal and consulting expenses incurred during the three months ended June 30, 2018 compared to 2017. See Note 12 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of legal proceedings.

Six Months Ended June 30, 2018 and 2017
Land sale revenues. Revenues for the six months ended June 30, 2017 were primarily due to miscellaneous land sale revenue recognition, which includes the recognition of deferred revenues, profit participation and collection of various builder fees.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $8.0 million, or 48.6%, to $8.5 million for the six months ended June 30, 2018, from $16.6 million for the six months ended June 30, 2017. This decrease was primarily due to decreased legal and consulting expenses incurred in 2018 compared to 2017 related to certain legal proceedings. See Note 12 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of legal proceedings.
Other income. In January 2018, the Tournament Players Club at Valencia Golf Course was sold for net cash proceeds of $5.7 million, and the buyer’s assumption of certain liabilities, including certain club membership related liabilities. We recognized a gain of $6.7 million as a result of the sale. We operated the property as an amenity to the segment’s completed Valencia community.
San Francisco Segment
Located almost equidistant between downtown San Francisco and the San Francisco International Airport, the Candlestick Point and The San Francisco Shipyard communities consist of approximately 800 acres of bayfront property in the City of San Francisco. The Candlestick Point and The San Francisco Shipyard communities are designed to include approximately 12,000 homesites and approximately 6.3 million square feet of commercial space.
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
In November 2016, San Francisco voters approved an initiative measure, Proposition O, to exempt Candlestick Point and The San Francisco Shipyard from citywide office development growth restrictions. Those growth controls (referred to as Proposition M after the 1986 initiative measure first imposing them) limit the amount of new office construction each year in San Francisco to 950,000 square feet per year and require each new office development of 25,000 square feet or more to obtain an allocation of office space from the Planning Commission. With passage of Proposition O and related redevelopment plan amendments that the San Francisco Venture obtained, development at Candlestick Point and The San Francisco Shipyard will not be required to obtain an allocation of office space and will not be subject to the Proposition M annual limitations on office development. This means the full amount of permitted commercial square footage at Candlestick Point and The San Francisco Shipyard can be constructed as we determine, including all at once, even though Proposition M may delay new office developments elsewhere in San Francisco. We recently amended the disposition and development agreement with the City of San Francisco to increase the total amount of commercial use at Candlestick Point and The San Francisco Shipyard by over two million square feet, most of which we anticipate will be for office use and which increases our total commercial space to approximately 6.3 million square feet.
At The San Francisco Shipyard, approximately 408 acres are still owned by the U.S. Navy and will not be conveyed to us until the U.S. Navy satisfactorily completes its finding of suitability to transfer, or “FOST,” process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Based on our discussions with the U.S. Navy, we had previously expected the U.S. Navy to deliver this property between 2019 and 2022. However, allegations that Tetra Tech, Inc. (“Tetra Tech”), a contractor hired by the U.S. Navy, misrepresented its sampling results at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, criminal proceedings and lawsuits related to the actions of the former employees of the independent contractor, and a determination by the U.S. Navy and other regulatory agencies to undertake additional sampling. As part of the 2018 Congressional spending bill, the U.S. Department of Defense allocated $36 million to help fund resampling efforts at The San Francisco Shipyard. These activities could slow the remaining land transfers from the U.S. Navy, or lead to additional legal claims or government investigations, all of which could in turn delay or impede our future development of such parcels. Our development plans were designed with the flexibility to adjust for potential land transfer delays, and we have the ability to shift the phasing of our development activities to account for potential delays caused by U.S. Navy retesting, but there can be no assurance that these matters and other related matters that may arise in the future will not materially impact our development plans.
We have been, and may in the future be, named as a defendant in lawsuits seeking damages and other relief arising out of alleged contamination at The San Francisco Shipyard and Tetra Tech’s alleged misrepresentations of related sampling work. See Note 12 to our condensed consolidated financial statements included under Part I, Item 1 of this report. Given the preliminary nature of the claims to date, the Company cannot predict the outcome of these matters, and there can be no assurance that these matters will not have a material impact on our financial condition or results of operations.
The following table summarizes the results of operations of our San Francisco segment for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$221	$201	$442	$84,005
Operating property	187	29	368	54
Management services—related party	1,432	1,489	3,052	2,885
Total revenues	1,840	1,719	3,862	86,944
Costs and expenses
Land sales	—	51	—	80,145
Management services	212	207	611	320
Selling, general, and administrative	6,544	6,846	12,930	13,506
Total costs and expenses	6,756	7,104	13,541	93,971
Segment loss	$(4,916)	$(5,385)	$(9,679)	$(7,027)

Three Months Ended June 30, 2018 and 2017
Revenues. Revenues were consistent period over period and mostly attributable to management services we provide to affiliates of Lennar.
Six Months Ended June 30, 2018 and 2017
Land sales revenue—related party. Land sales revenues decreased by $83.6 million, or 99.5%, to $0.4 million for the six months ended June 30, 2018, from $84.0 million for the six months ended June 30, 2017. The decrease was primarily due to the recognition of revenues in 2017 from a sale to a related party for real estate within the Candlestick Point and The San Francisco Shipyard communities. The sale closed in January 2017, resulting in gross proceeds of $91.4 million on 3.6 acres planned for construction of up to 390 for-sale homesites. In transitioning to the new revenue recognition guidance, we determined that we transferred control of the land in connection with the 2017 land sale at the time of the sale, and we recognized $9.9 million in deferred revenues, and the associated inventory relief, directly to capital on January 1, 2018. Additionally, under the new revenue guidance, the recognition of variable consideration from land sale contracts in the form of revenue or profit participation and marketing fees received from homebuilders, which historically have been recognized as revenue in the period in which the contingencies associated with the amount and timing of the consideration were resolved, is now recognized at the time of land sale in an amount we expect to be entitled to receive in revenue. At the transition date, our San Francisco segment recognized contract assets of $7.0 million representing such variable consideration. The cost of land sales for the six months ended June 30, 2017 is primarily related to the land sale to the related party.
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
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests are entitled to receive priority distributions in an amount up to $565.0 million, and holders of percentage interests are entitled to all other distributions. As of July 31, 2018, aggregate distributions to holders of legacy interests totaled $355.0 million. See Note 5 to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional discussion of distribution priorities at the Great Park Venture.

The following table summarizes the results of operations of our Great Park segment for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$170,320	$2,328	$170,576	$4,194
Land sales—related party	286	179	437	2,986
Management services—related party	9,918	3,992	19,975	8,066
Total revenues	180,524	6,499	190,988	15,246
Costs and expenses
Land sales	118,113	640	118,113	3,193
Management services	6,551	2,451	13,241	4,986
Selling, general, and administrative	8,305	6,411	16,792	12,080
Management fees—related party	7,632	1,540	15,264	3,079
Total costs and expenses	140,601	11,042	163,410	23,338
Interest income	908	—	1,887	—
Segment income (loss)	$40,831	$(4,543)	$29,465	$(8,092)
Three Months Ended June 30, 2018 and 2017
Land sale revenues. Land sale revenues increased by $168.0 million to $170.3 million for the three months ended June 30, 2018, from $2.3 million for the three months ended June 30, 2017 primarily due to the recognition of revenue from the sale of land entitled for an aggregate of 536 homesites on approximately 33 acres. Initial gross proceeds from the sale were $166.0 million representing the base purchase price. In applying the new revenue recognition guidance, in addition to the base price of $166.0 million, we included approximately $4.0 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. During the three months ended June 30, 2018, land sale revenues also included changes in estimates of variable consideration from those amounts previously recorded by the Great Park Venture in accordance with the application of the new revenue guidance.
Management services revenue—related party. The management company has an agreement to provide development management services to the Great Park Venture. Under this agreement, the management company receives a base management fee, reimbursement for certain defined project team costs and the right to receive certain variable incentive compensation upon the achievement of certain milestones. The new revenue guidance primarily impacted our recognition of variable incentive compensation consideration. Previously, revenue was recognized when contingencies associated with the amount and timing of the consideration were resolved. Under the new guidance, estimates of the amount of variable consideration that we expect to be entitled to receive as revenue are recognized over time as management services are provided. Upon transitioning to the new guidance, we adjusted our opening balance sheet on January 1, 2018 to reflect a contract asset of $29.4 million representing the cumulative amount of consideration we expect to be entitled to receive for services provided through the transition date. We include this contract asset in related party assets on our consolidated balance sheet. During the three months ended June 30, 2018, management services revenue—related party included $5.5 million in revenues attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture for services provided during the period. Correspondingly, our contract asset also increased by $5.5 million during the three months ended June 30, 2018. The base management fee and reimbursement of certain defined project costs of $4.4 million recognized during the three months ended June 30, 2018 remained relatively consistent compared to the $4.0 million recognized during the same period in 2017.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense, if any, related to the intangible asset attributed to the incentive compensation provisions of the development management agreement with the Great Park Venture. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses and are reported in selling, general, and administrative costs in the consolidated statement of operations. During the three months ended June 30, 2018, management services costs and expenses increased compared to 2017 primarily as a result of amortization expense related to the intangible asset.
Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs and project team and other administrative costs that are reimbursed to the management company per the terms of the development management agreement. Selling, general, and administrative costs increased by $1.9 million, to $8.3 million for the three months ended June 30, 2018, from $6.4 million for the three months ended June 30, 2017. The higher expense during the three months ended June 30, 2018 is primarily due to increased marketing activities in connection with active neighborhoods at the Great Park Neighborhoods.
Management fees—related party. Management fees increased by $6.1 million, to $7.6 million for the three months ended June 30, 2018, from $1.5 million for the three months ended June 30, 2017. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. The increase is primarily due to $6.0 million of accrued incentive compensation expense in addition to the base development management fees that were included in the three months ended June 30, 2018. Only base development management fees were incurred during the three months ended June 30, 2017.
Six Months Ended June 30, 2018 and 2017
Land sale revenues. Land sale revenues increased by $166.4 million to $170.6 million for the six months ended June 30, 2018 from $4.2 million for the six months ended June 30, 2017 primarily due to the recognition of revenue from the May 2018 sale of land entitled for an aggregate of 536 homesites on approximately 33 acres at the Great Park Neighborhoods. During the six months ended June 30, 2018, land sale revenues also included changes in estimates of variable consideration from those amounts previously recorded by the Great Park Venture in accordance with the application of the new revenue guidance.
Management services revenue—related party. During the six months ended June 30, 2018, we recognized $11.0 million in revenues and an increase to our contract asset attributed to the incentive compensation provisions of the development management agreement with the Great Park Venture for services provided during the period. We also recognized $9.0 million in revenues attributable to the base management fee and reimbursement of certain defined project costs during the six months ended June 30, 2018 compared to $8.1 million recognized during the same period in 2017.
Management services costs and expenses. During the six months ended June 30, 2018, management services costs and expenses increased compared to 2017 primarily as a result of amortization expense related to the intangible asset.
Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs and project team and other administrative costs that are reimbursed to the management company per the terms of the development management agreement. Selling, general, and administrative costs increased by $4.7 million, to $16.8 million for the six months ended June 30, 2018, from $12.1 million for the six months ended June 30, 2017. The higher expense during the six months ended June 30, 2018 is primarily due to increased marketing activities in connection with active neighborhoods at the Great Park Neighborhoods.
Management fees—related party. Management fees increased by $12.2 million, to $15.3 million for the six months ended June 30, 2018, from $3.1 million for the six months ended June 30, 2017. The increase is primarily due to $12.1 million of accrued incentive compensation expense in addition to the base development management fee included in the six months ended June 30, 2018. Only base development management fees were incurred during the six months ended June 30, 2017.
The table below reconciles the Great Park segment results to the equity in loss from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Segment net income (loss) from operations	$40,831	$(4,543)	$29,465	$(8,092)
Less net income of management company attributed to the Great Park segment	3,367	1,505	6,734	3,044
Net income (loss) of Great Park Venture	37,464	(6,048)	22,731	(11,136)
The Company’s share of net income (loss) of the Great Park Venture	14,049	(2,268)	8,524	(4,176)
Basis difference amortization	(5,123)	(97)	(3,652)	(1,065)
Equity in earnings (loss) in Great Park Venture	$8,926	$(2,365)	$4,872	$(5,241)
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
The following table summarizes the results of operations of our Commercial segment for the three months and six months ended June 30, 2018.

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	(in thousands)
Statement of Operations Data
Revenues
Rental and related income	$6,241	$12,946
Property management fees	90	180
Total revenues	6,331	13,126
Costs and expenses
Rental operating expenses	828	1,667
Other expenses	5,310	10,580
Total costs and expenses	6,138	12,247
Segment income	$193	$879
For the three and six months ended June 30, 2018, our Commercial segment recognized $6.3 million and $13.1 million in revenues, respectively, from the triple net lease with Broadcom and our property management services. Expenses were mostly comprised of depreciation, amortization and interest expense totaling $5.2 million and $10.4 million for the three and six months ended June 30, 2018. Our segment net income was $0.2 million and $0.9 million for the three and six months ended June 30, 2018 and our share of equity in earnings from the Gateway Commercial Venture totaled $0.1 million and $0.5 million for the three and six months ended June 30, 2018.
The table below reconciles the Commercial segment results to the equity in earnings from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2018.

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	(in thousands)
Segment net income from operations	$193	$879
Less net income of management company attributed to the Commercial segment	90	180
Net income of Gateway Commercial Venture	103	699
The Company’s share of net income of the Gateway Commercial Venture	$77	$524
Financial Condition, Liquidity and Capital Resources
As of June 30, 2018, we had $678.6 million of consolidated cash and cash equivalents, compared to $848.5 million at December 31, 2017. As of June 30, 2018, no funds have been drawn on the Company’s $125.0 million revolving credit facility. However, letters of credit of $1.0 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.0 million.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Newhall Ranch and Candlestick Point and The San Francisco Shipyard. The development stages of our master-planned communities continue to require significant cash outlays on both a short-term and long-term basis while land sales at Newhall Ranch and Candlestick Point and The San Francisco Shipyard are not expected to generate significant liquidity within the next 12 months. We expect to meet our cash requirements for at least the next 12 months with available cash and collection of management fees under our various management agreements.
Our long-term cash needs relate primarily to future land development expenditures and investments in or vertical construction costs for properties that we may acquire or develop for our income-producing portfolio. We budget our cash development costs on an annual basis. Budgeted amounts are subject to change due to delays or accelerations in construction or regulatory approvals, changes in inflation rates and other increases (or decreases) in costs. We may also modify our development plans or change the sequencing of our communities in response to changing economic conditions, consumer preferences and other factors, which could have a material impact on the timing and amount of our development costs. Budgeted amounts are expected to be funded through a combination of available cash, cash flows from our communities and reimbursements from public financing, including community facilities districts, tax increment financing and local, state and federal grants. Cash flows from our communities may occur in uneven patterns as cash is primarily generated by land sales, which can occur at various points over the life cycle of our communities.
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
Summary of Cash Flows
The following table outlines the primary components of our cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Operating activities	$(164,946)	$1,056
Investing activities	5,172	39,858
Financing activities	(10,131)	411,148

Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales, management services and operating property results. Cash outflows are comprised primarily of cash outlays for land development costs, employee compensation, and selling, general, and administrative costs. Our operating cash flows vary significantly each year due to the timing of land sales and the development efforts related to our master-planned communities.
Net cash used in operating activities increased by $166.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to $91.2 million in net proceeds received upon closing escrow for the land sale at the San Francisco Venture that offset net cash used for operating activities during the six months ended June 30, 2017. Additionally, during the six months ended June 30, 2018 net cash used in operating activities included increased spending on land development activities at our Newhall segment and a payment of $18.9 million for interest due on our senior notes.
Cash Flows from Investing Activities. Net cash provided by investing activities was $5.2 million for the six months ended June 30, 2018, a decrease of $34.7 million compared with net cash provided by investing activities of $39.9 million for the six months ended June 30, 2017.
For the six months ended June 30, 2018, net proceeds from the sale of the Newhall segment’s golf course operating property were $5.7 million. Additionally, we used $1.8 million of cash to acquire an indirect interest in rights to certain legacy interests in the Great Park Venture that were held by our CEO, Mr. Emile Haddad. We expect to receive distributions of approximately $2.8 million with respect to such legacy interest as the Great Park Venture makes the remaining priority distributions to the holders of legacy interests. During the six months ended June 30,

2017, we had net proceeds from purchases and maturities of investments in marketable securities of $10.0 million, and received proceeds of $30.0 million from the prior owners of the San Francisco Venture under the final installment of the $120.0 million capital commitment given in connection with the formation transactions.
Cash Flows from Financing Activities. Net cash used in financing activities was $10.1 million for the six months ended June 30, 2018 compared to $411.1 million net cash provided by financing activities for the six months ended June 30, 2017. In May 2017, we received aggregate proceeds of $419.7 million, net of underwriting discounts of $18.4 million, upon the closing of the Company's IPO and concurrent private placement. We used $5.1 million and $6.5 million during the six months ended June 30, 2018 and 2017, respectively, to net settle certain share-based compensation awards with employees for tax withholding purposes. Additionally, during the six months ended June 30, 2018, we made the final principal payment of $5.0 million on a settlement note.
Changes in Capital Structure
During the six months ended June 30, 2018, our ownership percentage in the operating company increased to 61.5%, primarily due to the operating company issuing us additional Class A Common Units in connection with our issuance of Class A common shares under our share-based compensation plan and to our issuance of approximately 2.3 million Class A common shares in exchange for an equal number of Class A Common Units of the operating company tendered for redemption.
Contractual Obligations and Commitments
Our contractual obligations have not changed materially from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We are committed under various letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $2.4 million at each of June 30, 2018 and December 31, 2017. At each of June 30, 2018 and December 31, 2017, we had $1.4 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of June 30, 2018, we were using approximately $1.0 million in capacity under the revolving credit facility to support LOCs. Additionally, in the ordinary course of business and as a part of the entitlement and development process, we are required to provide performance bonds to ensure completion of certain development obligations. We had outstanding performance bonds of $73.5 million as of June 30, 2018.
In April 2018, Lennar replaced a guaranty that the San Francisco Venture had given to the San Francisco Agency for $5.5 million. At June 30, 2018, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.

Critical Accounting Policies
Other than with respect to revenue recognition, there have been no significant changes to our critical accounting policies during the six months ended June 30, 2018 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The adoption of the new revenue guidance on January 1, 2018 has increased the significance of judgments related to the amount of variable consideration we include in the transaction price for contracts with customers and the amount we recognize as revenue before the contingency is resolved. In addition to the information below, see Note 2 and Note 3 to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional information on revenue recognition.

Land Sales
Revenues from land sales are recognized when we satisfy the performance obligation at a point in time, which typically occurs when the control of the land passes to our customers. We recognize revenue in an amount that reflects the consideration we expect to be entitled to receive (i.e. the transaction price) in exchange for the transfer of land. The transaction price typically contains fixed and variable components in which the fixed consideration represents the stated purchase price for the land. Some of our residential homesite sale agreements contain a profit participation provision, a variable consideration, whereby we receive from homebuilders a portion of profit after the builder has received an agreed-upon margin. If the project profitability falls short of the participation threshold, we receive no additional revenues. In most contracts, at the time of the land sale we expect to constrain our estimate of profit participation, if any, as there are significant factors outside our control that will impact whether participation thresholds will be met. In addition, some residential homesite sale agreements contain a provision requiring the homebuilder to pay a marketing fee per residence sold, as a percentage of the home sale price. We estimate such fees as a variable consideration and include an amount we expect to be entitled to receive in the transaction price. At the end of each reporting period, we reassess the variable considerations to ensure changes in circumstances or constraints are appropriately reflected in the estimated transaction price. Changes in estimates of variable components of transaction prices could result in cumulative catch-up adjustments to revenue.
A contract asset or liability is recognized when the timing of the satisfaction of a performance obligation is different from the timing of the payments made by our customers. Contract assets typically consist of our estimate of contingent or variable consideration that has been included in the transaction price and recognized as revenue before the contingency is resolved and the contractual payment is due. Contract liabilities typically consist of payments received prior to satisfying the associated performance obligation. For example, we may record a contract asset at the closing of a land sale representing the estimated marketing fees included in the transaction price. However, the actual amount and timing of marketing fee payments is not known until the time a residence is sold. As marketing fee payments are collected from our customers, the contract asset balance will be adjusted and reduced accordingly. Further, re-estimation of marketing fees at the end of each reporting period may result in an increase or decrease to the contract asset.
Management Services
Revenues from management services are recognized as the customer consumes the benefits of the performance obligation satisfied over time. The transaction price pertaining to management services revenue is comprised of fixed and variable components whereby the fixed consideration typically represents a base management fee. Our management agreements may contain incentive compensation fee provisions contingent on the performance of our customer. In making estimates of incentive compensation we expect to be entitled to receive in exchange for providing management services, we make significant assumptions and judgments in evaluating the factors that may determine the amount of consideration we will ultimately receive. In doing so, we typically utilize cash flow projections. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general, and administrative costs, and other factors. We recognize incentive compensation revenue from management services evenly over the expected contract term, as the performance obligation is satisfied. When changes in our estimates and assumptions occur, our estimate of the amount of incentive compensation we expect to be entitled to receive may change, resulting in a cumulative catch-up being recorded in the period of the change.
Similar to land sale revenues, we may recognize a contract asset associated with revenues generated from management services when there is a timing difference between the satisfaction of performance obligations and revenues becoming billable. Reassessment of the estimated transaction price at the end of each reporting period may increase or decrease contract assets. Contract asset balances are reduced when revenues from our customers become billable.

Recently Issued Accounting Pronouncements and Developments
See Note 2 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2018.
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
As of June 30, 2018, we had outstanding consolidated indebtedness of $556.4 million, $65.1 million of which bears interest based on floating interest rates. If the relevant rates used to determine the interest rates on this floating rate indebtedness were to increase (or decrease) by 100 basis points, the interest expense would increase (or decrease) by approximately $0.7 million annually.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    Legal Proceedings
For disclosures of legal proceedings, see Note 12 to our condensed consolidated financial statements included under Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 1A.     Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Five Point Holdings, LLC (the “Company”) conducts all of its business in or through its subsidiary, Five Point Operating Company, LP, a Delaware limited partnership (the “Operating Company”). Under the Limited Partnership Agreement of the Operating Company, holders (the “Class A Unit Holders”) of Class A units of the Operating Company (“Class A Units”) may exchange their Class A Units for, at the Company’s option, either (1) Class A common shares of the Company (“Class A Common Shares”) on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or (2) cash in an amount equal to the market value of such shares at the time of exchange.

On June 18, 2018, the Company issued 264,020 Class A Common Shares to certain Class A Unit Holders in exchange for an equal number of Class A Units after receiving notices of redemption from such Class A Unit Holders. In connection with such exchanges, an aggregate of 264,020 Class B Common Shares held by such Class A Unit Holders automatically converted into 78 Class A Common Shares, pursuant to the Second Amended and Restated Limited Liability Company Agreement of the Company. These issuances were exempt from registration in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that no public offering was made.

ITEM 3.     Defaults Upon Senior Securities
None

ITEM 4.    Mine Safety Disclosures
None

ITEM 5.     Other Information
None

ITEM 6.     Exhibits

Exhibit	Exhibit Description

10.1
Indenture, dated as of November 22, 2017, among Five Point Operating Company, LP, Five Point Capital Corp., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2017 is incorporated herein by this reference).

10.2
First Supplemental Indenture, dated as of November 30, 2017, among Five Point Operating Company, LP, Five Point Capital Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.2 to the Current Report on Form 8-K filed on November 30, 2017 is incorporated herein by this reference).

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

Date: August 13, 2018