Form 10-Q
period 2018-09-30
Five Point Holdings, LLC
filed 2018-11-14
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2018, 66,504,137 Class A common shares and 79,145,487 Class B common shares were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
INVENTORIES	$1,628,113	$1,425,892
INVESTMENT IN UNCONSOLIDATED ENTITIES	542,880	530,007
PROPERTIES AND EQUIPMENT, NET	29,869	29,656
ASSETS HELD FOR SALE, NET	—	4,519
INTANGIBLE ASSET, NET—RELATED PARTY	97,212	127,593
CASH AND CASH EQUIVALENTS	594,908	848,478
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,403	1,467
RELATED PARTY ASSETS	55,049	3,158
OTHER ASSETS	9,433	7,585
TOTAL	$2,958,867	$2,978,355

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$556,707	$560,618
Accounts payable and other liabilities	186,488	167,620
Liabilities related to assets held for sale	—	5,363
Related party liabilities	178,675	186,670
Payable pursuant to tax receivable agreement	168,027	152,475
Total liabilities	1,089,897	1,072,746

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2018—66,504,137 shares; 2017—62,314,850 shares
Class B common shares; No par value; Issued and outstanding: 2018—79,145,487 shares; 2017—81,463,433 shares
Contributed capital	551,905	530,015
Retained earnings	48,114	57,841
Accumulated other comprehensive loss	(2,530)	(2,455)
Total members’ capital	597,489	585,401
Noncontrolling interests	1,271,481	1,320,208
Total capital	1,868,970	1,905,609
TOTAL	$2,958,867	$2,978,355

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Land sales	$70	$2,655	$122	$7,859
Land sales—related party	225	693	667	85,551
Management services—related party	11,159	5,466	34,366	16,417
Operating properties	1,534	2,805	5,890	7,341
Total revenues	12,988	11,619	41,045	117,168
COSTS AND EXPENSES:
Land sales	90	1,641	180	83,755
Management services	6,684	2,572	20,536	7,878
Operating properties	1,027	3,115	4,524	8,307
Selling, general, and administrative	26,220	37,450	83,831	92,605
Total costs and expenses	34,021	44,778	109,071	192,545
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	—	—	1,928	—
Interest income	3,062	—	8,719	—
Miscellaneous	60	23	8,472	69
Total other income	3,122	23	19,119	69
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(4,028)	22,825	1,368	17,584
LOSS BEFORE INCOME TAX BENEFIT	(21,939)	(10,311)	(47,539)	(57,724)
INCOME TAX BENEFIT	—	—	—	—
NET LOSS	(21,939)	(10,311)	(47,539)	(57,724)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(11,920)	(5,844)	(27,128)	(35,632)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(10,019)	$(4,467)	$(20,411)	$(22,092)

NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$(0.15)	$(0.07)	$(0.31)	$(0.45)
Diluted	$(0.15)	$(0.07)	$(0.33)	$(0.45)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	65,740,931	62,946,348	64,736,942	51,024,766
Diluted	65,740,931	62,946,348	144,872,638	51,024,766
NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,145,487	81,463,433	80,111,663	77,944,525

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET LOSS	$(21,939)	$(10,311)	$(47,539)	$(57,724)
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net loss	33	28	76	84
Other comprehensive income before taxes	33	28	76	84
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	—	—	—	—
OTHER COMPREHENSIVE INCOME—Net of tax	33	28	76	84
COMPREHENSIVE LOSS	(21,906)	(10,283)	(47,463)	(57,640)
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(11,907)	(5,832)	(27,098)	(35,595)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(9,999)	$(4,451)	$(20,365)	$(22,045)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2017	62,314,850	81,463,433	$530,015	$57,841	$(2,455)	$585,401	$1,320,208	$1,905,609
Adoption of accounting standards	—	—	—	10,684	—	10,684	13,961	24,645
Net loss	—	—	—	(20,411)	—	(20,411)	(27,128)	(47,539)
Share-based compensation expense	—	—	8,790	—	—	8,790	—	8,790
Reacquisition of share-based compensation awards for tax-withholding purposes	(68,886)	—	(5,131)	—	—	(5,131)	—	(5,131)
Settlement of restricted share units for Class A shares of common stock	319,783	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,619,752	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	46	46	30	76
Redemption of noncontrolling interests	2,318,638	(2,317,946)	26,765	—	(90)	26,675	(26,675)	—
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(17,480)	—	—	(17,480)	—	(17,480)
Adjustment of noncontrolling interest in the Operating Company	—	—	8,946	—	(31)	8,915	(8,915)	—
BALANCE - September 30, 2018	66,504,137	79,145,487	$551,905	$48,114	$(2,530)	$597,489	$1,271,481	$1,868,970

BALANCE - December 31, 2016	37,426,008	74,320,576	$260,779	$(15,394)	$(2,469)	$242,916	$1,265,197	$1,508,113
Net loss	—	—	—	(22,092)	—	(22,092)	(35,632)	(57,724)
Share-based compensation expense	—	—	13,806	—	—	13,806	—	13,806
Reacquisition of share-based compensation for tax-withholding purposes	—	—	(6,480)	—	—	(6,480)	—	(6,480)
Settlement of restricted share units for Class A shares of common stock	285,670	—	—	—	—	—	—	—
Issuance of share-based compensation awards	453,172	—	—	—	—	—	—	—
Issuance of Class A common shares in initial public offering—net of underwriting discount and offering costs of $21,294	24,150,000	—	316,806	—	—	316,806	—	316,806
Issuance of Class A Common Units and related sale of Class B common shares in private placement	—	7,142,857	45	—	—	45	100,000	100,045
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(56,216)	—	—	(56,216)	—	(56,216)
Other comprehensive income—net of tax of $0	—	—	—	—	47	47	37	84
Adjustment of Noncontrolling interest in the Operating Company	—	—	(3,340)	—	(408)	(3,748)	3,748	—
BALANCE - September 30, 2017	62,314,850	81,463,433	$525,400	$(37,486)	$(2,830)	$485,084	$1,333,350	$1,818,434

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,539)	$(57,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in earnings from unconsolidated entities	(1,368)	(17,584)
Depreciation and amortization	11,743	1,342
Noncash adjustment of payable pursuant to tax receivable agreement	(1,928)	—
Gain on sale of golf course operating properties	(6,700)	—
Gain on insurance proceeds for damaged property	(1,566)	—
Share-based compensation	8,790	13,881
Changes in operating assets and liabilities:
Inventories	(210,427)	(31,361)
Related party assets	(11,797)	47,983
Other assets	(1,279)	(826)
Accounts payable and other liabilities	20,874	49,149
Related party liabilities	1,490	(34,023)
Net cash used in operating activities	(239,707)	(29,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of marketable securities	—	45,210
Purchase of marketable securities	—	(25,233)
Contribution to Gateway Commercial Venture	(8,438)	(106,500)
Purchase of indirect Legacy Interest in Great Park Venture—related party	(1,762)	—
Proceeds from sale of golf course operating property	5,685	—
Proceeds from insurance on damaged property	1,749	—
Cash from former San Francisco Venture members in relation to Formation Transactions	—	30,000
Purchase of properties and equipment	(1,030)	(187)
Net cash used in investing activities	(3,796)	(56,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of Initial Public Offering of Class A common shares—net of underwriting discounts of $18,402	—	319,698
Proceeds of Class B common share offering	—	45
Proceeds from issuance of Class A Common Units in private placement	—	100,000
Principal payment on settlement note	(5,000)	—
Payment of equity offering costs	—	(2,499)
Reacquisition of share-based compensation awards for tax-withholding purposes	(5,131)	(6,480)
Payment of financing costs	—	(385)
Net cash (used in) provided by financing activities	(10,131)	410,379
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(253,634)	324,506
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	849,945	64,647
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$596,311	$389,153
SUPPLEMENTAL CASH FLOW INFORMATION (Note 13)
See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND ORGANIZATION
Five Point Holdings, LLC, a Delaware limited liability company (the “Holding Company” and, together with its consolidated subsidiaries, the “Company”), is an owner and developer of mixed-use, master-planned communities in California. The Holding Company owns all of its assets and conducts all of its operations through Five Point Operating Company, LP, a Delaware limited partnership (the “Operating Company”), and its subsidiaries. The Holding Company was formed on July 21, 2009. Prior to May 2, 2016, the Holding Company was named Newhall Holding Company, LLC and was primarily engaged in the planning and development of Newhall Ranch, a master-planned community located in northern Los Angeles County, California. On May 2, 2016, the Company completed a series of transactions (the “Formation Transactions”) pursuant to a Second Amended and Restated Contribution and Sale Agreement (the “Contribution and Sale Agreement”), the principal organizational elements of which were that the Company acquired:

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

In August 2017, the Company acquired a 75% interest in Five Point Office Venture Holdings I, LLC, a Delaware limited liability company (the “Gateway Commercial Venture”), which owns approximately 73 acres of commercial land in the Great Park Neighborhoods, on which four buildings have been newly constructed with an aggregate of approximately one million square feet of research and development and office space (the “Five Point Gateway Campus”).
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

The diagram below presents a simplified depiction of the Company’s current organizational structure as of September 30, 2018:

Five Point Holdings, LLC
Limited Partner
Managing General Partner
Five Point Opco GP, LLC
Five Point Operating Company, LP (1)
Manager 100% Class B (2)
100% (3)
Administrative Member 37.5% (4)
Manager 75% (5)
San Francisco Venture
FPL and Newhall Subsidiaries
Great Park Venture
Gateway Commercial Venture
The San Francisco Shipyard and Candlestick Point
Newhall Ranch
Great Park Neighborhoods
Five Point Gateway Campus

(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of September 30, 2018, the Company owned approximately 61.5% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Assuming the exchange of all outstanding Class A Common Units of the Operating Company, and all outstanding Class A units of the San Francisco Venture (see (2) below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on October 31, 2018 ($7.60), the equity market capitalization of the Company was approximately $1.1 billion.
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
(4) Interests in the Great Park Venture are either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests are entitled to receive priority distributions in an amount equal to $565.0 million, of which $355.0 million had been distributed as of October 31, 2018. The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary in its consolidated financial statements.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year.
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
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain on sale of golf club operating property	$—	$—	$6,700	$—
Gain on insurance claims	16	—	1,566	—
Net periodic pension benefit	44	23	206	69
Total miscellaneous other income	$60	$23	$8,472	$69

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). This ASU requires that lessees recognize assets and liabilities for all leases with lease terms greater than twelve months on the balance sheet and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for public entities in fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The FASB has issued multiple clarifications and updates since ASU No. 2016-02 that include, but is not limited to, the ability to elect practical expedients upon transition.
The Company plans to adopt ASU No. 2016-02 retrospectively at the beginning of 2019 through a cumulative-effect adjustment. Consequently, comparative prior periods presented in financial statements after adoption will continue to be in accordance with current U.S. GAAP (Topic 840, Leases). The Company plans to elect the following available practical expedients: 1) a package of practical expedients, whereby the Company will not have to reassess whether existing contracts contain leases, lease classification of existing leases and initial direct costs associated with those leases, 2) exclude recognition of short term leases on balance sheet, and 3) not separate lease and nonlease components for both lessee and lessor leases. The Company is currently evaluating its population of lease agreements to assess the impact the adoption of the new standard will have to the Company’s consolidated financial statements. Until the evaluation is complete, the Company cannot determine the full impact the new standard will have on the consolidated financial statements, however, the Company expects to recognize, as a lessee, lease liabilities and right-of-use assets associated with leased office spaces that are currently classified as operating leases. The Company is also in the process of designing new processes and controls to implement during the transition period and thereafter, including those related to selecting a discount rate when measuring a lease liability.
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

The effect of the changes made to the Company’s condensed consolidated statement of cash flow line items from the adoption of ASU No. 2016-18 were as follows (in thousands):

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments due to ASU No. 2016-18	As Adjusted
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and certificates of deposits	$45	$(45)	$—
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	324,551	(45)	324,506
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	62,304	2,343	64,647
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	386,855	2,298	389,153

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU No. 2017-07”) which amends the guidance for the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU No. 2017-07 requires entities to report non-service-cost components of net periodic benefit cost outside of income from operations. The Company adopted ASU No. 2017-07 effective January 1, 2018, retrospectively, which resulted in reclassifying net periodic pension benefit of $23,000 and $69,000 from selling, general, and administrative expenses to miscellaneous other income on the condensed consolidated statement of operations for the three and nine months ended September 30, 2017, respectively.
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

3.    REVENUES
The application of the new revenue standard had the following impacts to the financial statement line items in the Company’s condensed consolidated financial statements (in thousands):

Statement of Operations
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change	As Reported	Balances without Adoption of ASC 606	Effect of Change
REVENUES:
Land sales	$70	$148	$(78)	$122	$323	$(201)
Land sales—related party	225	101	124	667	488	179
Management services—related party	11,159	5,780	5,379	34,366	18,107	16,259
Operating properties	1,534	1,506	28	5,890	4,574	1,316
COSTS AND EXPENSES:
Land sales	90	90	—	180	119	61
Management services	6,684	2,964	3,720	20,536	9,375	11,161
Operating properties	1,027	1,084	(57)	4,524	3,931	593
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(4,028)	(3,306)	(722)	1,368	801	567
NET LOSS	(21,939)	(23,007)	1,068	(47,539)	(53,844)	6,305
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(11,920)	(12,407)	487	(27,128)	(30,726)	3,598
NET LOSS ATTRIBUTABLE TO THE COMPANY	(10,019)	(10,600)	581	(20,411)	(23,118)	2,707

Balance Sheet
	September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
ASSETS
Inventories	$1,628,113	$1,630,659	$(2,546)
Investment in unconsolidated entities	542,880	539,246	3,634
Intangible asset, net—related party	97,212	127,593	(30,381)
Related party assets	55,049	7,063	47,986
Other assets	9,433	8,071	1,362
LIABILITIES
Accounts payable and other liabilities	186,488	188,087	(1,599)
Related party liabilities	178,675	187,971	(9,296)
CAPITAL
Retained earnings	48,114	34,723	13,391
Noncontrolling interest	1,271,481	1,253,922	17,559

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

	Three Months Ended September 30, 2018
	Newhall	San Francisco	Great Park	Commercial	Total
Land sales	$74	$221	$—	$—	$295
Management services	—	689	9,833	637	11,159
Operating properties	600	180	—	—	780
	674	1,090	9,833	637	12,234
Operating properties leasing revenues	754	—	—	—	754
	$1,428	$1,090	$9,833	$637	$12,988

	Nine Months Ended September 30, 2018
	Newhall	San Francisco	Great Park	Commercial	Total
Land sales	$126	$663	$—	$—	$789
Management services	—	3,741	29,808	817	34,366
Operating properties	3,392	548	—	—	3,940
	3,518	4,952	29,808	817	39,095
Operating properties leasing revenues	1,950	—	—	—	1,950
	$5,468	$4,952	$29,808	$817	$41,045

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
The opening and closing balances of the Company’s contract assets for the nine months ended September 30, 2018 were $39.0 million and $49.0 million, respectively. The increase of $10.0 million between the opening and closing balances of the Company’s contract assets primarily results from an increase of $17.0 million during the nine months ended September 30, 2018 as a result of a timing difference between the Company’s recognition of revenue earned for the performance of management services and contractual payments due from the customer during the period. Offsetting such increase was the derecognition of $7.0 million, representing variable cash consideration related to a land sale from a previous period. During the three months ended September 30, 2018, the Company relinquished its rights to the variable consideration in favor of additional entitlements transferred from the buyer that can be used at the Candlestick Point and The San Francisco Shipyard communities. The total transaction price for this purchase and sale agreement did not change as a result of the changes to the consideration components. The Company’s opening and closing contract liabilities for the nine months ended September 30, 2018 were insignificant.
As of September 30, 2018, the aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations associated with the development management agreement with the Great Park Venture was $65.7 million. The Company will recognize this revenue ratably as services are provided over the expected contract term, which terminates in December 2021, unless extended by mutual agreement by both the Company and the Great Park Venture. At each reporting period the Company will reassess the estimate of the amount of variable consideration the Company is expected to be entitled to such that it is probable that a significant reversal will not occur. Significant judgment is involved in management’s estimate of the amount of variable consideration included in the transaction price. In making this estimate, management utilizes projected cash flows of the operations of the Great Park Venture. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general, and administrative costs, and other factors. When changes in the estimate occur, a cumulative catch-up will be recorded in the period and the transaction price allocated to the unsatisfied performance obligation will be adjusted. The Company applies the disclosure exemptions associated with remaining performance obligations for contracts with an original expected term of one year or less, contracts for which revenue is recognized in proportion to the amount of services performed and variable consideration that is allocated to wholly unsatisfied performance obligations for services that form part of a series of services.

4.    ACQUISITIONS AND DISPOSALS
On May 2, 2016, the Company completed the Formation Transactions pursuant to the Contribution and Sale Agreement (see Note 1), in which the Company acquired a controlling financial interest in the San Francisco Venture and the Management Company. The acquisitions and the Company’s concurrent investment in the Great Park Venture (see Note 5) transformed the Company into an owner, manager and developer of real estate at three locations. In accordance with ASC 805, Business Combinations, the Company has recorded the acquired assets (including identifiable intangible assets) and liabilities at their respective fair values as of the date of the Contribution and Sale Agreement.
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

The intangible asset is a contract asset resulting from the incentive compensation provisions of the development management agreement with the Great Park Venture. The agreement has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew for three additional years and then two additional years. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received. The investment in FPL, which was stepped up to fair value, is eliminated in consolidation as FPL is a consolidated subsidiary of the Company. Related party liabilities are comprised of the Class B distribution rights then held by Emile Haddad, an affiliate of Lennar and FPC-HF Venture I. The Class B interests were determined to not be a substantive form of equity because the interests only entitle the holders to the Legacy Incentive Compensation payments, and does not expose the holders to the net assets or residual interest of the Management Company. Class B distributions will be made when the Management Company receives Legacy Incentive Compensation payments under the development management agreement with the Great Park Venture. As of September 30, 2018, the Management Company had received $58.3 million of the Legacy Incentive Compensation and made distributions in the same amount to the holders of Class B interests. Related party liabilities also includes an obligation to the Operating Company for $14.1 million, representing 12.5% of the Non-

Legacy Incentive Compensation under the development management agreement with the Great Park Venture that the Management Company previously sold to FPC-HF Venture I and that the Operating Company acquired from FPC-HF Venture I in connection with the Contribution and Sale Agreement. This obligation and the Operating Company’s acquired asset are eliminated in the accompanying condensed consolidated balance sheet as of September 30, 2018.
Tournament Players Club at Valencia Golf Course Disposal
In January 2018, the Tournament Players Club at Valencia Golf Course was sold for net cash proceeds of $5.7 million, and the buyer’s assumption of certain liabilities, including certain club membership related liabilities. The Company recognized a gain of $6.7 million as a result of the sale and such gain is included in miscellaneous other income in the condensed consolidated statement of operations for the nine months ended September 30, 2018. The property was operated by the Company as an amenity to the Newhall segment’s fully developed Valencia community and the gain on the sale is included in the Newhall segment’s results for the nine months ended September 30, 2018.
5.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
On May 2, 2016, concurrent with and pursuant to the terms and conditions of the Contribution and Sale Agreement, the Great Park Venture’s limited liability company agreement was amended and restated and the existing interests were split into two classes of interests—“Percentage Interests” and “Legacy Interests.” The pre-Formation Transaction owners of the Great Park Venture retained the Legacy Interests, which entitle them to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests are entitled to receive all other distributions. As of September 30, 2018, the Great Park Venture has made distributions to the holders of Legacy Interests in the aggregate amount of $355.0 million. Pursuant to the Contribution and Sale Agreement, the Operating Company acquired 37.5% of the Percentage Interests in exchange for issuing 17,749,756 Class A Common Units in the Operating Company to an affiliate of Lennar and to FPC-HF Venture I. Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use, master planned community located in Orange County, California. The Company, through its acquisition of the Management Company, has been engaged to manage the planning, development and sale of land at the Great Park Neighborhoods and supervise the day-to-day affairs of the Great Park Venture. The Great Park Venture is managed by the members who hold Percentage Interests. The Company does not control the actions of the Great Park Venture.

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
The following table summarizes the statement of operations of the Great Park Venture for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Land sale revenues	$172,434	$465,416
Cost of land sales	(118,113)	(328,871)
Other costs and expenses	(41,623)	(23,060)
Net income of Great Park Venture	$12,698	$113,485
The Company’s share of net income	$4,762	$42,557
Basis difference amortization	(3,406)	(24,835)
Equity in earnings from Great Park Venture	$1,356	$17,722

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Inventories	$1,034,438	$1,089,513
Cash and cash equivalents	93,761	336,313
Receivable and other assets	35,529	21,778
Total assets	$1,163,728	$1,447,604
Accounts payable and other liabilities	$152,691	$225,588
Redeemable Legacy Interests	209,967	445,000
Capital (Percentage Interest)	801,070	777,016
Total liabilities and capital	$1,163,728	$1,447,604
The Company’s share of capital in Great Park Venture	$300,401	$291,381
Unamortized basis difference	127,513	132,111
The Company’s investment in the Great Park Venture	$427,914	$423,492

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
On August 10, 2017, through its wholly owned subsidiaries, the Gateway Commercial Venture completed the purchase of the Five Point Gateway Campus located in Irvine, California. The purchase price of $443.0 million was funded using capital contributions by the members of the Gateway Commercial Venture and $291.2 million in debt financing. The financing arrangement also provided for an additional $48.0 million to be borrowed for the cost of tenant improvements, leasing expenditures and certain capital expenditures. The debt obtained by the Gateway Commercial Venture is non-recourse to the Company     other than in the case of customary “bad acts” or bankruptcy or insolvency events. In July 2018, the Company made a capital contribution of $8.4 million to the Gateway Commercial Venture. The contribution, which related to funding of tenant improvements, is expected to be distributed back to the Company following completion of the tenant improvements.
The following table summarizes the statement of operations of the Gateway Commercial Venture for the nine months ended September 30, 2018 and for the period from the acquisition date of August 4, 2017 to September 30, 2017 (in thousands):

	Nine Months Ended September 30,	Period from August 4, 2017 to September 30,
	2018	2017
Rental revenues	$19,245	$3,273
Rental operating and other (expenses) income	(3,006)	185
Depreciation and amortization	(8,597)	(2,020)
Interest expense	(7,626)	(1,622)
Net income (loss) of Gateway Commercial Venture	$16	$(184)
Equity in earnings (loss) from Gateway Commercial Venture	$12	$(138)
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Real estate and related intangible assets, net	$458,791	$448,795
Other assets	20,331	7,211
Total assets	$479,122	$456,006
Notes payable, net	$290,097	$286,795
Other liabilities	35,737	27,190
Members’ capital	153,288	142,021
Total liabilities and capital	$479,122	$456,006
The Company’s investment in the Gateway Commercial Venture	$114,966	$106,516

6.    NONCONTROLLING INTERESTS
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company. At September 30, 2018, the Holding Company and its wholly owned subsidiary owned approximately 61.5% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries, and records a noncontrolling interest for the remaining 38.5% of the outstanding Class A Common Units of the Operating Company.
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
During the nine months ended September 30, 2018, the Holding Company increased its ownership interest in the Operating Company as a result of equity transactions related to the Company’s share-based compensation plan and exchanges of Class A Common Units of the Operating Company for Class A common shares. During the nine months ended September 30, 2017, the Holding Company's ownership interest in the Operating Company changed as a result of the Holding Company acquiring Class A Common Units of the Operating Company with the proceeds of the Holding Company's IPO, the sale of Class A Common Units of the Operating Company in a private placement with Lennar, and equity transactions related to the Company's share-based compensation plan.
7.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the tax receivable agreement (“TRA”) related obligation, which was $168.0 million and $152.5 million at September 30, 2018 and December 31, 2017, respectively. The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, Five Point Communities, LP and FPL, all of which have also been determined to be VIEs.
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

As of September 30, 2018, the San Francisco Venture had total combined assets of $1,131.1 million, primarily comprised of $1,119.4 million of inventories, $0.5 million in related party assets and $9.8 million in cash and total combined liabilities of $255.8 million including $169.0 million in related party liabilities and $65.1 million in notes payable.
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
As of September 30, 2018, FP LP and FPL had combined assets of $695.2 million, primarily comprised of $508.7 million of inventories, $97.2 million of intangibles, $52.4 million in related party assets and $1.6 million in cash, and total combined liabilities of $135.1 million, including $125.5 million in accounts payable and other liabilities and $9.6 million in related party liabilities.
As of December 31, 2017, FP LP and FPL had combined assets of $543.5 million, primarily comprised of $361.9 million of inventories, $127.6 million of intangibles, $3.1 million in related party assets and $12.3 million in cash, and total combined liabilities of $131.0 million, including $117.1 million in accounts payable and other liabilities and $9.1 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the nine months ended September 30, 2018 and 2017, respectively, there were no VIEs that were deconsolidated.
8.    INTANGIBLE ASSET, NET—RELATED PARTY
In connection with the Company’s acquisition of the Management Company (see Note 4), the Company acquired an intangible asset related to the contract value of the incentive compensation provisions of the Management Company’s development management agreement with the Great Park Venture.
The carrying amount and accumulated amortization of the intangible asset as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(32,493)	(2,112)
Net book value	$97,212	$127,593

For the three and nine months ended September 30, 2018, the Company recorded $3.7 million and $11.2 million of amortization expense, which is included in the cost of management services in the accompanying condensed consolidated statement of operations, as a result of revenue recognition attributable to incentive compensation. No amortization expense was recorded for the three and nine months ended September 30, 2017.

Additionally, in connection with the transition adjustment recorded for the adoption of ASU No. 2014-09 on January 1, 2018, the Company recorded an increase to accumulated amortization of $19.2 million (see Note 2).
9.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Related Party Assets:
Contract assets (see Note 3)	$47,986	$—
Other	7,063	3,158
	$55,049	$3,158
Related Party Liabilities:
EB-5 loan reimbursements	$102,692	$102,692
Contingent consideration—Mall Venture project property	64,870	64,870
Deferred land sale revenue	—	9,860
Payable to holders of Management Company’s Class B interests	9,000	9,000
Other	2,113	248
	$178,675	$186,670

In June 2018, the Company purchased an indirect interest in rights to certain Legacy Interests in the Great Park Venture that were held by Emile Haddad. At September 30, 2018, the carrying value of the purchased interests was $1.8 million and is included in Other related party assets in the table above.
10.    NOTES PAYABLE, NET
At September 30, 2018 and December 31, 2017, notes payable consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
7.875% Senior Notes due 2025	$500,000	$500,000
Macerich Note	65,130	65,130
Settlement Note	—	5,000
Unamortized debt issuance costs and discount	(8,423)	(9,512)
	$556,707	$560,618

In April 2018, the Company made the final principal payment of $5.0 million on the settlement note.

11.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company and all the holders of Class A units of the San Francisco Venture (as parties to the TRA, the “TRA Parties”). At September 30, 2018 and December 31, 2017, the Company’s condensed consolidated balance sheets include a liability of $168.0 million and $152.5 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) and Section 743 of the Internal Revenue Code of 1986, as amended, to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s directly or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record adjustments to TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Furthermore, the Company may record adjustments to TRA liabilities if and when TRA Parties exchange Class A Common Units of the Operating Company for the Company’s Class A common shares or other equity transactions that impact the Holding Company’s ownership in the Operating Company. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent adjustments to the amount of TRA liabilities recognized.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the nine months ended September 30, 2018 and 2017.
12.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business. The operations of the Company are conducted through the Operating Company and its subsidiaries, and in some cases, the Holding Company will guarantee the performance of the Operating Company or its subsidiaries.
Newhall Ranch Project Approval Settlement
In September 2017, the Company reached a settlement (the “Newhall Settlement”) with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Newhall Ranch’s regulatory approvals and permits. As of September 30, 2018, the Company has a liability balance of $36.5 million associated with certain obligations of the Newhall Settlement. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of September 30, 2018, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $43.3 million with the final payment due in 2026. The Company did not reach a settlement with two local environmental organizations that have pending challenges to certain approvals for Newhall Ranch. See “Legal Proceedings” below.
Agreement Regarding Mall Venture
On May 2, 2016, the Company entered into an agreement with CPHP pursuant to which, upon completion of the Retail Project, CPHP will contribute all of its interests in the Mall Venture Member to the Operating Company in exchange for 2,917,827 Class A Common Units of the Operating Company. Additionally, CPHP will purchase an equal amount of Class B common shares from the Holding Company at a price of $0.00633 per share. If the Company or CPHP fail to achieve certain milestones, including the conveyance to the Mall Venture of the Retail Project Property on or prior to December 31, 2017, subject to certain extensions, Macerich will have the right to terminate the joint venture, require the Company to repay the $65.1 million Macerich Note and to pay 50% of certain termination fees (the remainder would be paid by CPHP). The additional termination fees, in addition to other amounts that are not determinable as of September 30, 2018, include an amount equal to the incurred but unpaid interest on the Macerich Note. The unpaid interest totaled approximately $9.4 million as of September 30, 2018. However, the Company would no longer be obligated to transfer the Retail Project Property to the Retail Project or the CP Parking Parcel to CPHP. Instead, the Company would be obligated to issue 436,498 Class A Common Units of the Operating Company to CPHP, and CPHP would be obligated to purchase an equal number of Class B common shares from the Holding Company at a price of $0.00633 per share. The Retail Project Property had not been conveyed to the Mall Venture as of September 30, 2018. In light of the rapidly evolving retail landscape, the Company and the members of the Mall Venture have been evaluating the viability of the mall at the site, and the Company is currently exploring potential alternative configurations and/or uses for the site. At this time, the development plan for the site and any related impact on the Mall Venture are uncertain.
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
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $73.5 million and $79.9 million as of September 30, 2018 and December 31, 2017, respectively.
Candlestick Point and The San Francisco Shipyard Disposition and Development Agreement
The San Francisco Venture is a party to a disposition and development agreement with the San Francisco Agency in which the San Francisco Agency has agreed to convey portions of Candlestick Point and The San Francisco Shipyard to the San Francisco Venture for development. The San Francisco Venture has agreed to reimburse the San Francisco Agency for reasonable costs and expenses actually incurred and paid by the San Francisco Agency in performing its obligations under the disposition and development agreement. The San Francisco Agency can also earn a return of certain profits generated from the development and sale of Candlestick Point and The San Francisco Shipyard if certain thresholds are met. As of September 30, 2018 the thresholds had not been met.
At September 30, 2018, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.
Letters of Credit
At each of September 30, 2018 and December 31, 2017, the Company had outstanding letters of credit totaling $2.4 million. These letters of credit were issued to secure various development and financial obligations. At each of September 30, 2018 and December 31, 2017, the Company had restricted cash and certificates of deposit of $1.4 million pledged as collateral under certain of the letters of credit agreements.
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
In September 2017, petitioners Center for Biological Diversity, California Native Plant Society, and Wishtoyo Foundation/Ventura Coastkeeper (collectively, “Settling Petitioners”) settled all of their respective claims in the case, leaving only two petitioners, SCOPE and Friends of the Santa Clara River (collectively, “Non-Settling Petitioners”). In October 2017, the two Non-Settling Petitioners objected to CDFW’s June 2017 reapproval of the Newhall Ranch EIR and project. In March 2018, the Supreme Court denied the Non-Settling Petitioners’ petition for review. In July 2018, the trial court entered its judgment at CDFW’s request discharging the trial court’s earlier writ finding that CDFW has complied with the Court’s writ. The time for an appeal of the judgment expired in September 2018 without an appeal being filed.
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
In October 2017, the two Non-Settling Petitioners objected to Los Angeles County’s return to the writs, raising the same issues as to the scope of the trial court’s writ as they raised in the related CDFW action. As requested by the County and the Company, the trial court deferred its ruling on the Non-Settling Petitioners’ objections until the Court of Appeal’s opinion in the related CDFW action had been finalized and that court issued an opinion resolving the Landmark Village and Mission Village appeals as to the scope of the writs. As discussed above, in March 2018, the Supreme Court denied the Non-Settling Petitioners’ petition to review the Court of Appeal’s decision in the CDFW action. Thereafter, in May 2018, the Court of Appeal issued its combined decision in favor of Los Angeles County and the Company on the Landmark Village and Mission Village appeals as to the scope of the writs. Based on the County’s compliance with the writ directives, the trial court issued signed orders discharging the writs in August 2018. The time for an appeal of the judgment expired in October 2018 without an appeal being filed.
Landmark Village/Mission Village
In August 2017, the two Non-Settling Petitioners filed a new petition for writ of mandate in the Superior Court. The petition challenges Los Angeles County’s July 2017 approvals of the Mission Village and Landmark Village environmental analyses and the two projects based on claims arising under CEQA and the California Water Code. The Court held a hearing on the merits of the petition in September 2018. Until a trial court decision has been rendered, the Company cannot predict the outcome of this matter.
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
Hunters Point Litigation

In May 2018, residents of the Bayview Hunters Point neighborhood filed a putative class action in San Francisco Superior Court naming Tetra Tech, Inc. (“Tetra Tech”), Lennar and the Company as defendants. The plaintiffs allege that, among other things, Tetra Tech, an independent contractor hired by the U.S. Navy to conduct testing and remediation of toxic radiological waste at The San Francisco Shipyard, fraudulently misrepresented its test results and remediation efforts. The plaintiffs are seeking damages against Tetra Tech and have requested an injunction to prevent the Company and Lennar from undertaking any development activities at The San Francisco

Shipyard. In June 2018, two construction workers who allegedly engaged in development activities at The San Francisco Shipyard filed a lawsuit in San Francisco Superior Court naming Tetra Tech, Lennar and the Company, among others, as defendants. The plaintiffs allege personal injuries resulting from exposure to contamination at The San Francisco Shipyard and are seeking damages relating to such alleged injuries. Since July 2018, a number of lawsuits have been filed in San Francisco Superior Court on behalf of homeowners in The San Francisco Shipyard, which name Tetra Tech, Lennar, the Company and the Company’s CEO, among others, as defendants. The plaintiffs allege that environmental contamination issues at The San Francisco Shipyard were not properly disclosed to them before they purchased their homes. They also allege that Tetra Tech and other defendants (not including the Company) have created a nuisance at The San Francisco Shipyard under California law. They seek damages as well as certain declaratory relief. The Company believes that it has meritorious defenses to the allegations in all of these cases and may have insurance and indemnification rights against third parties, including related parties, with respect to these claims. Given the preliminary nature of these claims, the Company cannot predict the outcome of these matters.
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
13.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$23,152	$3,158

NONCASH INVESTING AND FINANCING ACTIVITIES:
Recognition of TRA liability	$17,480	$56,216
Liabilities assumed by buyer in connection with sale of golf course operating property	$7,795	$—
Class A common shares issued for redemption of noncontrolling interests	$26,675	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	2018	2017
Cash and cash equivalents	$594,908	$386,855
Restricted cash and certificates of deposit	1,403	2,298
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$596,311	$389,153

Amounts included in restricted cash and certificates of deposit represent amounts held as collateral on open letters of credit related to development obligations or because of other contractual obligations of the Company that require the restriction.

14.    SEGMENT REPORTING
As of and for the three and nine months ended September 30, 2018, the Company’s reportable segments consist of:
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
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of September 30, 2018, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting in the Formation Transactions. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, and management services provided by the Company to the Great Park Venture.
• Commercial—includes Five Point Gateway Campus, an office and research and development campus within the Great Park Neighborhoods, consisting of four newly constructed buildings. Two of the four buildings are leased to one tenant under a 20-year triple net lease which commenced in August 2017. The Company and a subsidiary of Lennar have entered into separate 130-month full service gross leases to occupy a portion of the other two buildings. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture, the entity that owns the Five Point Gateway Campus. As of September 30, 2018, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture.

 Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)		Revenues		Profit (Loss)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Newhall	$1,428	$5,265	$(3,168)	$(6,069)	$5,468	$15,804	$(4,369)	$(19,204)
San Francisco	1,090	2,355	(4,486)	(5,538)	4,952	89,299	(14,165)	(12,565)
Great Park	11,254	462,165	(6,665)	126,195	202,242	477,411	22,800	118,103
Commercial	6,936	3,343	(46)	(114)	20,062	3,343	833	(114)
Total reportable segments	20,708	473,128	(14,365)	114,474	232,724	585,857	5,099	86,220
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(1,421)	(458,236)	10,033	(124,621)	(172,434)	(465,416)	(12,698)	(113,485)
Gateway Commercial Venture (1)	(6,299)	(3,273)	683	184	(19,245)	(3,273)	(16)	184
Add equity in earnings (losses) from unconsolidated entities—
Great Park Venture	—	—	(3,516)	22,963	—	—	1,356	17,722
Gateway Commercial Venture	—	—	(512)	(138)	—	—	12	(138)
Corporate and unallocated (3)	—	—	(14,262)	(23,173)	—	—	(41,292)	(48,227)
Total consolidated balances	$12,988	$11,619	$(21,939)	$(10,311)	$41,045	$117,168	$(47,539)	$(57,724)

Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	September 30, 2018	December 31, 2017
Newhall	$546,728	$444,407
San Francisco	1,131,141	1,123,266
Great Park	1,311,484	1,578,142
Commercial	479,807	456,292
Total reportable segments	3,469,160	3,602,107
Reconciling items:
Removal of unconsolidated balance of Great Park Venture (1)	(1,163,728)	(1,447,604)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(479,122)	(456,006)
Other eliminations (2)	—	(80,890)
Add investment balance in Great Park Venture	427,914	423,492
Add investment balance in Gateway Commercial Venture	114,966	106,516
Corporate and unallocated (3)	589,677	830,740
Total consolidated balances	$2,958,867	$2,978,355

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
15.     SHARE-BASED COMPENSATION
On May 2, 2016, the Board of the Holding Company authorized and approved the Company’s Incentive Award Plan. In doing so, the Board authorized the issuance of up to 8,500,822 Class A common shares of the Holding Company under the Incentive Award Plan. The Incentive Award Plan provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the Incentive Award Plan) and performance share awards. As of September 30, 2018, there were 4,077,493 remaining Class A common shares available for future issuance under the Incentive Award Plan.
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
During the nine months ended September 30, 2018, the Company granted employees and directors 1,724,268 restricted Class A common shares with service vesting terms ranging from one to three years. The fair value of the compensation cost associated with these awards was determined based on the closing market price of the Company’s Class A common shares on each award’s grant date.
The following table summarizes share-based equity compensation activity for the nine months ended September 30, 2018:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	1,085	$18.57
Granted	1,724	$14.81
Forfeited	(105)	$14.83
Vested	(795)	$18.84
Nonvested at September 30, 2018	1,909	$15.27

Share-based compensation expense was $2.7 million and $8.8 million for the three and nine months ended September 30, 2018, respectively and $5.1 million and $13.9 million for the three and nine months ended September 30, 2017, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. Approximately $21.1 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted–average period of 2.1 years from September 30, 2018. The estimated fair value at vesting of share-based awards that vested during the nine months ended September 30, 2018 and September 30, 2017 was $11.6 million and $10.5 million, respectively.
16.    EMPLOYEE BENEFIT PLANS
The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. In 2004, the Retirement Plan was amended to cease future benefit accruals and the Retirement Plan was frozen. For the nine months ended September 30, 2018, the Company contributed $0.2 million to the Retirement Plan. The Company does not anticipate making additional contributions during the year ending December 31, 2018.

The components of net periodic benefit for the three and nine months ended September 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net periodic benefit:
Interest cost	$186	$206	$561	$618
Expected return on plan assets	(263)	(257)	(843)	(771)
Amortization of net actuarial loss	33	28	76	84
Net periodic benefit	$(44)	$(23)	$(206)	$(69)

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
In each of the three months ended September 30, 2018 and 2017, the Company recorded no benefit for income taxes (after application of increases in the Company’s valuation allowance of $2.4 million and $1.8 million, respectively) on pre-tax loss of $21.9 million and $10.3 million, respectively. For each of the nine months ended September 30, 2018 and 2017, the Company recorded no benefit for income taxes (after application of increases in the Company’s valuation allowance of $5.2 million and $9.3 million, respectively) on pre-tax loss of $47.5 million and $57.7 million, respectively. The effective tax rates for the three and nine months ended September 30, 2018 and 2017, differ from the 21% federal statutory rate in 2018 and the 35% federal statutory rate prior to 2018 and applicable state statutory tax rates primarily due to the Company’s valuation allowance on its book losses and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
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
Through the nine months ended September 30, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017. We will continue to make and refine our calculations as additional analysis is completed, and our accounting for the tax effects of the Tax Act will be completed during the one-year measurement period.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments. Other than notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both September 30, 2018 and December 31, 2017. The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At September 30, 2018, the estimated fair value of notes payable, net was $571.3 million compared to a carrying value of $556.7 million. At December 31, 2017, the estimated fair value of notes payable, net was $568.1 million compared to a carrying value of $560.6 million. During the three and nine months ended September 30, 2018 and 2017, the Company had no assets that were measured at fair value on a nonrecurring basis.
Contingent consideration is carried at fair value and is remeasured on a recurring basis. The Company uses level 3 inputs to measure the estimated fair value of the contingent consideration arrangement based on the expected cash flows considering the use of the underlying property subject to the arrangement. The estimated cash flows are affected by estimates and assumptions related to development costs, retail rents, occupancy rates and continuing operating expenses. Other than contingent consideration (see Note 9), the Company had no other assets or liabilities that are required to be remeasured at fair value on a recurring basis at both September 30, 2018 and December 31, 2017.
19.    EARNINGS PER SHARE
The Company uses the two-class method in its computation of earnings per share. Pursuant to the terms of the Holding Company’s Second Amended and Restated Limited Liability Company Agreement, the Class A

common shares and the Class B common shares are entitled to receive distributions at different rates, with each Class B common share receiving 0.03% of the distributions paid on each Class A common share. Under the two-class method, the Company’s net income available to common shareholders is allocated between the two classes of common shares on a fully-distributed basis and reflects residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, the Company determined that both classes share in the Company’s losses, and they share in the losses using the same mechanism as the distributions. No distributions were declared for the three and nine months ended September 30, 2018 and 2017 and the Company operated in a net loss position for the three and nine months ended September 30, 2018 and 2017. As a result, net losses attributable to the parent were allocated to the Class A common shares and Class B common shares in an amount per Class B common share equal to 0.03% multiplied by the amount per Class A common share. Basic loss per Class A common share is determined by dividing net loss allocated to Class A Common shareholders by the weighted average number of Class A common shares outstanding for the period. Basic loss per Class B common share is determined by dividing net loss allocated to the Class B common shares by the weighted average number of Class B common shares outstanding during the period.
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

The following table summarizes the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2018 and 2017 (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to the Company	$(10,019)	$(4,467)	$(20,411)	$(22,092)
Adjustments to net loss attributable to the Company	63	(28)	227	(752)
Net loss attributable to common shareholders	$(9,956)	$(4,495)	$(20,184)	$(22,844)
Numerator—basic common shares:
Numerator for basic net loss available to Class A common shareholders	$(9,952)	$(4,493)	$(20,176)	$(22,833)
Numerator for basic net loss available to Class B common shareholders	$(4)	$(2)	$(8)	$(10)
Numerator—diluted common shares:
Net loss attributable to common shareholders	$(9,956)	$(4,495)	$(20,184)	$(22,844)
Reallocation of loss to Company upon assumed exchange of units	$—	$—	$(27,354)	$—
Numerator for diluted net loss available to Class A common shareholders	$(9,952)	$(4,493)	$(47,520)	$(22,833)
Numerator for diluted net loss available to Class B common shareholders	$(4)	$(2)	$(18)	$(10)
Denominator:
Basic weighted average Class A common shares outstanding	65,740,931	62,946,348	64,736,942	51,024,766
Diluted weighted average Class A common shares outstanding	65,740,931	62,946,348	144,872,638	51,024,766
Basic and diluted weighted average Class B common shares outstanding	79,145,487	81,463,433	80,111,663	77,944,525
Basic loss per share:
Class A common shares	$(0.15)	$(0.07)	$(0.31)	$(0.45)
Class B common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share:
Class A common shares	$(0.15)	$(0.07)	$(0.33)	$(0.45)
Class B common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Anti-dilutive potential RSUs	72,579	688,692	72,579	688,692
Anti-dilutive potential Restricted Shares (weighted average)	1,853,308	396,028	1,810,551	375,644
Anti-dilutive potential Class A common shares (weighted average)	79,169,230	81,487,871	—	77,967,908
Anti-dilutive potential Class B common shares (weighted average)	2,917,827	2,917,827	2,917,827	2,917,827

20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.6 million at September 30, 2018 and $2.5 million at December 31, 2017, net of tax benefits of $0.7 million for both periods. At both September 30, 2018 and December 31, 2017, the Company held a full valuation allowance of $0.7 million related to the accumulated tax benefits. Accumulated other comprehensive loss of $1.6 million and $1.8 million is included in noncontrolling interests at September 30, 2018 and December 31, 2017, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $46,000 and $47,000, net of taxes, for the nine months ended September 30, 2018, and 2017, respectively and are included in other miscellaneous income in the accompanying condensed consolidated statements of operations.

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
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). On October 1, 2017, we converted the operating company from a Delaware limited liability company to a Delaware limited partnership. We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of September 30, 2018, approximately 61.5% of the operating company. The operating company directly or indirectly owns equity interests in: (1) Five Point Land, LLC (“FPL”), which owns The Newhall Land & Farming Company, a California limited partnership, and is developing Newhall Ranch; (2) The Shipyard Communities, LLC (the “San Francisco Venture”), which is developing Candlestick Point and The San Francisco Shipyard; (3) Heritage Fields LLC (the “Great Park Venture”), which is developing Great Park Neighborhoods; (4) Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which have historically managed the development of Great Park Neighborhoods and Newhall Ranch; and (5) Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), which owns the Five Point Gateway Campus. The operating company consolidates and controls the management of all of these entities except for the Great Park Venture and the Gateway Commercial Venture. The operating company owns a 37.5% percentage interest in the Great Park Venture, and a 75% interest in the Gateway Commercial Venture and accounts for its interest using the equity method. The management company performs development management services for the Great Park Venture and property management services for the Gateway Commercial Venture.

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
The following table summarizes our consolidated historical results of operations for the three months and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$70	$2,655	$122	$7,859
Land sales—related party	225	693	667	85,551
Management services—related party	11,159	5,466	34,366	16,417
Operating properties	1,534	2,805	5,890	7,341
Total revenues	12,988	11,619	41,045	117,168
Costs and expenses
Land sales	90	1,641	180	83,755
Management services	6,684	2,572	20,536	7,878
Operating properties	1,027	3,115	4,524	8,307
Selling, general, and administrative	26,220	37,450	83,831	92,605
Total costs and expenses	34,021	44,778	109,071	192,545
Other income
Adjustment to payable pursuant to tax receivable agreement	—	—	1,928	—
Interest income	3,062	—	8,719	—
Miscellaneous	60	23	8,472	69
Total other income	3,122	23	19,119	69
Equity in (loss) earnings from unconsolidated entities	(4,028)	22,825	1,368	17,584
Loss before income tax benefit	(21,939)	(10,311)	(47,539)	(57,724)
Income tax benefit	—	—	—	—
Net loss	(21,939)	(10,311)	(47,539)	(57,724)
Less net loss attributable to noncontrolling interests	(11,920)	(5,844)	(27,128)	(35,632)
Net loss attributable to the company	$(10,019)	$(4,467)	$(20,411)	$(22,092)

Three Months Ended September 30, 2018 and 2017
Revenues. Revenues increased by $1.4 million, or 11.8%, to $13.0 million for the three months ended September 30, 2018, from $11.6 million for the three months ended September 30, 2017. We had no land sales during the three months ended September 30, 2018, and we recognized minimal miscellaneous land sale revenues during the period in comparison to approximately $3.3 million of miscellaneous land sale revenues recognized for the three months ended September 30, 2017. Miscellaneous land sale revenues in 2017 included the recognition of deferred revenues, profit participation and other builder fees from both related and third party transactions at our Newhall segment. Offsetting this decrease in land sale revenues was an increase in management services revenue at our Great Park segment as a result of a change to how we account for the recognition of certain variable management fees under the new revenue recognition guidance.
Cost of management services. Cost of management services increased by $4.1 million, or 159.9%, to $6.7 million for the three months ended September 30, 2018, from $2.6 million for the three months ended September 30, 2017. The increase was primarily due to intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $11.2 million, or 30.0%, to $26.2 million for the three months ended September 30, 2018, from $37.5 million for the three months ended September 30, 2017. The decrease is mainly attributable to a decrease in share-based compensation expense and decreased expenses incurred at our Newhall segment.
Other income. Other income for the three months ended September 30, 2018 consisted primarily of interest income earned on our cash and cash equivalents during the three month period.
Equity in (loss) earnings from unconsolidated entities. Equity in earnings from unconsolidated entities decreased to a loss of $4.0 million for the three months ended September 30, 2018, from an earnings of $22.8 million for the three months ended September 30, 2017. The decrease was primarily due to revenue from land sales at our Great Park segment for the three months ended September 30, 2017 compared to no land sales for the same period in 2018.
Income tax benefit. Pre-tax losses of $21.9 million for the three months ended September 30, 2018 resulted in a deferred tax benefit and an increase in our net deferred tax asset of $2.4 million. However, offsetting the deferred tax benefit and the net deferred tax asset was an increase to our deferred tax asset valuation allowance of $2.4 million. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at September 30, 2018 it is more likely than not that such net deferred tax assets will not be realized. Pre-tax losses for the three months ended September 30, 2017 of $10.3 million resulted in a deferred tax benefit and an increase in our net deferred tax asset of $1.8 million, both of which were offset by an increase in our deferred tax asset valuation allowance of $1.8 million. Our effective tax rate, before changes in valuation allowance, decreased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the effect of the federal rate change included in the Tax Cuts and Jobs Act of 2017 that was enacted in December 2017.
Nine Months Ended September 30, 2018 and 2017
Revenues. Revenues decreased by $76.1 million, or 65.0%, to $41.0 million for the nine months ended September 30, 2018, from $117.2 million for the nine months ended September 30, 2017. The difference in revenue was primarily due to a land sale of 3.6 acres planned for construction of up to 390 for-sale homesites to a related party at our San Francisco segment in January 2017. Offsetting this decrease was an increase in management services revenue at our Great Park segment as a result of a change to how we account for the recognition of certain variable management fees under the new revenue recognition guidance.

Cost of Land Sales. The higher cost of land sales for the nine months ended September 30, 2017 was primarily due to the land sale at our San Francisco segment.
Cost of management services. Cost of management services increased by $12.7 million, or 160.7%, to $20.5 million for the nine months ended September 30, 2018, from $7.9 million for the nine months ended September 30, 2017. The increase was primarily due to intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $8.8 million, or 9.5%, to $83.8 million for the nine months ended September 30, 2018, from $92.6 million for the nine months ended September 30, 2017. The decrease is mainly due to lower expenses incurred at our Newhall segment.
Other income. Other income for the nine months ended September 30, 2018 consisted primarily of a $6.7 million gain on the sale of an operating asset at our Newhall segment in addition to interest income earned on our cash and cash equivalents.
Equity in (loss) earnings from unconsolidated entity. Equity in loss from unconsolidated entities decreased to $1.4 million for the nine months ended September 30, 2018, from an earnings of $17.6 million for the nine months ended September 30, 2017. The decrease was primarily due to revenue from land sales at our Great Park segment during the nine months ended September 30, 2017 compared to the same period in 2018.
Income tax benefit. At December 31, 2017, we carried a deferred tax asset valuation allowance of $7.9 million against a net deferred tax asset of the same amount. Pre-tax losses of $47.5 million for the nine months ended September 30, 2018 resulted in a deferred tax benefit and an increase to the net deferred tax asset of $5.2 million. However, offsetting the deferred tax benefit and the net deferred tax asset was an increase to our deferred tax asset valuation allowance of $5.2 million. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at September 30, 2018 it is more likely than not that such net deferred tax assets will not be realized. Pre-tax losses for the nine months ended September 30, 2017 of $57.7 million resulted in a deferred tax benefit and an increase in our net deferred tax asset of $9.3 million, both of which were offset by an increase in our deferred tax asset valuation allowance of $9.3 million. Our effective tax rate, before changes in valuation allowance, decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the effect of the federal rate change enacted as part of the Tax Cuts and Jobs Act of 2017 that was enacted in December 2017.
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
The following table summarizes the results of operations of our Newhall segment for the three months and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$70	$2,655	$122	$7,859
Land sales—related party	4	109	4	962
Operating properties	1,354	2,501	5,342	6,983
Total revenues	1,428	5,265	5,468	15,804
Costs and expenses
Land sales	14	1,197	104	3,166
Operating properties	1,027	3,115	4,524	8,307
Selling, general, and administrative	3,615	7,045	12,131	23,604
Total costs and expenses	4,656	11,357	16,759	35,077
Other income	60	23	6,922	69
Segment loss	$(3,168)	$(6,069)	$(4,369)	$(19,204)
Three Months Ended September 30, 2018 and 2017
Land sale revenues. Revenues for the three months ended September 30, 2017 were primarily due to miscellaneous land sale revenue recognition, which includes the recognition of deferred revenues, profit participation and collection of various builder fees.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $3.4 million, or 48.7%, to $3.6 million for the three months ended September 30, 2018, from $7.0 million for the three months ended September 30, 2017. This decrease was primarily due to decreased legal and consulting expenses incurred during the three months ended September 30, 2018 compared to 2017. See Note 12 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of legal proceedings.
Nine Months Ended September 30, 2018 and 2017

Land sale revenues. Revenues for the nine months ended September 30, 2017 were primarily due to miscellaneous land sale revenue recognition, which includes the recognition of deferred revenues, profit participation and collection of various builder fees.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $11.5 million, or 48.6%, to $12.1 million for the nine months ended September 30, 2018, from $23.6 million for the nine months ended September 30, 2017. This decrease was primarily due to decreased legal and consulting expenses incurred in 2018 compared to 2017 related to certain legal proceedings. See Note 12 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of legal proceedings.
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
At The San Francisco Shipyard, approximately 408 acres are still owned by the U.S. Navy and will not be conveyed to us until the U.S. Navy satisfactorily completes its finding of suitability to transfer, or “FOST,” process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Based on our discussions with the U.S. Navy, we had previously expected the U.S. Navy to deliver this property between 2019 and 2022. However, allegations that Tetra Tech, Inc. (“Tetra Tech”), a contractor hired by the U.S. Navy, misrepresented its sampling results at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, criminal proceedings and lawsuits related to the actions of the former employees of the independent contractor, and a determination by the U.S. Navy and other regulatory agencies to undertake additional sampling. As part of the 2018 Congressional spending bill, the U.S. Department of Defense allocated $36 million to help fund resampling efforts at The San Francisco Shipyard. An additional $60.4 million to fund resampling efforts was approved as part of a 2019 military construction spending bill. These activities could further delay the remaining land transfers from the U.S. Navy, or lead to additional legal claims or government investigations, all of which could in turn delay or impede our future development of such parcels. Our development plans were designed with the flexibility to adjust for potential land transfer delays, and we have the ability to shift the phasing of our development activities to account for potential delays caused by U.S. Navy retesting, but there can be no assurance that these matters and other related matters that may arise in the future will not materially impact our development plans.
We have been, and may in the future be, named as a defendant in lawsuits seeking damages and other relief arising out of alleged contamination at The San Francisco Shipyard and Tetra Tech’s alleged misrepresentations of related sampling work. See Note 12 to our condensed consolidated financial statements included under Part I, Item 1 of this report. Given the preliminary nature of the claims to date, the Company cannot predict the outcome of these matters.
The following table summarizes the results of operations of our San Francisco segment for the three months and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$221	$584	$663	$84,589
Operating property	180	304	548	358
Management services—related party	689	1,467	3,741	4,352
Total revenues	1,090	2,355	4,952	89,299
Costs and expenses
Land sales	76	444	76	80,589
Management services	219	183	830	503
Selling, general, and administrative	5,281	7,266	18,211	20,772
Total costs and expenses	5,576	7,893	19,117	101,864
Segment loss	$(4,486)	$(5,538)	$(14,165)	$(12,565)

Three Months Ended September 30, 2018 and 2017
Revenues. The decrease in revenues for the three months ended September 30, 2018 was mainly attributable to an amendment to our agreement with an affiliate of Lennar, which reduced the fees and the scope of management services that we provide with respect to the Treasure Island community. The amended agreement is expected to expire in December 2018.
Nine Months Ended September 30, 2018 and 2017
Land sales revenue—related party. Land sales revenues decreased by $83.9 million, or 99.2%, to $0.7 million for the nine months ended September 30, 2018, from $84.6 million for the nine months ended September 30,

2017. The decrease was primarily due to the recognition of revenues in 2017 from a sale to a related party for real estate within the Candlestick Point and The San Francisco Shipyard communities. The sale closed in January 2017, resulting in gross proceeds of $91.4 million on 3.6 acres planned for construction of up to 390 for-sale homesites. As of September 30, 2017, we had deferred $9.9 million in revenue related to the sale. In transitioning to the new revenue recognition guidance, we determined that we transferred control of the land in connection with the 2017 land sale at the time of the sale, and we recognized $9.9 million in deferred revenues, and the associated inventory relief, directly to capital on January 1, 2018. Additionally, under the new revenue guidance, the recognition of variable consideration from land sale contracts in the form of revenue or profit participation and marketing fees received from homebuilders, which historically have been recognized as revenue in the period in which the contingencies associated with the amount and timing of the consideration were resolved, is now recognized at the time of land sale in an amount we expect to be entitled to receive in revenue. At the transition date, our San Francisco segment recognized a contract asset of $7.0 million representing a variable cash consideration component of the transaction price for the sale that closed in January 2017. In the third quarter of 2018, after receiving the necessary government approvals, the related party customer transferred to us entitlements for the right to construct 172 homesites and 71,000 square feet of retail space at the Candlestick Point and The San Francisco Shipyard communities. As a result of receiving these entitlements, the transaction price components changed, and we relinquished our rights to receive the variable cash consideration. The total transaction price did not change as a result of the changes to the consideration components. The cost of land sales for the nine months ended September 30, 2017 is primarily related to the land sale to the related party.
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
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests are entitled to receive priority distributions in an amount up to $565.0 million, and holders of percentage interests are entitled to all other distributions. As of October 31, 2018, aggregate distributions to holders of legacy interests totaled $355.0 million. See Note 5 to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional discussion of distribution priorities at the Great Park Venture.

The following table summarizes the results of operations of our Great Park segment for the three months and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$485	$457,516	$171,061	$461,710
Land sales—related party	936	720	1,373	3,706
Management services—related party	9,833	3,929	29,808	11,995
Total revenues	11,254	462,165	202,242	477,411
Costs and expenses
Land sales	—	325,678	118,113	328,871
Management services	6,465	2,389	19,706	7,375
Selling, general, and administrative	9,365	6,364	26,157	18,444
Management fees—related party	2,594	1,539	17,858	4,618
Total costs and expenses	18,424	335,970	181,834	359,308
Interest income	505	—	2,392	—
Segment (loss) income	$(6,665)	$126,195	$22,800	$118,103
Three Months Ended September 30, 2018 and 2017
Land sale revenues. Land sale revenues decreased by $457.0 million to $0.5 million for the three months ended September 30, 2018, from $457.5 million for the three months ended September 30, 2017 primarily due to land sales to eight homebuilders for an aggregate of 1,007 homesites on approximately 103 acres, resulting in gross proceeds of $474.8 million, that occurred during the three months ended September 30, 2017. During the three months ended September 30, 2018, land sale revenues included changes in estimates of variable consideration from those amounts previously recorded by the Great Park Venture in accordance with the application of the new revenue guidance.
Management services revenue—related party. The management company has an agreement to provide development management services to the Great Park Venture. Under this agreement, the management company receives a base management fee, reimbursement for certain defined project team costs and the right to receive certain variable incentive compensation upon the achievement of certain milestones. The new revenue guidance primarily impacted our recognition of variable incentive compensation consideration. Previously, revenue was recognized when contingencies associated with the amount and timing of the consideration were resolved. Under the new guidance, estimates of the amount of variable consideration that we expect to be entitled to receive as revenue are recognized over time as management services are provided. Upon transitioning to the new guidance, we adjusted our opening balance sheet on January 1, 2018 to reflect a contract asset of $29.4 million representing the cumulative amount of consideration we expect to be entitled to receive for services provided through the transition date. We include this contract asset in related party assets on our consolidated balance sheet. During the three months ended September 30, 2018, management services revenue—related party included $5.5 million in revenues attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture for services provided during the period. Correspondingly, our contract asset also increased by $5.5 million during the three months ended September 30, 2018. The base management fee and reimbursement of certain defined project costs of $4.3 million recognized during the three months ended September 30, 2018 remained relatively consistent compared to the $3.9 million recognized during the same period in 2017.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense, if any, related to the intangible asset attributed to the incentive compensation provisions of the development management agreement with the Great Park Venture. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses and are reported in selling, general, and administrative costs in the consolidated statement of operations. During the three months ended September 30, 2018, management services costs and expenses increased compared to 2017 primarily as a result of amortization expense related to the intangible asset.
Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs and project team and other administrative costs that are reimbursed to the management company per the terms of the development management agreement. Selling, general, and administrative costs increased by $3.0 million, to $9.4 million for the three months ended September 30, 2018, from $6.4 million for the three months ended September 30, 2017. The higher expense during the three months ended September 30, 2018 is primarily due to increased marketing activities in connection with active neighborhoods at the Great Park Neighborhoods.
Management fees—related party. Management fees increased by $1.1 million, to $2.6 million for the three months ended September 30, 2018, from $1.5 million for the three months ended September 30, 2017. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. The increase is primarily due to $1.0 million of accrued incentive compensation expense in addition to the base development management fees that were included in the three months ended September 30, 2018. Only base development management fees were incurred during the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 and 2017
Land sale revenues. Land sale revenues decreased by $290.6 million to $171.1 million for the nine months ended September 30, 2018 from $461.7 million for the nine months ended September 30, 2017. Land sales during the nine months ended September 30, 2017 included revenue recognition from the sale of 1,007 home sites on approximately 103 acres, resulting in gross proceeds of $474.8 million. Land sales during the nine months ended September 30, 2018, include revenue recognized from the sale of 536 home sites on approximately 33 acres, with initial gross proceeds from the base price of $166.0 million. Revenues from the 2018 sale also include approximately $4.0 million as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. Land sale revenues also included changes in estimates of variable consideration from those amounts previously recorded by the Great Park Venture in accordance with the application of the new revenue guidance.
Management services revenue—related party. During the nine months ended September 30, 2018, we recognized $16.5 million in revenues and an increase to our contract asset attributed to the incentive compensation provisions of the development management agreement with the Great Park Venture for services provided during the period. We also recognized $13.3 million in revenues attributable to the base management fee and reimbursement of certain defined project costs during the nine months ended September 30, 2018 compared to $12.0 million recognized during the same period in 2017.

Management services costs and expenses. During the nine months ended September 30, 2018, management services costs and expenses increased compared to 2017 primarily as a result of amortization expense related to the intangible asset of $11.2 million in 2018 and no amortization expense incurred in 2017.
Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs and project team and other administrative costs that are reimbursed to the management company per the terms of the development management agreement. Selling, general, and administrative costs increased by $7.7 million, to $26.2 million for the nine months ended September 30, 2018, from $18.4 million for the nine months ended September 30, 2017. The higher expense during the nine months ended September 30, 2018 is primarily due to increased marketing activities in connection with active neighborhoods at the Great Park Neighborhoods.
Management fees—related party. Management fees increased by $13.2 million, to $17.9 million for the nine months ended September 30, 2018, from $4.6 million for the nine months ended September 30, 2017. The increase is primarily due to accrued incentive compensation expense in addition to the base development management fee included in the nine months ended September 30, 2018. Only base development management fees were incurred during the nine months ended September 30, 2017.
The table below reconciles the Great Park segment results to the equity in (loss) earnings from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Segment net (loss) income from operations	$(6,665)	$126,195	$22,800	$118,103
Less net income of management company attributed to the Great Park segment	3,368	1,574	10,102	4,618
Net (loss) income of Great Park Venture	(10,033)	124,621	12,698	113,485
The Company’s share of net (loss) income of the Great Park Venture	(3,762)	46,733	4,762	42,557
Basis difference accretion (amortization)	246	(23,770)	(3,406)	(24,835)
Equity in (loss) earnings from the Great Park Venture	$(3,516)	$22,963	$1,356	$17,722

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
The following table summarizes the results of operations of our Commercial segment for the three months and nine months ended September 30, 2018. We have not presented results for the period from August 4, 2017 to September 30, 2017 (approximately two months) as the period does not provide a meaningful comparison to the corresponding three and nine months ended September 30, 2018.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
	(in thousands)
Statement of Operations Data
Revenues
Rental and related income	$6,299	$19,245
Property management fees	637	817
Total revenues	6,936	20,062
Costs and expenses
Rental operating expenses	1,106	2,773
Other expenses	5,876	16,456
Total costs and expenses	6,982	19,229
Segment (loss) income	$(46)	$833
For the three and nine months ended September 30, 2018, our Commercial segment recognized $6.9 million and $20.1 million in revenues, respectively, from the triple net lease with Broadcom and our property management services. Expenses were mostly comprised of depreciation, amortization and interest expense totaling $5.8 million and $16.2 million for the three and nine months ended September 30, 2018. Our segment net loss was approximately $46,000 and segment net income was $0.8 million for the three and nine months ended September 30, 2018, respectively. Our share of equity in loss from the Gateway Commercial Venture totaled $0.5 million for the three months ended September 30, 2018 and our share of equity in earnings totaled approximately $12,000 for the nine months ended September 30, 2018.

The table below reconciles the Commercial segment results to the equity in (loss) earnings from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018. We have not presented results for the period from August 4, 2017 to September 30, 2017 (approximately two months) as the period does not provide a meaningful comparison to the corresponding three and nine months ended September 30, 2018.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
	(in thousands)
Segment net (loss) income from operations	$(46)	$833
Less net income of management company attributed to the Commercial segment	637	817
Net (loss) income of Gateway Commercial Venture	(683)	16
Equity in (loss) earnings from the Gateway Commercial Venture	$(512)	$12
Financial Condition, Liquidity and Capital Resources
As of September 30, 2018, we had $594.9 million of consolidated cash and cash equivalents, compared to $848.5 million at December 31, 2017. As of September 30, 2018, no funds have been drawn on the Company’s $125.0 million revolving credit facility. However, letters of credit of $1.0 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.0 million.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Newhall Ranch and the Candlestick Point and The San Francisco Shipyard communities. The development stages of our master-planned communities continue to require significant cash outlays on both a short-term and long-term basis. While we expect land sales at Newhall Ranch to begin in late 2019, the Candlestick Point and The San Francisco Shipyard communities are not expected to generate significant liquidity within the next 12 months. We expect to meet our cash requirements for at least the next 12 months with available cash and collection of management fees under our various management agreements.
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

Summary of Cash Flows
The following table outlines the primary components of our cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Operating activities	$(239,707)	$(29,163)
Investing activities	(3,796)	(56,710)
Financing activities	(10,131)	410,379

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
Net cash used in operating activities increased by $210.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to $91.2 million in net proceeds received upon closing escrow for the land sale at the San Francisco Venture that offset net cash used for operating activities during the nine months ended September 30, 2017. Additionally, during the nine months ended September 30, 2018 net cash used in operating activities included increased spending on land development activities at our Newhall segment and a payment of $18.9 million for interest due on our senior notes.
Cash Flows from Investing Activities. Net cash used in investing activities was $3.8 million for the nine months ended September 30, 2018, a decrease of $52.9 million compared to the net cash used in investing activities of $56.7 million for the nine months ended September 30, 2017.
For the nine months ended September 30, 2018, net proceeds from the sale of the Newhall segment’s golf course operating property were $5.7 million. Additionally, we used $1.8 million of cash to acquire an indirect interest in rights to certain legacy interests in the Great Park Venture that were held by our CEO, Mr. Emile Haddad. We expect to receive distributions of approximately $2.8 million with respect to such legacy interest as the Great Park Venture makes the remaining priority distributions to the holders of legacy interests. We also made a capital contribution of $8.4 million to the Gateway Commercial Venture. The contribution, which related to funding of tenant improvements, is expected to be distributed back to the Company following completion of the tenant improvements. During the nine months ended September 30, 2017, we had net proceeds from purchases and maturities of investments in marketable securities of $20.0 million, and received proceeds of $30.0 million from the prior owners of the San Francisco Venture under the final installment of the $120.0 million capital commitment given in connection with the formation transactions. Offsetting these net proceeds was the initial contribution of $106.5 million to the Gateway Commercial Venture.
Cash Flows from Financing Activities. Net cash used in financing activities was $10.1 million for the nine months ended September 30, 2018 compared to $410.4 million net cash provided by financing activities for the nine months ended September 30, 2017. In May 2017, we received aggregate proceeds of $419.7 million, net of underwriting discounts of $18.4 million, upon the closing of the Company's IPO and concurrent private placement. We used $5.1 million and $6.5 million during the nine months ended September 30, 2018 and 2017, respectively, to net settle certain share-based compensation awards with employees for tax withholding purposes. Additionally, during the nine months ended September 30, 2018, we made the final principal payment of $5.0 million on a settlement note.

Changes in Capital Structure
During the nine months ended September 30, 2018, our ownership percentage in the operating company increased to 61.5%, primarily due to the operating company issuing us additional Class A Common Units in connection with our issuance of Class A common shares under our share-based compensation plan and to our issuance of approximately 2.3 million Class A common shares in exchange for an equal number of Class A Common Units of the operating company tendered for redemption.
Contractual Obligations and Commitments
Our contractual obligations have not changed materially from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We are committed under various letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $2.4 million at each of September 30, 2018 and December 31, 2017. At each of September 30, 2018 and December 31, 2017, we had $1.4 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of September 30, 2018, we were using approximately $1.0 million in capacity under the revolving credit facility to support LOCs. Additionally, in the ordinary course of business and as a part of the entitlement and development process, we are required to provide performance bonds to ensure completion of certain development obligations. We had outstanding performance bonds of $73.5 million as of September 30, 2018.
In April 2018, Lennar replaced a guaranty that the San Francisco Venture had given to the San Francisco Agency for $5.5 million. At September 30, 2018, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.
Critical Accounting Policies
Other than with respect to revenue recognition, there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2018 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The adoption of the new revenue guidance on January 1, 2018 has increased the significance of judgments related to the amount of variable consideration we include in the transaction price for contracts with customers and the amount we recognize as revenue before the contingency is resolved. In addition to the information below, see Note 2 and Note 3 to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional information on revenue recognition.
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
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of September 30, 2018.
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
As of September 30, 2018, we had outstanding consolidated indebtedness of $556.7 million, $65.1 million of which bears interest based on floating interest rates. If the relevant rates used to determine the interest rates on this floating rate indebtedness were to increase (or decrease) by 100 basis points, the interest expense would increase (or decrease) by approximately $0.7 million annually.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2018.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.     Defaults Upon Senior Securities
None

ITEM 4.    Mine Safety Disclosures
Not Applicable

ITEM 5.     Other Information
None

ITEM 6.     Exhibits

Exhibit	Exhibit Description

10.1
Third Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated as of August 10, 2018, by and between CP Development Co., LLC and the Successor Agency to the Redevelopment Agency of the City and County of San Francisco (Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2018 is incorporated herein by this reference).

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

Date: November 13, 2018