Form 10-K
period 2018-12-31
Five Point Holdings, LLC
filed 2019-03-14
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38088
Five Point Holdings, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-0599397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15131 Alton Parkway, Suite 400 Irvine, California (Address of Principal Executive Offices)	92618 (Zip code)
(949) 349-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Class A common shares	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common shares held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was approximately $646.0 million.
As of February 28, 2019, 68,746,555 Class A common shares and 79,275,234 Class B common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018.

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

•
“formation transactions” refers to the transactions effected on May 2, 2016, in which, among other things, (1) we acquired an interest in, and became the managing member of, the San Francisco Venture, (2) the limited liability company agreement of the San Francisco Venture was amended and restated to provide for the possible future exchange of the remaining interests in the San Francisco Venture for interests in our operating company, (3) we acquired a 37.5% percentage interest in the Great Park Venture, and became the administrative member of the Great Park Venture, and (4) we acquired the management company. See “Part I, Item 1. Business—Structure and Formation of Our Company”;

•	“FP LP” refers to Five Point Communities, LP, a Delaware limited partnership;

•
“FP LP Class B partnership interests” or “Class B partnership interests in FP LP” refer to partnership interests in FP LP owned by Lennar and FPC-HF that are entitled to receive distributions equal to the amount of any incentive compensation payments under the amended and restated development management agreement that are attributable to payments on legacy interests in the Great Park Venture;

•	“FP Inc.” refers to Five Point Communities Management, Inc., a Delaware corporation, which is the general partner of, and owns a 0.5% Class A limited partnership interest in, FP LP;

•
“FPC-HF” refers to FPC-HF Venture I, LLC, a Delaware limited liability company, which is owned, directly or indirectly, by an affiliate of Castlelake, an affiliate of Lennar and certain employees of the management company;

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

•

•	“Gateway Commercial Venture” refers to Five Point Office Venture Holdings I, LLC, a Delaware limited liability company, which owns the Five Point Gateway Campus;

•	“Great Park Venture” refers to Heritage Fields LLC, a Delaware limited liability company, which is developing Great Park Neighborhoods;

•	“homes” includes single-family detached homes, single-family attached homes and apartments for rent;

•	“homesite” refers to a residential lot or a portion thereof on which a home will be built;

•
“legacy interests” refers to membership interests in the Great Park Venture, which are currently held by the entities that owned the Great Park Venture immediately prior to the formation transactions, and entitle them to receive priority distributions from the Great Park Venture in an aggregate amount equal to $565 million ($355 million of which has been paid);

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

•
“our communities” refers to the communities that we are developing, including Newhall Ranch in Los Angeles County, Candlestick Point and The San Francisco Shipyard in the City of San Francisco, and Great Park Neighborhoods in Orange County, but excluding the Treasure Island community in the City of San Francisco and the Concord community in the San Francisco Bay Area, for which we are or have provided development management services, but in which we do not own any interest.

•
“percentage interests” refers to membership interests in the Great Park Venture that entitle the holders to receive all distributions from the Great Park Venture after priority distributions have been paid to the holders of the legacy interests in the Great Park Venture;

•	“San Francisco Agency” refers to the Office of Community Investment and Infrastructure, the successor to the Redevelopment Agency of the City and County of San Francisco;

•	“San Francisco Venture” refers to The Shipyard Communities, LLC, a Delaware limited liability company, which is developing Candlestick Point and The San Francisco Shipyard; and

•
“San Francisco Venture transactions” refers to the transactions effected on May 2, 2016, in which the San Francisco Venture agreed to transfer certain assets and liabilities to the Lennar-CL Venture. See “Part I, Item 1. Business—Our Communities—Candlestick Point and The San Francisco Shipyard.”

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

Structure and Formation of Our Company

In 2009, our company was formed as a limited liability company (under the name “Newhall Holding Company, LLC”) to acquire ownership of Newhall Land & Farming. Our management company was originally formed in 2009 as a joint venture between our Chairman and Chief Executive Officer, Emile Haddad, and Lennar Corporation to manage the properties owned by Newhall Land & Farming and to pursue similar development opportunities. Our management team was an integral part of the team in charge of developing and implementing land strategies on the west coast for Lennar prior to the formation of our management company. Key members of our management team have led the acquisition, entitlement, planning and development of all three of our communities since their inception. Our management team also has long-standing relationships with our principal equityholders, including Lennar.

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

Five Point Holdings, LLC
Limited Partner
Managing
General Partner
Five Point Opco GP, LLC
Five Point Operating Company, LP
(1)
Manager
100% Class B (2)
100% (3)
Administrative
Member
37.5% (4)
Manager
75% (5)
San Francisco Venture
FPL and Newhall Subsidiaries
Great Park Venture
Gateway Commercial Venture
Candlestick Point
and The San
Francisco Shipyard
Newhall Ranch
Great Park
Neighborhoods
Five Point
Gateway Campus

(1) Through a wholly owned subsidiary, we serve as sole managing general partner of the operating company and, as of December 31, 2018, we owned approximately 61.7% of the outstanding Class A units of the operating company. We conduct all of our businesses in or through the operating company, which owns, directly or indirectly, equity interests in, and controls the management of, FPL, the San Francisco Venture and the management company. Class A units of the operating company can be exchanged, on a one-for-one basis, for our Class A common shares, subject to certain holding periods. Based on the closing price of our Class A common shares on February 28, 2019, our market capitalization on a fully exchanged basis was approximately $1.2 billion.
(2) The operating company owns all of the outstanding Class B units of the San Francisco Venture. The Class A units of the San Francisco Venture, which the operating company does not own, are intended to be substantially economically equivalent to Class A units of the operating company. As the holder of all outstanding Class B units, the operating company is entitled to receive 99% of available cash from the San Francisco Venture after the holders of Class A units have received distributions equivalent to the distributions, if any, paid on Class A units of the operating company. Class A units of the San Francisco Venture can be exchanged, on a one-for-one basis, for Class A units of the operating company.
(3) We hold our interest in FPL directly and indirectly through the operating company and the management company.
(4) Through a wholly owned subsidiary, the operating company owns a 37.5% percentage interest in the Great Park Venture. Holders of legacy interests in the Great Park Venture are entitled to receive priority distributions in an amount equal to $565.0 million, of which $355.0 million has been distributed as of December 31, 2018. We are the administrative member of the Great Park Venture. Management of the venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. We have two votes, and the other three voting members each have one vote, so we are unable to approve any major decision without the consent or approval of at least two of the other voting members. We do not include the Great Park Venture as a consolidated subsidiary in our consolidated financial statements.
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

Overview of Business Segments
Our four reportable segments are Newhall, San Francisco, Great Park and Commercial:

•
Our Newhall segment includes the Newhall Ranch community, as well as other land historically owned by FPL, including 16,000 acres in Ventura County and approximately 500 acres of remnant commercial, residential and open space land in Los Angeles County.

•
Our San Francisco segment includes the Candlestick Point and The San Francisco Shipyard communities, as well as development management services that we provide to Lennar with respect to the Concord community in the San Francisco Bay Area.

•	Our Great Park segment includes the Great Park Neighborhoods community and development management services provided by the management company for the Great Park Venture.

•	Our Commercial segment includes the Five Point Gateway Campus and property management services provided by the management company for the Gateway Commercial Venture.
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
The County of Los Angeles has approved the general plan and zoning for Newhall Ranch. Additionally, we have vesting tentative tract maps for two development areas within Newhall Ranch - Mission Village and Landmark Village. We commenced horizontal development activities for our first development area, Mission Village, in October 2017. We continued horizontal development activities throughout 2018 and expect to start delivering homesites to builders in late 2019. Mission Village is approved to include 4,055 homesites, including a mix of single-family detached homes, single-family attached homes, apartments and for rent affordable units, and approximately 1.6 million square feet of commercial development.
Candlestick Point and The San Francisco Shipyard

Candlestick Point and The San Francisco Shipyard, located on approximately 800 acres of bayfront property in the City of San Francisco, is designed to include approximately 12,000 homesites, approximately 6.3 million square feet of commercial space, approximately 100,000 square feet of community space, artist studios and approximately 355 acres of parks and open space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The land owned by us at Candlestick Point and The San Francisco Shipyard is not subject to any material liens or encumbrances.

Candlestick Point and The San Francisco Shipyard is located almost equidistant between downtown San Francisco and the San Francisco International Airport (SFO). It consists of two distinct, but contiguous, parcels of real estate. Candlestick Point, the southern parcel, consists of approximately 280 acres on San Francisco’s waterfront. This nationally recognized site was the location of Candlestick Park stadium, former home of the San Francisco 49ers and the San Francisco Giants. The San Francisco Shipyard, the northern parcel, consists of approximately 495 acres on the former site of the Hunters Point Navy Shipyard.

The City and County of San Francisco have approved the general plan and zoning for Candlestick Point and The San Francisco Shipyard. We have vesting tentative tract maps for the remaining development areas within Candlestick Point, and we commenced horizontal development activities there in 2015. We do not yet have vesting tentative tract maps for The San Francisco Shipyard or final maps for any of the remaining development areas.

At The San Francisco Shipyard, approximately 408 acres are still owned by the U.S. Navy and will not be conveyed to us until the U.S. Navy satisfactorily completes its finding of suitability to transfer, or “FOST,” process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Based on our discussions with the U.S. Navy, we had previously expected the U.S. Navy to deliver this property between 2019 and 2022. However, allegations that Tetra Tech, Inc. (“Tetra Tech”), a contractor hired by the U.S. Navy, misrepresented sampling results at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, criminal proceedings, lawsuits, and a determination by the U.S. Navy and other regulatory agencies to undertake additional sampling. As part of the 2018 Congressional spending bill, the U.S. Department of Defense allocated $36.0 million to help fund resampling efforts at The San Francisco Shipyard. An additional $60.4 million to fund resampling efforts was approved as part of a 2019 military construction spending bill. These activities have delayed the remaining land transfers from the U.S. Navy and could lead to additional legal claims or government investigations, all of which could further delay or impede our future development of such parcels. Our development plans were designed with the flexibility to adjust for potential land transfer delays, and we have the ability to shift the phasing of our development activities to account for delays caused by U.S. Navy retesting, but there can be no assurance that these matters and other related matters that may arise in the future will not materially impact our development plans. Accordingly, our immediate development focus is on our Candlestick Point community that is not subject to land transfers from the U.S. Navy. For additional information about the finding of suitability to transfer process, see “—Regulation—FOST Process.”

The San Francisco Venture previously entered into a project with a joint venture (the “Mall Venture”) between an affiliate of The Macerich Company (“Macerich”) and a venture between Lennar and Castlelake to construct an urban retail outlet shopping district at Candlestick Point (the “Retail Project”). Construction of the Retail Project commenced in 2015 with the demolition of the Candlestick Park stadium and other infrastructure work. In early 2019, however, we and the members of the Mall Venture decided not to proceed with the Retail Project. Accordingly, on February 13, 2019, transactions related to the termination of the Retail Project were consummated, which resulted in the termination of the obligation of the San Francisco Venture to convey parcels of property on which the Retail Project was intended to be developed by the Mall Venture. The San Francisco Venture was also released from certain development obligations. In return, the San Francisco Venture repaid Macerich a $65.1 million obligation related to a promissory note in the same principal amount, plus approximately $5.5 million of accrued interest associated with the promissory note. The San Francisco Venture also issued an aggregate of 436,498 of its Class A units (while we concurrently issued 436,498 Class B common shares) to affiliates of Lennar and Castlelake. The San Francisco Venture can now redevelop these parcels for alternative uses.

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

The City of Irvine has approved the general plan and zoning for Great Park Neighborhoods. We have vesting tentative tract maps for almost all development areas within Great Park Neighborhoods and final maps for many of the development areas. The first homesites were sold in April 2013 and, as of December 31, 2018, the Great Park Venture had sold 5,409 homesites (including 544 affordable homesites) and commercial land allowing for development of up to 2 million square feet of commercial (research and development) space. For additional information about the commercial land sale, see “—Commercial” below.

Commercial

In August 2017, the Gateway Commercial Venture, in which we own a 75% interest, acquired the Five Point Gateway Campus, consisting of approximately 73 acres of commercial land in the Great Park Neighborhoods containing four newly constructed buildings, two of which were leased back to the seller, Broadcom Limited (together with its subsidiaries, “Broadcom”). The Five Point Gateway Campus includes approximately one million square feet consisting of research and development and office space across the four buildings designed to accommodate thousands of employees. Broadcom is the largest tenant, leasing approximately 660,000 square feet of research and development space pursuant to a 20-year triple net lease. We and Lennar have entered into separate 130-month full service gross leases to occupy approximately 135,000 aggregate square feet.

We currently expect to develop and operate certain commercial properties within our existing master-planned communities. We may develop and operate these properties on our own, or we may choose from time to time to develop and/or operate a particular property or properties in a strategic joint venture or other financing or entity structure with a third-party

Factors we consider in determining whether or not to proceed with a particular commercial investment include (1) our existing knowledge of the master-planned communities we are currently developing and understanding their respective needs, (2) whether, in our judgment, a particular commercial property or investment will create additional value for our remaining land within the community, in addition to achieving desired investment returns on such property or investment on a stand-alone basis, (3) existing entitlements and our ability to change them, (4) compatibility of the physical site with our proposed uses, and (5) environmental considerations, traffic patterns and access to the site.

Other Properties

We own approximately 16,000 acres in Ventura County that are primarily used for agriculture and energy operations. We also own approximately 500 acres of remnant commercial, residential and open space land in Los Angeles County that is planned to be sold or deeded to third parties over the next five years.

Development Management Services

Through the management company, we receive fees for providing development management services for Great Park Neighborhoods and for providing property management services to the Gateway Commercial Venture.
Additionally, we provide certain (but not all) development management services to other ventures in which Lennar is an investor and to the Lennar-CL Venture in connection with their involvement in real estate activities at The San Francisco Shipyard. We also provided certain development management services to the Lennar-CL Venture related to the Retail Project at the Candlestick Point community until early 2019.

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

In addition, The San Francisco Shipyard and Great Park Neighborhoods properties were formerly operated by the U.S. Navy as defense plants. As a result of these historic operations, portions of these properties have been or currently are listed on the U.S. Environmental Protection Agency’s (“USEPA”) National Priorities List as sites requiring cleanup under federal environmental laws. While investigation and cleanup activities have been substantially completed for Great Park Neighborhoods, significant work is contemplated over the next few years for certain parcels within The San Francisco Shipyard, which will delay the transfer of such parcels to us for development.

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

New or additional permitting requirements, new interpretations of requirements, changes in our operations or litigation or community objections over the adequacy of conducted reviews and other response and mitigation actions could also trigger the need for either amended or new reviews or actions, which could result in increased costs or delays of, modification of, or denial of rights to conduct, our development programs. For additional information on legal challenges to our projects under environmental laws see “Item 3. Legal Proceedings.”

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

Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials (“ACM”), and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (such as liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing ACM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. In addition, soils at Candlestick Point and The San Francisco Shipyard are known to contain naturally occurring asbestos, which must be managed, including through dust management plans. In the past, we have been subject to penalties for failure to monitor asbestos dust during development activities at The San Francisco Shipyard, and, although we endeavor to maintain (and to cause our contractors to maintain) compliance, we could incur such fines or penalties in the future.

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

We expect to pursue our investment objectives primarily through the ownership, development, operation and disposition of our communities: (1) Newhall Ranch; (2) Candlestick Point and The San Francisco Shipyard; and (3) Great Park Neighborhoods. Although we currently have no definitive agreements to acquire other properties, we may do so in the future. Our future investment or development activities will not necessarily be limited to any geographic area, product type or to a specified percentage of our assets.

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

Investments in Real Estate Mortgages

We may, at the discretion of our board of directors, invest in mortgages and other types of real estate interests, but we do not currently, nor do we currently intend to, engage in these activities. If we choose to invest in mortgages, we would expect to invest in mortgages secured by real property interests. The Company does not have a policy that restricts the proportion of our assets that may be invested in a type of mortgage or any single mortgage or type of mortgage loan.

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

Employees

At December 31, 2018, we had approximately 180 employees.

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
At The San Francisco Shipyard, approximately 408 acres are still owned by the U.S. Navy and will not be conveyed to us until the U.S. Navy satisfactorily completes its finding of suitability to transfer, or “FOST,” process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Allegations that Tetra Tech, a contractor hired by the U.S. Navy, misrepresented sampling results at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, criminal proceedings, lawsuits, and a determination by the U.S. Navy and other regulatory agencies to undertake additional sampling. These activities have delayed the remaining land transfers from the U.S. Navy and could lead to additional legal claims or government investigations, all of which could in turn further delay or impede our future development of such parcels.
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
Although there are agreements with the City of Irvine for Great Park Neighborhoods and the City and County of San Francisco for Candlestick Point and The San Francisco Shipyard that protect existing entitlements, our communities are subject to numerous local, state, and federal laws and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters that impose restrictive zoning and density requirements in order to limit the number of homes or commercial square feet that can eventually be built within the boundaries of a particular area, as well as governmental taxes, fees and levies on the acquisition and development of land parcels. These regulations often provide broad discretion to the administering governmental authorities as to the conditions for our projects being approved, if approved at all. Further, if the terms and conditions of the development agreements with the Cities of Irvine and San Francisco are not complied with, existing entitlements under those agreements could be lost, including (in the case of San Francisco) the right to acquire certain portions of the land on which development activity is expected. New housing and commercial developments are often subject to determinations by the administering governmental authorities as to the adequacy of water and sewage facilities, roads and other local services, and may also be subject to various assessments for schools, parks, streets, affordable housing and other public improvements. As a result, the development of properties may be subject to periodic delays in certain areas due to the conditions imposed by the administering governmental authorities. Due to building moratoriums, zoning changes or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the areas in which our properties are located, our communities may also be subject to periodic delays, or we could be precluded entirely from developing in certain communities or otherwise restricted in our business activities. Such moratoriums or zoning changes can occur prior or subsequent to commencement of our development operations, without notice or recourse. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdictions. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development. As a result, revenue from land sales or leasing of retail or other commercial space may be adversely affected, or costs may increase, which could negatively affect our financial condition and results of operations.
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
Before any of our projects can generate revenues, we make material expenditures to obtain entitlements, permits and development approvals. It generally takes several years to complete this process and completion times vary based on complexity of the project and the community and regulatory issues involved. We could also be subject to delays in construction, which could lead to higher costs and adversely affect our results of operations. Changing market conditions during the entitlement and construction periods could negatively impact our revenue from land sales or leasing of retail or other commercial space. Historically, certain of our entitlements, permits and development approvals have been challenged by third parties, such as environmental groups. Future entitlements, permits and development approvals that we will need to obtain for development areas within our communities may be similarly challenged.
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
Certain of our environmental permits and approvals have been challenged in the past by third parties, such as environmental groups. Future environmental permits and approvals that we will need to obtain for development areas within our communities may be similarly challenged.
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
Environmental laws and requirements typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under the laws related to such requirements has been interpreted to be joint and several, meaning a governmental entity or third party may seek recovery of the entire amount from us even if there are other responsible parties, unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances, or fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to sell, lease or otherwise use our property. While we currently have and may maintain insurance policies from time to time to mitigate some or all of these risks, insurance coverage for such claims may be limited or nonexistent. In addition, to the extent that we have indemnification rights against third parties relating to any such environmental liability or remediation costs (such as, for example, the U.S. Navy under certain federal laws as a former owner and operator of the El Toro Base and The San Francisco Shipyard, and former oil and gas lessees under certain settlement agreements relating to portions of Newhall Ranch), the indemnification may not fully cover such costs or we may not be able to collect the full amount of the indemnification from the third party. While investigation and cleanup activities have been substantially completed for the Great Park Neighborhoods, significant work is contemplated over the next few years for certain of The San Francisco Shipyard parcels, which will delay transfer of such parcels to us for development.
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
Our communities, as well as the Concord community for which we provide development management services, are all located in California. We have no current plans to acquire any additional properties or operations outside of California and we expect, at least for a number of years, to be dependent upon our existing projects for all of our cash flow. As a result, we are susceptible to greater risks than if we owned a larger or more geographically diverse portfolio. California also continues to suffer from severe budgetary constraints, which may result in the layoff or furlough of government employees, and is regarded as more litigious and more highly regulated and taxed than many other states. Any adverse change in the economic, political, competitive or regulatory climate in California, or the counties and cities where our properties are located, could adversely affect our real estate development activities and have a negative impact on our financial condition and results of operations.
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
In recent years, California has faced persistent drought conditions. In 2014, the Governor of California proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities. In May 2016, the prior Governor of California issued an executive order that, among other things, directs the State Water Resources Control Board (the “SWRCB”) and the Department of Water Resources (the “DWR”) to require urban water suppliers to report monthly information regarding water use, conservation and enforcement on a permanent basis. In response to this executive order, the DWR and the SWRCB were required to engage in a public process and work with urban water suppliers, local governments and environmental groups to develop new water use efficiency targets as part of a long-term conservation framework for urban water agencies. Further, drought emergency reduction targets and other measures that are instituted to respond to drought conditions could cause us to incur additional costs to develop each community’s infrastructure, as well as cause homebuilders and commercial builders to incur additional costs, which could reduce the price that they are willing to pay for our residential and commercial lots. Although the Governor of California rescinded the Drought State of Emergency in April 2017, if drought conditions were to return, there could be additional restrictions or moratoriums on building permits and access to utilities, such as water and sewer taps, which could delay or prevent our construction activities, as well as the construction of homes and commercial buildings, even when we have obtained water rights for our communities.
Simultaneous development projects may divert management time and resources.
Since all of our communities, and the Concord community for which we provide development management services, are being developed simultaneously, members of our senior management will be involved in planning and developing these projects, which may divert management resources from the construction, sale, lease or opening of any of these projects. Management’s inability to devote sufficient time and attention to a project may delay the construction or opening of such project. This type of delay could adversely affect our financial condition and results of operations.
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
We may from time to time be subject to various claims and routine litigation arising in the ordinary course of business. Among other things, we are, and are likely to continue to be, affected by litigation against governmental agencies related to environmental and similar approvals that we receive or seek to obtain or relating to historical contamination at our properties that have had prior industrial uses, such as The San Francisco Shipyard. For additional information on recent litigation relating to our properties, see “Item 3. Legal Proceedings.”
Litigation and other claims may result in potentially significant defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured or that exceed our insurance limits could have an adverse impact on our financial condition and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and adversely affect our results of operations, expose us to increased risks that would be uninsured or adversely impact our ability to attract officers and directors. Such litigation could adversely affect the length of time and the cost required to obtain the necessary governmental approvals. In addition, adverse decisions or publicity arising from any litigation could increase the cost and length of time to obtain ultimate approval of a project, could require us to abandon all or portions of a project and could adversely affect the design, scope, plans and profitability of a project, any of which could negatively affect our financial condition and results of operations.
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
Although the San Francisco Venture holds title insurance on the portions of Candlestick Point and The San Francisco Shipyard that it currently owns, and the Great Park Venture holds title insurance on Great Park Neighborhoods, we do not hold title insurance on Newhall Ranch. In any event, an owner’s title insurance policy only provides insurance coverage as of the issuance date of such policy and does not protect against transfers or other title defects that impact the properties from and after the title policy issuance dates. Accordingly, for all of our properties, whether or not we hold title insurance, it is possible that there may be title defects for which we will have no title insurance coverage.
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
Inflation can adversely affect us by increasing costs of materials and labor. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on demand for homes and the cost of debt financing. In a highly inflationary environment, depending on industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. Although the overall rate of inflation has been low for the last several years, we have been experiencing increases in the prices of labor and materials, especially at Candlestick Point and The San Francisco Shipyard, and there could be a significant increase in inflation in the future.
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
Our industry is subject to significant variability and fluctuations in real estate values. The valuation of our real estate assets or real estate investments is inherently subjective and based on the individual characteristics of each asset. Factors such as competitive market supply and demand for inventory, changes in laws and regulations, political and economic conditions and interest and inflation rate fluctuations subject our valuations to uncertainty. Our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If the real estate market deteriorates, we may reevaluate the assumptions used in our analysis. As a result, adverse market conditions may require us to write down the book value of certain real estate assets or real estate investments and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our financial condition and results of operations. Also, a material write-down of assets could adversely affect our ability to meet specified financial ratios or satisfy financial condition tests under the terms of our indebtedness and could adversely affect our ability to utilize certain exceptions from various debt covenants that impose operating restrictions on us, including limitations on our ability to: pay dividends, redeem or repurchase capital stock or make other restricted payments; make certain investments; incur additional indebtedness or issue preferred stock; create certain liens; or consolidate, merge or transfer all or substantially all of our assets. See “—Risks Related to Our Organization and Structure—Our substantial indebtedness may have a material adverse effect on our business, our financial condition and results of operations and our ability to secure additional financing in the future.”
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
For example, in response to challenges to certain approvals for our planned development at Newhall Ranch, the Supreme Court of California issued a ruling that required CDFW to reassess certain analyses and determinations related to the project’s greenhouse gas emissions in connection with approving the related EIR. Although the final environmental analysis was ultimately approved, the Supreme Court’s ruling resulted in the need to reassess certain elements of the project’s potential impacts and to modify certain aspects (such as specific mitigation measures and project design features) related to the development plan for Newhall Ranch, which in turn increased our costs and caused delays in construction. Future environmental permits and approvals that we will need to obtain for development areas within our communities may be similarly challenged and could result in similar impacts or other obstacles to our development plans.
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
We are a holding company and our only investment is our interest in the operating company. The operating company conducts all of our operations and owns all of our assets. As a result, our cash flow depends upon the cash flow of the operating company and its ability to provide funds to us in the form of distributions, loans or otherwise. The distributions that we receive from the operating company are based on our ownership interest in it, which was 61.7%, as of December 31, 2018. The operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to the operating company’s partners, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of the operating company. Under the terms of the limited partnership agreement for the operating company, the operating company is obligated to make tax distributions to its partners, including us, subject to the restrictions described below. These tax distributions generally will be made on a pro rata basis. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the tax receivable agreement (“TRA”), which we expect could be significant.
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
As of December 31, 2018, Lennar owned Class A common shares and Class B common shares representing approximately 40% of our outstanding voting interests. Three of our directors are also senior officers of Lennar. Lennar is one of the nation’s largest homebuilders and has in the past purchased properties from us. In the future, we expect that we will sell additional properties to Lennar. Transactions between Lennar and us must be approved by our conflicts committee. Transactions between the Great Park Venture and Lennar must be approved by a majority of the members of the Great Park Venture (excluding us). Nonetheless, Lennar’s relationship with us could give it an advantage in bidding for properties that we own.
Lennar may also compete with us. Lennar owns an interest in a joint venture that owns the Treasure Island community, located in San Francisco, which may compete with Candlestick Point and The San Francisco Shipyard. Lennar also has a right to acquire the first phase of the Concord community, located in the San Francisco Bay Area, which may compete with Candlestick Point and The San Francisco Shipyard. We provide development management services to Lennar with respect to the Concord community. Lennar may in the future bid for, and acquire for itself, properties that we may seek to acquire. Our operating agreement contains provisions that will permit Lennar to engage in such activities and transactions.
Lennar and Castlelake and their respective affiliates control approximately 57% of the voting power of our outstanding common shares and, as a result, are able to exercise significant influence over all matters requiring shareholder approval.
Holders of our Class A common shares and our Class B common shares vote together as a single class on all matters (including the election of directors) submitted to a vote of shareholders, with a share of each class entitling the holder to one vote. As of December 31, 2018, Lennar and Castlelake and their respective affiliates beneficially owned, in the aggregate, Class A common shares and Class B common shares representing approximately 40% and 17%, respectively, of the voting power of our outstanding common shares. As a result, if these shareholders act together (which they have not agreed to do), they and their affiliates are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control of us. These transactions may include those that other shareholders deem to be in their best interests and in which those other shareholders might otherwise receive a premium for their shares over their current prices.
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
Holders of Class A units of the operating company may exchange their units for, at our option, either Class A common shares on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or cash in an amount equal to the market value of such shares at the time of exchange. This exchange right is currently exercisable by all holders of outstanding Class A units of the operating company. We expect that basis adjustments resulting from these transactions, if they occur, will reduce the amount of income tax we would otherwise be required to pay in the future.
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
Due to the various factors that will affect the amount and timing of the tax benefits we will receive, it is not possible to determine the exact amount of payments that will be made under the TRA. If the TRA had been terminated on December 31, 2018, we estimate that the termination payment would have been approximately $106.8 million, assuming no material changes to the relevant tax law, that the aggregate value of our properties is equal to the value implied by such per share price and that LIBOR is 3.01%. However, this is merely an estimate, and the actual payments made under the TRA in the event that it is terminated or otherwise could be significantly greater.
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
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time.
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
Provisions of our operating agreement, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control, even if a change in control would benefit our shareholders. These provisions include the following:

•	there is no cumulative voting in the election of directors;

•	our board of directors is classified so that approximately one-third of the directors are elected at each annual meeting of shareholders;

•	our board of directors is authorized to issue “blank check” preferred shares to increase the number of outstanding shares without shareholder approval;

•	shareholder action by written consent is not permitted; and

•	there are advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

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
We may need additional capital to execute our development plan, and we may be unable to raise additional capital on favorable terms.
We currently expect to have sufficient capital to fund the horizontal development of our communities in accordance with our development plan for several years. However, we may need additional capital to execute our development plan with respect to vertical development. There can be no assurance that we will be able to obtain new debt or equity financing on favorable terms, or at all, including as a result of volatility in the credit and capital markets, increases in interest rates or a decline in the value of our properties or portions thereof.
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
As of December 31, 2018, we had approximately $565.0 million of total indebtedness, including $500.0 million aggregate principal amount of 7.875% senior notes due 2025 (the “senior notes”). We also had $124.0 million available to be borrowed under our revolving credit facility as of December 31, 2018. Our indebtedness could subject us to many risks that, if realized, would adversely affect us, including the following:

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
In August 2017, the Gateway Commercial Venture, in which we own a 75% interest, entered into a debt facility with a total capacity of approximately $339.0 million to fund the purchase price for the Five Point Gateway Campus and the cost of future tenant improvements and certain capital expenditures at the Five Point Gateway Campus. The risks described above with respect to leverage are applicable to the Gateway Commercial Venture’s borrowings. In addition, we have provided guaranties of the Gateway Commercial Venture’s indebtedness that obligate us to (i) pay losses of the lender arising out of or in connection with fraud, intentional misrepresentation, gross negligence, willful misconduct, illegal acts and other customary “bad act” recourse exceptions by the Gateway Commercial Venture or its affiliates, and (ii) repay the indebtedness of the Gateway Commercial Venture upon the occurrence of certain bankruptcy or insolvency events, or other customary “bad act” recourse exceptions, involving the Gateway Commercial Venture or its affiliates.
A breach of any of our debt covenants could result in an event of default under that indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders to terminate commitments to extend further credit under that facility.
If we do not have sufficient funds to repay our debt at maturity or upon an earlier acceleration, it may be necessary to refinance the debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in a higher interest rate on such refinancing, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, postpone investments in the development of our properties or default on our debt. In addition, to the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that are pledged to secure such obligations.

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
Uncertainty about the future of the London Interbank Offer Rate ("LIBOR") may adversely affect our business and financial results.
Borrowings under our revolving credit facility bear interest at LIBOR plus an applicable margin. In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. It is not possible to predict the effect of this announcement, including whether LIBOR will continue in place, and if so what changes will be made to it, what alternative reference rates may replace LIBOR in use going forward, and how LIBOR will be determined for purposes of loans, securities and derivative instruments currently referencing it if it ceases to exist. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our revolving credit facility. Further, we may need to renegotiate our revolving credit facility to replace LIBOR with the new standard that is established. These uncertainties or their resolution also could negatively impact our borrowing costs and other aspects of our business and financial results.
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
As of December 31, 2018, we had outstanding 66,810,980 Class A common shares. In addition, 78,862,387 Class A common shares are reserved for issuance upon exchange of Class A units of the operating company

(including 37,433,775 Class A units of the operating company issuable upon exchange of Class A units of the San Francisco Venture) and conversion of our Class B common shares, and 4,077,493 Class A common shares are available for future issuance under the Incentive Award Plan (including 1,089,004 Class A common shares that may be issued in settlement of outstanding vested RSUs).
From time to time, we may issue up to 78,862,387 Class A common shares upon conversion of Class B common shares or in exchange for outstanding Class A units of the operating company (including Class A units of the operating company issued in exchange for Class A units of the San Francisco Venture). Holders of Class A units of the operating company may exchange their units for, at our option, either Class A common shares on a one-for-one basis (subject to adjustment for share splits and similar events) or cash in an amount equal to the market value of such shares at the time of exchange. This exchange right is currently exercisable by all holders of outstanding Class A units of the operating company. Holders of Class A units of the San Francisco Venture may exchange their units for Class A units of the operating company on a one-for-one basis (with no holding period), subject to certain exceptions.
We have an effective shelf registration statement on Form S-3 under which we registered with the SEC the resale of Class A common shares held by certain of our existing shareholders and the Class A common shares that we may issue in exchange for Class A units of the operating company or Class A units of the San Francisco Venture. We are required to use our reasonable efforts to keep the Form S-3 registration statement (or a successor registration statement) effective until there are no longer any registrable securities other than Class A common shares that can be sold under Rule 144 without any limitation as to volume or manner of sale.
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

Cyber-attacks or acts of cyber-terrorism could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive employee or Company information.
Our business operations and information technology systems, and the information technology systems we use that are provided or managed by third-party service providers, may be attacked by individuals or organizations intending to disrupt our business operations and information technology systems and those of our third-party service providers, whether through cyber attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We rely on information technology systems to conduct important operational activities and to maintain our business and employee records and financial data. Disruption of those systems could adversely impact our ability to conduct development activities and to otherwise operate our business. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive employee and Company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release or loss of employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to additional material legal claims and liability. As a result, if such an attack or act of terrorism were to occur, our operations and financial results and our share price could be adversely affected.

ITEM 1B.    Unresolved Staff Comments

None.

Executive Officers of Five Point Holdings, LLC

The following individuals are our executive officers as of February 28, 2019:

Name	Age	Position
Emile Haddad	60	Chairman, President and Chief Executive Officer
Erik R. Higgins	51	Chief Financial Officer and Vice President
Michael Alvarado	53	Chief Legal Officer, Vice President and Secretary
Lynn Jochim	55	Co-Chief Operating Officer
Kofi Bonner	63	Co-Chief Operating Officer
Greg McWilliams	67	Chief Policy Officer

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

Lynn Jochim.   Ms. Jochim was named our Co-Chief Operating Officer in March 2018. From May 2016 until her appointment as Co-Chief Operating Officer, Ms. Jochim served as our Executive Vice President. From 2009 until May 2016, Ms. Jochim worked for the management company, being principally responsible for Great Park Neighborhoods.

Greg McWilliams.    Mr. McWilliams was named our Chief Policy Officer in March 2018. From May 2016 until his appointment as Chief Policy Officer, Mr. McWilliams served as our Regional President-Southern California. From 2004 until May 2016, Mr. McWilliams was President of Newhall Land & Farming.

Kofi Bonner.    Mr. Bonner was named our Co-Chief Operating Officer in March 2018. From May 2016 until his appointment as Co-Chief Operating Officer, Mr. Bonner served as our Regional President - Northern California, leading development of our communities, Candlestick Point and The San Francisco Shipyard.

ITEM 2.     Properties

We lease and maintain our principal executive office located in Irvine, California. We also lease and maintain offices in Valencia, California and San Francisco, California near our master-planned communities in those respective areas. We believe our present facilities are sufficient to support our operations.
We are developing new, vibrant and sustainable communities that, in addition to homesites, include commercial, retail, educational and recreational elements, as well as civic areas, parks and open spaces. We are the initial developer of our three communities that are designed to include approximately 40,000 residential homes and approximately 23 million square feet of commercial space over a period of more than 10 years. The properties we are developing at our mixed-use, master-planned communities are held as inventory in the ordinary course of the planning and development process. We discuss these properties in Item 1 of this report.

ITEM 3.     Legal Proceedings

Landmark Village and Mission Village
The Los Angeles County Board of Supervisors (“BOS”) approved the Newhall Ranch Landmark Village and Mission Village environmental impact reports (“EIRs”) and permits in late 2011 and 2012. In 2012, petitioners filed two petitions (one for each village development) in Los Angeles County Superior Court (“Superior Court”) challenging such approvals under certain state environmental and planning and zoning laws. In 2014, the Superior Court issued decisions in favor of Los Angeles County (the “County”) and us, and in 2015, the Court of Appeal affirmed the Superior Court’s decisions in full. The Petitioners then filed a petition for review, and in 2015, the California Supreme Court (“Supreme Court”) granted petitioners’ request to review the County’s greenhouse gas (“GHG”) emission analysis, but ordered that further proceedings in the two actions be deferred pending disposition of the related GHG issue in a related case involving a challenge to an EIR certified by the California Department of Fish and Wildlife (“CDFW”).
After the Supreme Court decision invalidating the GHG findings in the related CDFW action, in 2016, the Court of Appeal issued new decisions reversing the trial court judgments to the sole extent that the County’s EIRs did not support its GHG significance impact finding. The matters were remitted to the trial court and that court issued the judgment and writ requested by the County. In May 2017, petitioners filed a notice of appeal challenging the scope of the trial court’s judgment and writ.
In September 2017, petitioners Center for Biological Diversity, California Native Plant Society, and Wishtoyo Foundation/Ventura Coastkeeper (collectively, “Settling Petitioners”) settled all of their respective claims in the Landmark Village and Mission Village cases and in the related CDFW action, leaving only two petitioners, Santa Clarita Organization for Planning and the Environment and Friends of the Santa Clara River (collectively, “Non-Settling Petitioners”). Also in September 2017, the County advised the trial court it had taken the actions required to fully comply with the writs, and requested that the Superior Court discharge the writs. As explained in further detail below, the two Non-Settling Petitioners filed a new action challenging the County’s certification of the additional environmental analyses and approval of the Landmark Village and Mission Village projects and related permits.
In October 2017, the two Non-Settling Petitioners objected to Los Angeles County’s return to the writs, raising the same issues as to the scope of the trial court’s writ as they raised in the related CDFW action. As requested by the County and us, the trial court deferred its ruling on the Non-Settling Petitioners’ objections until the Court of Appeal’s opinion in the related CDFW action had been finalized and that court issued an opinion resolving the Landmark Village and Mission Village appeals as to the scope of the writs. In March 2018, the Supreme Court denied the Non-Settling Petitioners’ petition to review the Court of Appeal's decision in the CDFW action. Thereafter, in May 2018, the Court of Appeal issued its combined decision in favor of Los Angeles County and us on the Landmark Village and Mission Village appeals as to the scope of the writs. Based on the County’s compliance with the writ directives, the trial court issued signed orders discharging the writs in August 2018. The time for an appeal of the judgment expired in October 2018 without an appeal being filed.
Landmark Village/Mission Village
During the pendency of the above-referenced litigation involving the approval of the original EIRs and related permits for the Landmark Village and Mission Village projects, in July 2017, the BOS certified the final additional environmental analyses required as a result of the Supreme Court’s decision regarding the original GHG analysis and reapproved the Landmark Village and Mission Village projects and related permits. In August 2017, the two Non-Settling Petitioners filed a new petition for writ of mandate in the Superior Court. The petition challenges the County’s July 2017 approvals of the Mission Village and Landmark Village environmental analyses and the two projects based on claims arising under CEQA and the California Water Code. The Court held a hearing on the merits of the petition in September 2018. In December 2018, the Superior Court issued its written decision denying the Non-Settling Petitioners’ petition for writ of mandate. Thereafter, in January 2019, the Superior Court entered judgment on the petition for writ of mandate in favor of the County and the Company.

Hunters Point Litigation

In May 2018, residents of the Bayview Hunters Point neighborhood filed a putative class action in San Francisco Superior Court naming Tetra Tech, Inc., an independent contractor hired by the U.S. Navy to conduct testing and remediation of toxic radiological waste at The San Francisco Shipyard (“Tetra Tech”), Lennar and us as defendants. The plaintiffs allege that, among other things, Tetra Tech fraudulently misrepresented its test results and remediation efforts. The plaintiffs are seeking damages against Tetra Tech and have requested an injunction to prevent Lennar and us from undertaking any development activities at The San Francisco Shipyard.
In June 2018, two construction workers who allegedly engaged in development activities at The San Francisco Shipyard filed a lawsuit in San Francisco Superior Court naming Tetra Tech, Lennar and us, among others, as defendants. The plaintiffs allege personal injuries resulting from exposure to contamination at The San Francisco Shipyard and are seeking damages relating to such alleged injuries. In March 2019, the plaintiffs dismissed us from the lawsuit.
Since July 2018, a number of lawsuits have been filed in San Francisco Superior Court on behalf of homeowners in The San Francisco Shipyard, which name Tetra Tech, Lennar, us and the our CEO, among others, as defendants. The plaintiffs allege that environmental contamination issues at The San Francisco Shipyard were not properly disclosed to them before they purchased their homes. They also allege that Tetra Tech and other defendants (not including the Company) have created a nuisance at The San Francisco Shipyard under California law. They seek damages as well as certain declaratory relief. We believe that we have meritorious defenses to the allegations in all of these cases and may have insurance and indemnification rights against third parties, including related parties, with respect to these claims. Given the preliminary nature of these claims, we cannot predict the outcome of these matters.

ITEM 4.     Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

Our Class A common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “FPH.” Our shares have been publicly traded since May 10, 2017. Our Class B common shares are neither listed nor traded on any stock exchange.
No distributions on our Class A or Class B common shares have been declared or paid since the formation transactions. Any future determination related to our distribution policy will be made at the sole discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and other factors the board of directors may deem relevant. Because we are a holding company and our only investment is our interest in the operating company, we will only be able to pay distributions from funds we receive from the operating company. In addition, the operating company’s ability to pay distributions to us will depend on the ability of its consolidated and nonconsolidated subsidiaries to pay dividends or distributions to the operating company. The priority distribution rights of the holders of legacy interests in the Great Park Venture and the Class B partnership interests in FP LP will limit the cash available for distribution to the operating company until such rights are satisfied in full.
Holders of our Class B common shares are entitled to receive distributions of the same type and at the same time as any distribution payable on our outstanding Class A common shares in an amount per Class B common share equal to the amount of distributions paid on 0.0003 Class A common shares.
As of February 28, 2019, there were 90 and 11 holders of record of our Class A and Class B common shares, respectively.
Our board of directors may, from time to time, in its sole discretion, authorize our company to repurchase our outstanding shares. There were no repurchases of our shares during the year ended December 31, 2018.

Performance Graph
The following graph compares the cumulative total return of our Class A common shares with the S&P 500 and the S&P Homebuilders Select Industry Index from May 10, 2017 (the date our Class A common shares commenced trading on the NYSE) through December 31, 2018. The graph assumes $100 was invested at the market close on May 10, 2017 in our Class A common shares, the S&P 500 and the S&P Homebuilders Select Industry Index, and the reinvestment of all dividends.
Recent Sale of Unregistered Securities
We conduct all of our business in or through our subsidiary, the operating company. Under the Limited Partnership Agreement of the operating company, holders (the “Class A Unit Holders”) of Class A units of the operating company (“Class A Units”) may exchange their Class A Units for, at our option, either (1) Class A common shares on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or (2) cash in an amount equal to the market value of such shares at the time of exchange.
On December 21, 2018, we issued 306,751 Class A Common Shares to certain Class A Unit Holders in exchange for an equal number of Class A Units after receiving notices of redemption from such Class A Unit Holders. These issuances were exempt from registration in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that no public offering was made. In connection with such exchanges, an aggregate of 306,751 Class B common shares held by such Class A Unit Holders automatically converted into 92 Class A Common Shares, pursuant to our Second Amended and Restated Limited Liability Company Agreement. These issuances were exempt from registration in reliance upon Section 3(a)(9) of the Securities Act of 1933, as amended, on the basis that securities were exchanged by the issuer with existing security holders and no commission or other remuneration was paid or given for soliciting such exchange.

On February 13, 2019, in connection with the termination of the Retail Project, we sold 357,928 Class B common shares to an affiliate of Lennar and 78,570 Class B common shares to an affiliate of Castlelake at a price of $0.0063 per share. Our Class B common shares automatically convert into Class A common shares, at a ratio of 0.0003

Class A common shares for each Class B common share, upon the exchange (by the holder of the Class B common shares) of Class A Units of the operating company for our Class A common shares. The Class B common shares were issued in reliance on the exemption afforded by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.
ITEM 6.     Selected Financial Data

The following sets forth our selected consolidated financial data as of and for each of the years ended December 31, 2015 through 2018. We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018 on a modified retrospective basis. Financial results for the year ended December 31, 2018 are presented in accordance with this new revenue recognition standard. Historical financial results for reporting periods prior to 2018 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, Accounting Standards Codification 605, Revenue Recognition. The information presented is based upon and should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this annual report on Form 10-K.
As a result of the formation transactions, our results of operations will not be comparable between periods which did not include the results of operations of the San Francisco Venture, the management company or our investment in the Great Park Venture prior to May 2, 2016 and those after May 2, 2016 that do include such results.

	Year Ended December 31,
(In thousands, except per share/unit amounts)	2018	2017	2016	2015
RESULTS OF OPERATIONS:
REVENUES:
Land sales	$133	$17,257	$9,561	$17,229
Land sales—related party	900	87,556	2,512	6,065
Management services—related party	40,976	22,517	16,856	—
Operating properties	6,981	12,101	10,439	12,288
Total revenues	48,990	139,431	39,368	35,582
COSTS AND EXPENSES:
Land sales	(165)	84,659	356	(2,862)
Management services	23,962	10,791	9,122	—
Operating properties	5,077	11,450	10,656	10,161
Selling, general, and administrative	98,983	122,367	120,724	27,686
Management fees—related party	—	—	1,716	5,109
Total costs and expenses	127,857	229,267	142,574	40,094
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	1,928	105,586	—	—
Interest income	11,767	2,577	—	—
Miscellaneous	8,573	93	57	144
Total other income	22,268	108,256	57	144
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(2,163)	5,776	(1,356)	—
(LOSS) INCOME BEFORE INCOME TAX (PROVISION) BENEFIT	(58,762)	24,196	(104,505)	(4,368)
INCOME TAX (PROVISION) BENEFIT	(9,183)	—	7,888	546
NET (LOSS) INCOME	(67,945)	24,196	(96,617)	(3,822)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(33,231)	(49,039)	(63,351)	(1,137)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(34,714)	$73,235	$(33,266)	$(2,685)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE/UNIT
Basic	$(0.53)	$1.33	$(0.89)	$(0.07)
Diluted	$(0.53)	$0.18	$(0.89)	$(0.07)

	December 31,
(In thousands)	2018	2017	2016	2015
FINANCIAL POSITION:
Inventories	$1,696,084	$1,425,892	$1,360,451	$259,872
Cash and cash equivalents	495,694	848,478	62,304	108,657
Marketable securities held to maturity	—	—	20,577	25,000
Total assets	2,923,892	2,978,355	2,114,582	441,851
Debt	557,004	560,618	69,387	8,577
Total liabilities	1,075,375	1,072,746	606,469	93,418
Total noncontrolling interests	1,261,491	1,320,208	1,265,197	87,511
Total capital	1,848,517	1,905,609	1,508,113	348,433

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
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of December 31, 2018, approximately 61.7% of the operating company. The operating company directly or indirectly owns equity interests in: (1) Five Point Land, LLC (“FPL”), which owns The Newhall Land & Farming Company, a California limited partnership, the entity that is developing Newhall Ranch; (2) The Shipyard Communities, LLC (the “San Francisco Venture”), which is developing Candlestick Point and The San Francisco Shipyard; (3) Heritage Fields LLC (the “Great Park Venture”), which is developing Great Park Neighborhoods; (4) Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which have historically managed the development of Great Park Neighborhoods and Newhall Ranch; and (5) Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), which owns the Five Point Gateway Campus. The operating company consolidates and controls the management of all of these entities except for the Great Park Venture and the Gateway Commercial Venture. The operating company owns a 37.5% percentage interest in the Great Park Venture, and a 75% interest in the Gateway Commercial Venture and accounts for its interest in both using the equity method. The management company performs development management services for the Great Park Venture and property management services for the Gateway Commercial Venture.
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
Within the development lifecycle, our cash expenditures are concentrated in the title acquisition, entitlement and infrastructure development phases, and our revenue generation occurs in the land sale phase. If we also build all or a portion of the homes or commercial buildings within a community, we incur additional development costs and receive revenue when homes or commercial properties are sold. In addition, with respect to properties that we may retain in the future, we expect to receive revenue in connection with lease or other related payments from tenants.
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
In the ordinary course of our business, we have sold homesites to Lennar, which is our largest equity owner, or its subsidiaries or joint ventures in which Lennar is a member. During the years ended December 31, 2018, 2017 and 2016, we recognized $0.9 million, $87.6 million and $2.5 million, respectively, of such revenue. We did not sell homesites to Lennar during the year ended December 31, 2018 but did recognize revenues related to certain fees or profit participation associated with homesites sold in prior periods. Additionally, since the formation transactions on May 2, 2016, we have been providing certain management services for ventures in the San Francisco Bay area in which Lennar is a significant participant. For the years ended December 31, 2018, 2017 and 2016, we recognized $4.4 million, $5.8 million and $3.5 million, respectively, of revenue related to these agreements. However, we do not expect these arrangements to contribute material revenues in future periods. We also provide management services to the Great Park Venture pursuant to a development management agreement. In addition to our 37.5% percentage interest in the Great Park Venture, Lennar owns a 25% legacy interest in the Great Park Venture. Lennar, along with an affiliate of Castlelake L.P. (“Castlelake”), also owns interests in an entity that owns a 12.5% legacy interest in the

Great Park Venture. For the years ended December 31, 2018, 2017 and 2016, we recognized $35.1 million, $16.2 million and $13.3 million, respectively, of revenue from management services provided to the Great Park Venture. Other than Lennar and the Great Park Venture, no customer accounted for more than 10% of our revenue during the years ended December 31, 2018, 2017 and 2016.
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
In addition, laws and regulations governing the approval processes provide third parties with the opportunity to challenge our entitlements, permits and approvals. The prospect of these third-party challenges creates additional uncertainty. Third-party challenges in the form of litigation can adversely affect the length of time or the cost required to obtain the necessary governmental approvals to develop, or result in the denial of our right to develop the particular community or development area in accordance with our current development plans. Furthermore, adverse decisions arising from any litigation can increase the cost or length of time to obtain ultimate approval of a project, if such approval is obtained at all, and can adversely affect the design, scope, plans and profitability of a project, which can negatively affect our financial condition and results of operations. See Part I, Item 3, of this report for a discussion of legal proceedings.

Financial Information
As a result of the formation transactions, our consolidated results of operations after May 2, 2016 are not comparable to our consolidated results of operations prior to that date because our results of operations prior to May 2, 2016 did not include either the financial condition and results of operations of the San Francisco Venture and the management company or our investment in the Great Park Venture. Consequently, our results of operations for the year ended December 31, 2016 include only eight months of results attributable to the San Francisco Venture and the management company and to our investment in the Great Park Venture, compared to a full year of operations included in the results for the years ended December 31, 2018 and 2017.
The timing of our land sale revenues is influenced by the factors described above. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
On January 1, 2018, we, the Great Park Venture, and the Gateway Commercial Venture adopted the new revenue recognition guidance contained in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, using the modified retrospective approach with the cumulative effect recorded as an adjustment to opening capital. The new guidance was applied to contracts not completed at the transition date. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, Revenue from Contracts with Customers, while prior period results have not been adjusted and continue to be reported in accordance with historical accounting under ASC Topic 605, Revenue Recognition, and other industry specific guidance. See Part II, Item 8 of this report for a discussion of recently adopted accounting pronouncements.
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

•
Our San Francisco segment includes operating results for the Candlestick Point and The San Francisco Shipyard communities, as well as results attributable to the development management services that we provide to Lennar with respect to the Concord community in the San Francisco Bay Area. As of December 31, 2018, we terminated the services we provided under the development management agreement for the Treasure Island community.

•	Our Great Park segment includes operating results for the Great Park Neighborhoods community and development management services provided by the management company for the Great Park Venture.

•	Our Commercial segment includes the operating results of the Five Point Gateway Campus and property management services provided by the management company for the Gateway Commercial Venture.

Results of Operations
The Company
The following table summarizes our consolidated historical results of operations for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Statement of Operations Data
REVENUES:
Land sales	$133	$17,257	$9,561
Land sales—related party	900	87,556	2,512
Management services—related party	40,976	22,517	16,856
Operating properties	6,981	12,101	10,439
Total revenues	48,990	139,431	39,368
COSTS AND EXPENSES:
Land sales	(165)	84,659	356
Management services	23,962	10,791	9,122
Operating properties	5,077	11,450	10,656
Selling, general, and administrative	98,983	122,367	120,724
Management fees—related party	—	—	1,716
Total costs and expenses	127,857	229,267	142,574
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	1,928	105,586	—
Interest income	11,767	2,577	—
Miscellaneous	8,573	93	57
Total other income	22,268	108,256	57
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(2,163)	5,776	(1,356)
(LOSS) INCOME BEFORE INCOME TAX (PROVISION) BENEFIT	(58,762)	24,196	(104,505)
INCOME TAX (PROVISION) BENEFIT	(9,183)	—	7,888
NET (LOSS) INCOME	(67,945)	24,196	(96,617)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(33,231)	(49,039)	(63,351)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(34,714)	$73,235	$(33,266)
Years Ended December 31, 2018 and 2017
Revenues. Revenues decreased by $90.4 million, or 64.9%, to $49.0 million for the year ended December 31, 2018, from $139.4 million for the year ended December 31, 2017. The difference in revenue was primarily due to a land sale of 3.6 acres planned for construction of up to 390 for-sale homesites to a related party at our San Francisco segment in January 2017. Offsetting this decrease was an increase in management services revenue at our Great Park segment mostly resulting from our application of ASC Topic 606 in 2018 for the recognition of certain variable management fees under the new revenue recognition guidance.

Cost of land sales. The higher cost of land sales for the year ended December 31, 2017 was primarily due to the land sale at our San Francisco segment.
Cost of management services. Cost of management services increased by $13.2 million, or 122.1%, to $24.0 million for the year ended December 31, 2018, from $10.8 million for the year ended December 31, 2017. The increase was primarily due to intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $23.4 million, or 19.1%, to $99.0 million for the year ended December 31, 2018, from $122.4 million for the year ended December 31, 2017. The decrease is mainly due to lower expenses, including litigation related costs, incurred at our Newhall segment and lower compensation expense (share-based and payroll) incurred in 2018. Share-based compensation decreased as a result of certain awards granted in connection with the formation transactions becoming fully vested at the completion of the service period in January 2018.
Other income. Other income for the year ended December 31, 2018 consisted primarily of a $6.7 million gain on the sale of an operating asset at our Newhall segment in addition to interest income earned on our cash and cash equivalents. For the year ended December 31, 2017, we recorded other income primarily as a result of a decrease to our estimate of the payable pursuant to the tax receivable agreement due to the reduction to our corporate tax rate resulting from the passage of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).
Equity in (loss) earnings from unconsolidated entities. Equity in earnings from unconsolidated entities decreased to a loss of $2.2 million for the year ended December 31, 2018, from earnings of $5.8 million for the year ended December 31, 2017. The decrease in earnings was primarily due to land sale activity at our Great Park segment in 2018 compared to 2017.
Income tax provision. At December 31, 2018, we had a deferred tax asset of $150.8 million, and a deferred tax liability of $136.8 million. We net $127.6 million of the deferred tax asset against the deferred tax liability and recorded a valuation on the remaining deferred tax asset of $23.2 million. This net deferred tax liability of $9.2 million, and the increase in the valuation allowance, is a result of certain deferred tax assets not being able to offset the deferred tax liability due to changes to the utilization of tax attributes as a result of the Tax Act. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that, at both December 31, 2018 and December 31, 2017, it was more likely than not that such net deferred tax assets would not be realized. Pre-tax loss of $58.8 million for the year ended December 31, 2018 resulted in an increase to the net deferred tax asset of $6.1 million. The recording of a tax provision to increase our valuation allowance, against a pre-tax book loss, provided for a negative effective tax rate and resulted in a $9.2 million provision in 2018. For the year ended December 31, 2017, we had a deferred tax asset valuation allowance of $7.9 million against a net deferred tax asset of the same amount. In 2017, there was a zero tax rate against pre-tax income due to the valuation allowance, as well as the non-taxable nature of the tax receivable agreement re-measurement gain. Our effective tax rate, before changes in valuation allowance, decreased for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the effect of the federal rate change on our deferred tax balances and the impact of our noncontrolling interests not participating in the income from the reduction in the payable pursuant to the tax receivable agreement.
Years Ended December 31, 2017 and 2016
Revenues. Revenues increased by $100.1 million, or 254.2%, to $139.4 million for the year ended December 31, 2017, from $39.4 million for the year ended December 31, 2016. The increase in revenue was primarily due to a land sale to a related party at our San Francisco segment. Additionally, the increase was also driven in part by revenues from development management services provided to related parties at our San Francisco and Great Park segments. Prior to the formation transactions, our predecessor did not provide development management services.
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
Income tax benefit. At December 31, 2017, we had a deferred tax asset valuation allowance of $7.9 million against a net deferred tax asset of the same amount. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that, at both December 31, 2017 and December 31, 2016, it was more likely than not that such net deferred tax assets would not be realized. Pre-tax income of $24.2 million for the year ended December 31, 2017, combined with the change in federal tax rates, resulted in a decrease to the net deferred tax asset of $7.8 million. Offsetting the decrease to the net deferred tax asset was a decrease to our deferred tax asset valuation allowance of $7.8 million. For the year ended December 31, 2016, we recognized an income tax benefit of $7.9 million attributable to a $104.5 million pre-tax loss for the period. The tax benefit also resulted in a decrease to the net deferred tax liability that existed during the period. Our effective tax rate, before changes in valuation allowance, increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the effect of the federal rate change on our deferred tax balances and the impact of our noncontrolling interests not participating in the income from the reduction in the payable pursuant to the tax receivable agreement.
Newhall Segment
Our Newhall Ranch property consists of approximately 15,000 acres in northern Los Angeles County. Newhall Ranch is designed to include approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. Newhall Ranch is directly adjacent to our completed, award-winning Valencia master-planned community, where today approximately 20,000 households reside and approximately 60,000 people work. We are continuing horizontal development activities at Newhall Ranch’s first neighborhood, Mission Village, and expect to start delivering homesites to builders in late 2019. Mission Village is approved for up to 4,055 homesites and approximately 1.6 million square feet of commercial development.
The following table summarizes the results of operations of our Newhall segment for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$133	$17,257	$9,561
Land sales—related party	16	2,746	2,107
Operating properties	6,252	11,565	10,376
Total revenues	6,401	31,568	22,044
Costs and expenses
Land sales	(241)	3,201	356
Operating properties	5,077	11,450	10,656
Selling, general, and administrative	15,391	29,371	32,076
Management fees—related party	—	—	1,716
Total costs and expenses	20,227	44,022	44,804
Other income	7,024	96	57
Segment loss	$(6,802)	$(12,358)	$(22,703)
Years Ended December 31, 2018 and 2017
Land sales revenues. Revenues decreased by $19.9 million, or 99.3%, to $0.1 million for the year ended December 31, 2018, from $20.0 million for the year ended December 31, 2017. Land sales revenues for the year ended December 31, 2017 included the sale of 153 residential homesites on approximately 24 acres in Sacramento, California for gross proceeds of $7.2 million. The property was the last part of the Newhall segment’s land holdings in Sacramento, California. Additional land sale revenues in 2017 were primarily due to miscellaneous land sale revenue recognition, which includes the recognition of deferred revenues, profit participation and collection of various builder fees.
Operating Properties. In January 2018, we completed the sale of The Tournament Players Club at Valencia Golf Course to a third party for net cash proceeds of $5.7 million, and the buyer’s assumption of certain liabilities, including certain club membership related liabilities. We recognized a gain of $6.7 million during the year ended December 31, 2018 as a result of the sale, included in other income. We operated the property as an amenity to the segment’s completed Valencia community, and we do not consider the sale of The Tournament Players Club at Valencia Golf Course to be a disposal that represents a strategic shift that will have a major effect on our future operations and financial results. Included in operating properties revenues and expenses for 2017 was $5.8 million in revenues and $6.5 million of expenses generated from operations at The Tournament Players Club at Valencia Golf Course.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $14.0 million, or 47.6%, to $15.4 million for the year ended December 31, 2018, from $29.4 million for the year ended December 31, 2017. This decrease was primarily due to decreased legal and consulting expenses incurred in 2018 compared to 2017 related to certain legal proceedings. See Part I, Item 3 of this report for a discussion of legal proceedings.
Years Ended December 31, 2017 and 2016
Revenues. Revenues increased by $9.5 million, or 43.2%, to $31.6 million for the year ended December 31, 2017, from $22.0 million for the year ended December 31, 2016. In 2017, we sold 153 residential homesites in Sacramento, California for gross proceeds of $7.2 million (see above). No residential homesites or significant commercial acres were sold in 2016. Additional land sale revenues in both periods represent recognition of deferred revenue, profit participation and collection of various builder fees related to prior period land sales.
Management fees—related party. No management fees were incurred for the year ended December 31, 2017, and $1.7 million of management fees were incurred for the year ended December 31, 2016. As a result of our acquisition of the management company with the formation transactions, our development management agreement with the management company was terminated on May 2, 2016.
San Francisco Segment
Located almost equidistant between downtown San Francisco and the San Francisco International Airport, Candlestick Point and The San Francisco Shipyard consists of approximately 800 acres of bayfront property in the City of San Francisco. Candlestick Point and The San Francisco Shipyard is designed to include approximately 12,000 homesites and approximately 6.3 million square feet of commercial space.
On May 2, 2016, the San Francisco Venture transferred to a joint venture (the “Lennar-CL Venture”) between Lennar and an affiliate of Castlelake certain assets and liabilities of the San Francisco Venture, including property within The San Francisco Shipyard known as the Phase 1 Land (the “Separation Transaction”). The Lennar-CL Venture is responsible for current and future residential construction on the Phase 1 Land. We are not entitled to any of the proceeds from future sales of homes on the Phase 1 Land (although we will receive a marketing fee for each home sold). The Lennar-CL Venture was also transferred the ownership interest in a joint venture (the “Mall Venture”) formed with affiliates of The Macerich Company (“Macerich”) that intended to construct an urban retail outlet shopping district (the “Retail Project”) at Candlestick Point. Following the Separation Transaction, we were obligated to complete certain development activities and convey the parcels of property to the Mall Venture upon which the Retail Project was to be developed. In early 2019, following discussions with the members of the Mall Venture, we and the members of the Mall Venture decided not to proceed with the Retail Project. As part of the termination of the Retail Project, we were released from our obligation to convey parcels of property on which the Retail Project was intended to be developed by the Mall Venture. We were also released from certain development obligations. In return, we repaid Macerich a $65.1 million obligation related to a promissory note in the same amount, plus $5.5 million of accrued interest associated with the promissory note. The San Francisco Venture also issued an aggregate of 436,498 of its Class A Units (while we concurrently issued 436,498 of our Class B common shares) to affiliates of Lennar and Castlelake. The San Francisco Venture can now redevelop these parcels for alternative uses.
In November 2016, San Francisco voters approved an initiative measure, Proposition O, to exempt Candlestick Point and The San Francisco Shipyard from citywide office development growth restrictions. Those growth controls (referred to as Proposition M after the 1986 initiative measure first imposing them) limit the amount of new office construction in San Francisco to 950,000 square feet per year and require each new office development of 25,000 square feet or more to obtain an allocation of office space from the Planning Commission. With passage of Proposition O and the approval to implement the redevelopment plan amendments that the San

Francisco Venture is seeking, development at Candlestick Point and The San Francisco Shipyard will not be required to obtain an allocation of office space and will not be subject to the Proposition M annual limitations on office development. This means the full amount of permitted commercial square footage at Candlestick Point and The San Francisco Shipyard can be constructed as we determine, including all at once, even though Proposition M may delay new office developments elsewhere in San Francisco. In 2018, our disposition and development agreement with the City of San Francisco was amended to increase the total amount of commercial use at Candlestick Point and The San Francisco Shipyard by over two million square feet, most of which we anticipate will be for office use, and increases our total commercial space to approximately 6.3 million square feet.
At The San Francisco Shipyard, approximately 408 acres are still owned by the U.S. Navy and will not be conveyed to us until the U.S. Navy satisfactorily completes its finding of suitability to transfer, or “FOST,” process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Based on our discussions with the U.S. Navy, we had previously expected the U.S. Navy to deliver this property between 2019 and 2022. However, allegations that Tetra Tech, Inc. (“Tetra Tech”), a contractor hired by the U.S. Navy, misrepresented sampling results at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, criminal proceedings, lawsuits, and a determination by the U.S. Navy and other regulatory agencies to undertake additional sampling. As part of the 2018 Congressional spending bill, the U.S. Department of Defense allocated $36.0 million to help fund resampling efforts at The San Francisco Shipyard. An additional $60.4 million to fund resampling efforts was approved as part of a 2019 military construction spending bill. These activities have delayed the remaining land transfers from the U.S. Navy and could lead to additional legal claims or government investigations, all of which could in turn further delay or impede our future development of such parcels. Our development plans were designed with the flexibility to adjust for potential land transfer delays, and we have the ability to shift the phasing of our development activities to account for potential delays caused by U.S. Navy retesting, but there can be no assurance that these matters and other related matters that may arise in the future will not materially impact our development plans.
We have been, and may in the future be, named as a defendant in lawsuits seeking damages and other relief arising out of alleged contamination at The San Francisco Shipyard and Tetra Tech’s alleged misrepresentations of related sampling work. See Part I, Item 3 of this report for additional information. Given the preliminary nature of the claims to date, the Company cannot predict the outcome of these matters.

The following table summarizes the results of operations of our San Francisco segment for the years ended December 31, 2018 and 2017 and for the period from May 2, 2016 (date of formation transactions) to December 31, 2016.

	Year ended December 31,	Year ended December 31,	Period from May 2, 2016 to December 31,
	2018	2017	2016
	(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$884	$84,810	$405
Operating property	729	536	62
Management services—related party	4,397	5,841	3,532
Total revenues	6,010	91,187	3,999
Costs and expenses
Land sales	76	81,458	—
Management services	1,015	709	110
Selling, general, and administrative	22,979	28,288	18,093
Total costs and expenses	24,070	110,455	18,203
Segment loss	$(18,060)	$(19,268)	$(14,204)
Years Ended December 31, 2018 and 2017
Land sales—related party. Land sales revenues decreased by $83.9 million, or 99.0%, to $0.9 million for the year ended December 31, 2018, from $84.8 million for the year ended December 31, 2017. The decrease was primarily due to the recognition of revenues in 2017 from a sale to the Lennar-CL Venture for real estate within the Candlestick Point community. The sale closed in January 2017, resulting in gross proceeds of $91.4 million on 3.6 acres planned for construction of up to 390 for-sale homesites. As of December 31, 2017, we had deferred $9.9 million in revenue related to the sale. In transitioning to the new revenue recognition guidance, we determined that we transferred control of the land in connection with the 2017 land sale and satisfied the performance obligation to the buyer at the time of the sale, and we recognized $9.9 million in deferred revenues, and the associated inventory relief, directly to capital on January 1, 2018. Additionally, under the new revenue guidance, the recognition of variable consideration from land sale contracts in the form of revenue or profit participation and marketing fees received from homebuilders, which historically have been recognized as revenue in the period in which the contingencies associated with the amount and timing of the consideration were resolved, is now recognized at the time of land sale in an amount we expect to be entitled to receive in revenue.
At the transition date, our San Francisco segment recognized a contract asset of $7.0 million representing a variable cash consideration component of the transaction price for the sale that closed in January 2017. In the third quarter of 2018, after receiving the necessary government approvals, the Lennar-CL Venture transferred to us entitlements for the right to construct 172 homesites and 71,000 square feet of retail space at the Candlestick Point and The San Francisco Shipyard communities. As a result of receiving these entitlements, the transaction price components changed, and we relinquished our rights to receive the variable cash consideration. The total transaction price did not change as a result of the changes to the consideration components. The cost of land sales for the year ended December 31, 2017 is primarily related to the land sale to the Lennar-CL Venture.

Management Services—related party. The decrease in management services—related party revenues was mainly attributable to an amendment to our agreement with an affiliate of Lennar, which reduced the fees and the scope of management services that we provided with respect to the Treasure Island community. The amended agreement expired in December 2018, and we no longer provide management services with respect to the Treasure Island community.
Year Ended December 31, 2017 and the Period from May 2, 2016 to December 31, 2016
Revenues. Revenues increased by $87.2 million, to $91.2 million for the year ended December 31, 2017, from $4.0 million for the period from May 2, 2016 to December 31, 2016. In addition to the collection of Phase I builder marketing fees, land sale revenues of $84.8 million in 2017 primarily consist of revenues from a sale to the Lennar-CL Venture related to a purchase and sale agreement entered into concurrent with the formation transactions. The cost of land sales for the year ended December 31, 2017 is related to the land sale to the Lennar-CL Venture.
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
Great Park Segment
We have a 37.5% percentage interest in the Great Park Venture, and we account for our investment using the equity method of accounting. We have a controlling interest in the management company, an entity which performs development management services at Great Park Neighborhoods. We do not include the Great Park Venture as a consolidated subsidiary in our consolidated financial statements. However, because of the relationship between the management company and the Great Park Venture, we assess our investment in the Great Park Venture based on the financial information for the Great Park Venture in its entirety, and not just our equity interest in it. As a result, our Great Park segment consists of the operations of both the Great Park Venture and the development management services provided by the management company at the Great Park Venture.
Great Park Neighborhoods consists of approximately 2,100 acres in Orange County and is being built around the approximately 1,300 acre Orange County Great Park, a metropolitan public park that is under construction. Great Park Neighborhoods is designed to include approximately 9,500 homesites and approximately 4.9 million square feet of commercial space.
The Great Park Venture sold the first homesites in April 2013 and, as of December 31, 2018, had sold 5,409 homesites (including 544 affordable homesites) and commercial land allowing for development of up to 2 million square feet of commercial (research and development) space for aggregate consideration of approximately $2.3 billion. Based on reports we receive from third-party homebuilders, we believe that the percentage of homes sold in Parasol Park and Cadence Park at the Great Park Neighborhoods was approximately 98% and 31%, respectively, as of December 31, 2018.
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests are entitled to receive priority distributions in an amount up to $565.0 million, and holders of percentage interests are entitled to all other distributions. As of December 31, 2018, aggregate distributions to holders of legacy interests totaled $355.0 million.

The following table summarizes the results of operations of our Great Park segment for the years ended December 31, 2018, 2017 and for the period from May 2, 2016 (date of formation transactions) to December 31, 2016.

	Year ended December 31,	Year ended December 31,	Period from May 2, 2016 to December 31,
	2018	2017	2016
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$171,775	$473,234	$15,719
Land sales—related party	3,914	7,700	6,786
Management services—related party	35,090	16,239	13,325
Total revenues	210,779	497,173	35,830
Costs and expenses
Land sales	118,115	339,100	12,093
Management services	22,947	10,082	9,012
Selling, general, and administrative	32,322	27,115	18,806
Management fees—related party	24,999	80,883	75,310
Total costs and expenses	198,383	457,180	115,221
Interest income	2,815	2,226	11,723
Segment income (loss)	$15,211	$42,219	$(67,668)
Land sales revenues. Land sales revenues decreased by $301.5 million, or 63.7%, to $171.8 million for the year ended December 31, 2018 from $473.2 million for the year ended December 31, 2017. Land sales during the year ended December 31, 2017 included revenue recognition from the sale of 1,007 home sites on approximately 103 acres, resulting in gross proceeds of $474.8 million. Land sales during the year ended December 31, 2018, include revenue recognized from the sale of 536 home sites on approximately 33 acres, with initial gross proceeds from the base price of $166.0 million. Revenues from the 2018 sales also include approximately $4.0 million as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. Land sales revenues also included changes in estimates of variable consideration from those amounts previously recorded by the Great Park Venture in accordance with the application of the new revenue recognition guidance. As of December 31, 2017, the Great Park Venture had a deferred revenue balance of $18.4 million attributable to land sales in 2017 and prior periods. In transitioning to the new revenue recognition guidance, the Great Park Venture determined that it transferred control of the land in connection with prior land sales and satisfied the performance obligation to the buyers at the time of sale, and it recognized the balance of deferred revenues and the associated inventory relief directly to capital on January 1, 2018.
Management services revenue—related party. The management company has an agreement to provide development management services to the Great Park Venture. Under this agreement, the management company receives a base management fee, reimbursement for certain defined project team costs and the right to receive certain variable incentive compensation. The new revenue recognition guidance primarily impacted our recognition of variable incentive compensation consideration. Previously, revenue was recognized when contingencies associated with the amount and timing of the consideration were resolved. Under the new guidance, estimates of the amount of variable consideration that we expect to be entitled to receive as revenue are recognized over time as management services are provided. Upon transitioning to the new guidance, we adjusted our opening balance sheet on January 1, 2018 to reflect a contract asset of $29.4 million, representing the cumulative amount of consideration we expect to be entitled to receive for services provided through the transition date. We include this contract asset in related party assets on our consolidated balance sheet. During the year ended December 31, 2018, we recognized $18.3 million in revenues and an increase to our contract asset attributed to the incentive compensation provisions of the development management agreement with the Great Park Venture for services provided during the period. We also recognized $16.8 million in revenues attributable to the base management fee and reimbursement of certain defined project costs during the year ended December 31, 2018 compared to $16.2 million recognized during the same period in 2017.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense, if any, related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses and are reported in selling, general, and administrative costs in the consolidated statement of operations. During the year ended December 31, 2018, management services costs and expenses increased compared to the year ended December 31, 2017 primarily as a result of amortization expense related to the intangible asset of $12.5 million in 2018 and no amortization expense incurred in 2017.
Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs and project team and other administrative costs that are reimbursed to the management company per the terms of the development management agreement. Selling, general, and administrative costs increased by $5.2 million, or 19.2%, to $32.3 million for the year ended December 31, 2018, from $27.1 million for the year ended December 31, 2017. The higher expense during the year ended December 31, 2018 is primarily due to increased marketing activities in connection with active neighborhoods at the Great Park Neighborhoods.
Management fees—related party. Management fees incurred by the Great Park Venture decreased by $55.9 million, or 69.1%, to $25.0 million for the year ended December 31, 2018, from $80.9 million for the year ended December 31, 2017. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid as a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The Great Park Venture recognized $18.3 million and $74.7 million of incentive compensation fees during the years ended December 31, 2018 and 2017, respectively. Included in the incentive compensation expense recognized in 2017, is $34.4 million in incentive compensation expense expected to be probable of being paid in future periods to the Great Park Venture’s former commercial development sub-manager. The commercial development sub-manager is an affiliate of one of the members of the Great Park Venture. As a result of its early contract termination, the commercial development sub-manager became fully vested and entitled to incentive compensation payments in periods after it was no longer providing services. In addition, during the year ended December 31, 2018, the Great Park Venture recognized $6.3 million in base management fees compared to $6.2 million recognized during the year ended December 31, 2017.
Year Ended December 31, 2017 and the Period from May 2, 2016 to December 31, 2016
Revenues. During the year ended December 31, 2017, the Great Park Venture closed escrow with eight homebuilders for an aggregate of 1,007 homesites on approximately 103 acres, resulting in gross proceeds of $474.8 million. A portion of the consideration paid was deferred until the Great Park Venture completed certain infrastructure improvements. Deferred land sale revenues from prior period land sales in addition to the collection of builder marketing fees were also recognized in the year ended December 31, 2017. For the period from May 2, 2016 to December 31, 2016, revenues from the Great Park Venture were generated from the sale of 26 homesites on approximately two acres resulting in gross proceeds of $7.2 million in addition to the recognition of deferred land sale revenue and builder marketing fees.
Selling, general, and administrative. Selling, general, and administrative costs increased by $8.3 million, or 44.2%, to $27.1 million for the year ended December 31, 2017, from $18.8 million for the period from May 2, 2016 to December 31, 2016. The increase was primarily due to the results for 2016 consisting of just eight months of operations after the completion of the formation transactions compared to a full year for 2017.

Management fees—related party. Management fees increased by $5.6 million, or 7.4%, to $80.9 million for the year ended December 31, 2017, from $75.3 million for the period from May 2, 2016 to December 31, 2016. Management fees incurred by the Great Park Venture from services provided by the management company are comprised of base development management fees and incentive compensation fees. In 2017, the Great Park Venture recognized $40.3 million of incentive compensation fees, representing a portion of an estimated amount of incentive compensation determined to be probable of being paid in future periods. The amount recognized is attributable to the portion of the services that had been provided through December 31, 2017. Additionally, in 2017, the Great Park Venture recognized $34.4 million in incentive compensation expense expected to be probable of being paid to the Great Park Venture’s former commercial development sub-manager in future periods. The commercial development sub-manager is an affiliate of one of the members of the Great Park Venture. As a result of its early contract termination, the commercial development sub-manager became fully vested and entitled to incentive compensation payments in periods after it was no longer providing services. During the period from May 2, 2016 to December 31, 2016, management fees—related party included incentive compensation of $71.3 million, all of which was paid in 2016 and in January 2017 to the management company and the commercial development sub-manager.
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

The table below reconciles the Great Park segment results for the years ended December 31, 2018 and 2017 and for the period from May 2, 2016 to December 31, 2016 to the equity in (loss) earnings from our investment in the Great Park Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively.

	Year ended December 31,	Year ended December 31,	Period from May 2, 2016 to December 31,
	2018	2017	2016
	(in thousands)
Segment net income (loss) from operations	$15,211	$42,219	$(67,668)
Less net income of management company attributed to the Great Park segment	12,143	6,157	4,312
Net income (loss) of Great Park Venture	3,068	36,062	(71,980)
The Company’s share of net income (loss) of the Great Park Venture	1,151	13,523	(26,992)
Basis difference (amortization) accretion	(2,057)	(7,763)	25,636
Equity in (loss) earnings from Great Park Venture	$(906)	$5,760	$(1,356)

Commercial Segment
We have a 75% interest in the Gateway Commercial Venture that is held through a wholly owned subsidiary of the operating company, and we serve as the manager of the Gateway Commercial Venture. However, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by us and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. We do not include the Gateway Commercial Venture as a consolidated subsidiary in our consolidated financial statements. However, as a result of our 75% economic interest and our role as manager, we assess our investment in the Gateway Commercial Venture based on the financial information of the Gateway Commercial Venture in its entirety, and we include the Gateway Commercial Venture’s financial results within the Commercial segment. Additionally, the management company has been engaged by the Gateway Commercial Venture to provide property management services to the Five Point Gateway Campus. We include the management company’s results of operations related to these property management services within the Commercial segment.
In August 2017, the Gateway Commercial Venture acquired the Five Point Gateway Campus, a commercial office campus consisting of approximately 73 acres of land in the Great Park Neighborhoods containing four newly constructed buildings, two of which were leased back by the seller, Broadcom Limited (together with its subsidiaries, “Broadcom”). The Five Point Gateway Campus includes approximately one million square feet planned for research and development and office space in the four buildings, which are designed to accommodate thousands of employees. Broadcom is the largest tenant, leasing approximately 660,000 square feet of research and development space pursuant to a 20-year triple net lease. We and Lennar have entered into separate 130-month full service gross leases to occupy approximately 135,000 aggregate square feet.

The following table summarizes the results of operations of our Commercial segment for the year ended December 31, 2018 and for the period from August 4, 2017 (the date of our initial investment) to December 31, 2017.

	Year ended December 31,	Period from August 4, 2017 to December 31,
	2018	2017
	(in thousands)
Statement of Operations Data
Revenues
Rental and related income	$26,580	$9,245
Property management fees	1,489	437
Total revenues	28,069	9,682
Costs and expenses
Rental operating expenses	4,705	1,049
Interest	11,563	3,629
Depreciation	7,632	2,834
Amortization	4,098	1,670
Other expenses	258	42
Total costs and expenses	28,256	9,224
Segment (loss) income	$(187)	$458
Revenues. Revenues increased by $18.4 million, or 189.9%, to $28.1 million for the year ended December 31, 2018, from $9.7 million for the period from August 4, 2017 to December 31, 2017. The increase was primarily due to the results for 2017 consisting of just five months of operations compared to a full year for 2018. Correspondingly, rental operating expenses also increased by $3.7 million, to $4.7 million for the year ended December 31, 2018, from $1.0 million for the year ended December 31, 2017. Revenues are generated from tenant leases and property management services provided by the management company to the Gateway Commercial Venture.
Costs and expenses. Costs and expenses increased by $19.0 million, or 206.3%, to $28.3 million for the year ended December 31, 2018, from $9.2 million for the period from August 4, 2017 to December 31, 2017. The increase is primarily due to the results for 2017 consisting of just five months of operations compared to a full year for 2018.

The table below reconciles the Commercial segment results for the year ended December 31, 2018 and for the period from August 4, 2017 to December 31, 2017 to the equity in loss (earnings) from our investment in the Gateway Commercial Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2018 and 2017:

	Year ended December 31,	Period from August 4, 2017 to December 31,
	2018	2017
	(in thousands)
Segment net (loss) income from operations	$(187)	$458
Less net income of management company attributed to the Commercial segment	1,489	437
Net (loss) income of Gateway Commercial Venture	(1,676)	21
Equity in (loss) earnings from Gateway Commercial Venture	$(1,257)	$16

Liquidity and Capital Resources
At December 31, 2018, we had $495.7 million of consolidated cash and cash equivalents, compared to $848.5 million at December 31, 2017. As of December 31, 2018, no funds have been drawn on the Company’s $125.0 million revolving credit facility. However, letters of credit of $1.0 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.0 million.
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
Our long-term cash needs relate primarily to future horizontal development expenditures and investments in or vertical construction costs for properties that we may acquire or develop for our income-producing portfolio. We budget our cash development costs on an annual basis. Budgeted amounts are subject to change due to delays or accelerations in construction or regulatory approvals, changes in inflation rates and other increases (or decreases) in costs. We may also modify our development plans or change the sequencing of our communities in response to changing economic conditions, consumer preferences and other factors, which could have a material impact on the timing and amount of our development costs. Budgeted amounts are expected to be funded through a combination of available cash, cash flows from our communities and reimbursements from public financing, including community facilities districts, tax increment financing and local, state and federal grants. Cash flows from our communities may occur in uneven patterns as cash is primarily generated by land sales, which can occur at various points over the life cycle of our communities.
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
Summary of Cash Flows
The following table outlines the primary components of our cash flows (in thousands):

	Year ended December 31,
	2018	2017	2016
Operating activities	$(343,296)	$(58,143)	$(124,637)
Investing activities	579	(56,765)	81,753
Financing activities	(10,131)	900,206	(5,043)
Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales, management services and operating property results. Cash outflows are comprised primarily of cash outlays for horizontal development costs, employee compensation, management fees and selling, general, and administration costs. Our operating cash flows vary significantly each year due to the timing of land sales and the development efforts related to our master-planned communities.
Net cash used in operating activities increased by $285.2 million for the year ended December 31, 2018, compared to the year ended December 31, 2017 due to $91.2 million in net proceeds received upon closing escrow for the land sale at the San Francisco Venture that offset net cash used for operating activities during the year ended December 31, 2017. We did not have any significant land sale proceeds during the year ended December 31, 2018. Additionally, during the year ended December 31, 2018, net cash used in operating activities included increased spending on horizontal development activities at our Newhall segment and total interest payments of $38.6 million on our senior notes.
Net cash used in operating activities decreased by $66.5 million for the year ended December 31, 2017, compared to the year ended December 31, 2016 due to $91.2 million in net proceeds received in 2017 upon closing escrow for the land sale at the San Francisco Venture. Offsetting these proceeds was an increase in horizontal development costs, including entitlement costs on real estate inventory primarily related to the San Francisco Venture, the operations of which are included in our 2016 financial results only for the period from May 2, 2016 to December 31, 2016. Further offsetting the increase was the increased use of operating cash for selling, general, and administrative costs, the increase in which is primarily attributable to the consolidated operations of the San Francisco Venture and the management company being included in our consolidated results for the entire year in 2017, compared to only a portion of the period in 2016 (from May 2, 2016 to December 31, 2016).
Cash Flows from Investing Activities. Net cash provided by investing activities was $0.6 million for the year ended December 31, 2018, an increase of $57.3 million compared to the net cash used in investing activities of $56.8 million for the year ended December 31, 2017.
For the year ended December 31, 2018, net proceeds from the sale of the Newhall segment’s golf course operating property were $5.7 million. Additionally, we used $1.8 million of cash to acquire an indirect interest in rights to certain legacy interests in the Great Park Venture that were held by our CEO, Mr. Emile Haddad. We expect to receive distributions of approximately $2.8 million with respect to such legacy interest as the Great Park Venture makes the remaining priority distributions to the holders of legacy interests. We also made a capital contribution of $8.4 million to the Gateway Commercial Venture related to funding of tenant improvements. The contribution is expected to be fully distributed back to us following completion of the tenant improvements. As of December 2018, we had received distributions of $6.5 million from the Gateway Commercial Venture with the remaining balance expected to be received in 2019.
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
Cash Flows from Financing Activities. Net cash used in financing activities was $10.1 million for the year ended December 31, 2018, compared to net cash provided by financing activities of $900.2 million for the year ended December 31, 2017.
For the year ended December 31, 2018, we used $5.1 million to net settle certain share-based compensation awards with employees for tax withholding purposes. Additionally, we made the final principal payment of $5.0 million on a settlement note.
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
Net cash used in financing activities was $5.0 million for the year ended December 31, 2016 and was primarily related to a $5.0 million principal payment on a settlement note, partially offset by $0.5 million in proceeds received from the sale of Class B common shares in connection with the formation transactions.
Changes in Capital Structure
During the year ended December 31, 2018, our ownership percentage in the operating company increased to 61.7%, primarily due to the operating company issuing us additional Class A units of the operating company in connection with our issuance of Class A common shares under our share-based compensation plan and to our issuance of approximately 2.6 million Class A common shares in exchange for an equal number of Class A units of the operating company tendered for redemption.

The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture, that are redeemable on a one-for-one basis for Class A units of the operating company, at December 31, 2018 and 2017 held by us and those held by noncontrolling interest members.

	Year ended December 31,
	2018	2017
Class A units of the operating company:
Held by us	66,810,980	62,314,850
Held by noncontrolling interest members	41,404,961	43,984,228
	108,215,941	106,299,078
Class A units of the San Francisco Venture held by noncontrolling interest members	37,433,775	37,479,205
	145,649,716	143,778,283
In January 2019, we granted approximately 1.9 million restricted Class A common shares under our share-based compensation plan that resulted in the operating company issuing us an equal number of Class A units of the operating company. Additionally, we reacquired approximately 0.3 million restricted Class A common shares from employees for income tax withholding purposes that resulted in the operating company retiring an equal number of Class A units of the operating company we previously held.
Contractual Obligations
The following table aggregates certain of our cash contractual obligations and commitments as of December 31, 2018:

	Payment due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable (1)	$500,000	$—	$—	$—	$500,000
Interest commitment on senior notes	275,625	39,375	78,750	78,750	78,750
Operating lease obligations	39,967	5,790	10,109	11,003	13,065
Water purchase agreement (2)	36,330	1,233	2,588	2,759	29,750
Interchange funding agreement (3)	8,800	8,800	—	—	—
Newhall Ranch approval settlement (4)	36,490	18,745	4,245	9,000	4,500
Related party EB-5 loan reimbursements (5)	107,594	42,876	64,718	—	—
Total	$1,004,806	$116,819	$160,410	$101,512	$626,065

(1)
The amounts presented exclude our promissory note issued to an affiliate of Macerich in the amount of $65.1 million and associated accrued interest. It was anticipated that upon completion of certain conditions, including the conveyance of the Retail Project Property to the Mall Venture, the Macerich Member, in several steps, would cause the Macerich Note to be distributed to the Company, resulting in the extinguishment of the Macerich Note. However, in early 2019, we and the members of the Mall Venture determined not to proceed with the Retail Project and we repaid Macerich $65.1 million plus approximately $5.5 million of accrued interest associated with the Macerich Note.

(2)
We are subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for our exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term.

(3)
In January 2012, we entered into an agreement with Los Angeles County pursuant to which we agreed to finance construction costs of an interchange project that Los Angeles County is managing. The interchange project is a critical infrastructure project that will benefit Newhall Ranch. Under the agreement, we have committed to pay the remainder of the actual construction costs, up to $8.8 million. We currently expect this amount to be paid within twelve months of December 31, 2018.

(4)
In September 2017, we reached a settlement with key national and state environmental and Native American organizations that were petitioners in various legal challenges to Newhall Ranch’s regulatory approvals and permits. Under the settlement terms, we agreed to fund certain environmental and cultural investments and protections at Newhall Ranch and the surrounding region.

(5)
Beginning in October 2013, certain subsidiaries of the San Francisco Venture entered into EB-5 loan agreements with lenders that are authorized by the United States Citizenship and Immigration Services to raise capital from foreign nationals who seek to obtain permanent residency in the United States. On May 2, 2016, in connection with the Separation Transaction, the Lennar-CL Venture assumed the EB-5 loan liabilities, and the San Francisco Venture entered into reimbursement agreements pursuant to which it agreed to reimburse the Lennar-CL Venture for a portion of the EB-5 loan liabilities and related interest. The amounts set forth in the above table include interest based on the weighted average interest rate of 4.1%. In January 2019, one of the reimbursement agreements was amended to defer principal payments by six months, resulting in approximately $16.5 million in principal payments shifting from less than one year obligations to one to three year obligations per the table above.

Other Contractual Obligations and Commitments
The following contractual obligation payments are not included in the table above due to the contingent nature of the amount and timing of the payment obligations. Unless otherwise stated, all of the below contractual obligation payments are as of December 31, 2018.
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
Holders of the management company’s Class B interests (an affiliate of Lennar and FPC-HF Venture I) are entitled to receive all distributions, up to a maximum of $9.0 million, from the management company that are attributable to any contingent payments that may be received by the management company from the Great Park Venture pursuant to a cash flow participation agreement.
We do not anticipate making future payments for contributions related to our defined pension plan over the next twelve months as the plan is sufficiently funded. In 2004, our defined benefit pension plan was amended to cease future benefit accruals for services provided by participants of the plan and to close the plan to new participants.
We are committed under various letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $2.4 million at both December 31, 2018 and 2017, respectively. At both December 31, 2018 and 2017, we had $1.4 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our Revolving Credit Facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of December 31, 2018, we were using approximately $1.0 million in capacity under the Revolving Credit Facility to support LOCs. Additionally, in the ordinary course of business and as a part of the entitlement and development process, we are required to provide performance bonds to ensure completion of certain development obligations. We had outstanding performance bonds of $73.5 million as of December 31, 2018.
At December 31, 2018, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.
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
For purposes of the formation transactions, the fair value of inventories was determined primarily by a discounted cash flow model. Projected cash flows are significantly affected by estimates of land sales prices, development costs and cost reimbursements. In forming such estimates, we make assumptions about market conditions that include the length of time and cost to complete the entitlements on our land, the cost of labor and materials to complete horizontal development obligations, the type and size of homes and commercial buildings that will be built on our land and the associated costs of labor and materials to construct those homes and commercial buildings, and the sales price of homes to residents. In determining these assumptions, we utilize historical trends and data from past development projects in addition to internal and external market studies and trends, which generally include analysis of population growth and household formations, job and wage growth, mortgage interest rates, home prices and the supply, price and inflation rates of raw materials.
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

Revenue Recognition
Revenue from land sales contain both fixed (stated purchase price of the land) and variable considerations. A form of variable consideration is profit participation whereby we receive from homebuilders a portion of profit after the builder has received an agreed-upon margin. If the project profitability falls short of the participation threshold, we receive no additional revenues. In most contracts, at the time of the land sale we expect to constrain our estimate of profit participation, if any, as there are significant factors outside our control that will impact whether participation thresholds will be met. In addition, some residential homesite sale agreements contain a provision requiring the homebuilder to pay a marketing fee per residence sold, as a percentage of the home sale price. We estimate such fees as a variable consideration and include an amount we expect to be entitled to receive in the transaction price. At the end of each reporting period, we reassess the variable considerations to ensure changes in circumstances or constraints are appropriately reflected in the estimated transaction price. Changes in estimates of variable components of transaction prices could result in cumulative catch-up adjustments to revenue.
Revenues from management services are recognized as the customer consumes the benefits of the performance obligation satisfied over time. The transaction price pertaining to management services revenue may be comprised of fixed and variable components, including incentive compensation fee provisions that are contingent on the performance of our customer. In making estimates of incentive compensation we expect to be entitled to receive in exchange for providing management services, we make significant assumptions and judgments in evaluating the factors that may determine the amount of consideration we will ultimately receive. In doing so, we typically utilize cash flow projections. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general and administrative costs, and other factors. When changes in our estimates and assumptions occur, our estimate of the amount of incentive compensation we expect to be entitled to receive may change, resulting in a cumulative catch-up being recorded in the period of the change.
We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue, the complexity of estimating the amount of variable consideration, and judgment in identifying performance obligations and in determining the timing of recognizing revenue.
Impairment of Assets
Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment indicators for long-lived inventory assets include, but are not limited to, significant increases in horizontal development costs, significant decreases in the pace and pricing of home sales within our communities and surrounding areas and political and societal events that may negatively impact the local economy. For operating properties, impairment indicators may include significant increases in operating costs, decreased utilization and continued net operating losses. If indicators of impairment exist, and the undiscounted cash flows expected to be generated by a long-lived asset are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such long-lived asset to its estimated fair value. We generally estimate the fair value of our long-lived assets using a discounted cash flow model or through appraisals of the underlying property or a combination thereof.
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
Inventories
Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized inventory costs include land, horizontal development, real estate taxes and interest related to financing development and construction. Horizontal development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as schools, utilities, roads and bridges; and site costs, such as grading and amenities, to prepare the land for sale. Project litigation costs are charged to expense when incurred. Costs that cannot be clearly associated with the acquisition, development and construction of a real estate project or related selling expense are expensed as incurred. Certain public infrastructure project costs incurred by us are eligible for reimbursement, typically, from the proceeds of CFD bond debt, tax increment financing, state or federal grants or property tax assessments.
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
Recently Issued Accounting Pronouncements and Developments
See our consolidated financial statements included under Part II, Item 8 of this report for a discussion of new accounting pronouncements applicable to the Company.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of December 31, 2018.
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
As of December 31, 2018, we had outstanding consolidated indebtedness of $557.0 million, $65.1 million of which bears interest based on floating interest rates. If the relevant rates used to determine the interest rates on this floating rate indebtedness were to increase (or decrease) by 100 basis points, the interest expense would increase (or decrease) by approximately $0.7 million annually.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.
ITEM 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Point Holdings, LLC and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, capital, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2, Summary of Significant Accounting Policies—Recently adopted accounting pronouncements and Note 3, Revenues, to the consolidated financial statements, the Company has changed its method of accounting for revenues from contracts with customers as of January 1, 2018 using the modified retrospective approach with the cumulative effect recorded as an adjustment to opening capital due to the adoption of Accounting Standards Codification No. 606.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 14, 2019

We have served as the Company’s auditor since 2009.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31,
	2018	2017
ASSETS
INVENTORIES	$1,696,084	$1,425,892
INVESTMENT IN UNCONSOLIDATED ENTITIES	532,899	530,007
PROPERTIES AND EQUIPMENT, NET	31,677	29,656
ASSETS HELD FOR SALE, NET	—	4,519
INTANGIBLE ASSET, NET—RELATED PARTY	95,917	127,593
CASH AND CASH EQUIVALENTS	495,694	848,478
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,403	1,467
RELATED PARTY ASSETS	61,039	3,158
OTHER ASSETS	9,179	7,585
TOTAL	$2,923,892	$2,978,355

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$557,004	$560,618
Accounts payable and other liabilities	161,139	167,620
Liabilities related to assets held for sale	—	5,363
Related party liabilities	178,540	186,670
Deferred income tax liability, net	9,183	—
Payable pursuant to tax receivable agreement	169,509	152,475
Total liabilities	1,075,375	1,072,746

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2018—66,810,980 shares; 2017—62,314,850 shares
Class B common shares; No par value; Issued and outstanding: 2018—78,838,736 shares; 2017—81,463,433 shares
Contributed capital	556,521	530,015
Retained earnings	33,811	57,841
Accumulated other comprehensive loss	(3,306)	(2,455)
Total members’ capital	587,026	585,401
Noncontrolling interests	1,261,491	1,320,208
Total capital	1,848,517	1,905,609
TOTAL	$2,923,892	$2,978,355

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share/unit and per share/unit amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUES:
Land sales	$133	$17,257	$9,561
Land sales—related party	900	87,556	2,512
Management services—related party	40,976	22,517	16,856
Operating properties	6,981	12,101	10,439
Total revenues	48,990	139,431	39,368
COSTS AND EXPENSES:
Land sales	(165)	84,659	356
Management services	23,962	10,791	9,122
Operating properties	5,077	11,450	10,656
Selling, general, and administrative	98,983	122,367	120,724
Management fees—related party	—	—	1,716
Total costs and expenses	127,857	229,267	142,574
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	1,928	105,586	—
Interest income	11,767	2,577	—
Miscellaneous	8,573	93	57
Total other income	22,268	108,256	57
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(2,163)	5,776	(1,356)
(LOSS) INCOME BEFORE INCOME TAX (PROVISION) BENEFIT	(58,762)	24,196	(104,505)
INCOME TAX (PROVISION) BENEFIT	(9,183)	—	7,888
NET (LOSS) INCOME	(67,945)	24,196	(96,617)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(33,231)	(49,039)	(63,351)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(34,714)	$73,235	$(33,266)

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE/UNIT
Basic	$(0.53)	$1.33	$(0.89)
Diluted	$(0.53)	$0.18	$(0.89)
WEIGHTED AVERAGE CLASS A SHARES/UNITS OUTSTANDING
Basic	65,002,387	54,006,954	37,795,447
Diluted	65,002,387	133,007,828	37,795,447
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE/UNIT
Basic and diluted	$(0.00)	$0.00	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES/UNITS OUTSTANDING
Basic and diluted	79,859,730	78,821,553	49,547,050

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
NET (LOSS) INCOME	$(67,945)	$24,196	$(96,617)
OTHER COMPREHENSIVE (LOSS) INCOME:
Net actuarial (loss) gain on defined benefit pension plan	(1,252)	611	(332)
Reclassification of actuarial loss on defined benefit pension plan included in net (loss) income	90	113	91
Other comprehensive (loss) income before taxes	(1,162)	724	(241)
INCOME TAX (PROVISION) BENEFIT RELATED TO OTHER COMPREHENSIVE (LOSS) INCOME	—	—	(8)
OTHER COMPREHENSIVE (LOSS) INCOME—Net of tax	(1,162)	724	(249)
COMPREHENSIVE (LOSS) INCOME	(69,107)	24,920	(96,866)
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(33,675)	(48,737)	(63,522)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(35,432)	$73,657	$(33,344)

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share/unit amounts)

	Class A Units	Class B Units	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - January 1, 2016	36,627,847	12,792,948	—	—	$245,829	$17,872	$(2,779)	$260,922	$87,511	$348,433
Net loss	—	—	—	—	—	(33,266)	—	(33,266)	(63,351)	(96,617)
Share-based compensation expense	—	—	—	—	27,746	—	—	27,746	—	27,746
Reacquisition of share-based compensation for tax-withholding purposes	—	—	—	—	(381)	—	—	(381)	—	(381)
Conversion of Class A units to Class A common shares	(36,627,847)	—	36,627,847	—	—	—	—	—	—	—
Cancellation of Class B units	—	(12,792,948)	—	—	—	—	—	—	—	—
Sale of Class B Common Shares	—	—	—	74,320,576	470	—	—	470	—	470
Formation Transactions	—	—	798,161	—	119,208	—	388	119,596	1,241,208	1,360,804
Initial liability recognized under tax receivable agreement—net of tax benefit of $69,752	—	—	—	—	(132,093)	—	—	(132,093)	—	(132,093)
Other comprehensive loss—net of tax of $8-actuarial loss on pension plan	—	—	—	—	—	—	(78)	(78)	(171)	(249)
BALANCE - December 31, 2016	—	—	37,426,008	74,320,576	$260,779	$(15,394)	$(2,469)	$242,916	$1,265,197	$1,508,113
Net income (loss)	—	—	—	—	—	73,235	—	73,235	(49,039)	24,196
Share-based compensation expense	—	—	—	—	18,421	—	—	18,421	—	18,421
Reacquisition of share-based compensation for tax-withholding purposes	—	—	—	—	(6,480)	—	—	(6,480)	—	(6,480)
Settlement of restricted share units for Class A common shares	—	—	285,670	—	—	—	—	—	—	—
Issuance of share-based compensation awards	—	—	453,172	—	—	—	—	—	—	—
Issuance of Class A common shares in initial public offering—net of underwriting discount and offering costs of $21,294	—	—	24,150,000	—	316,806	—	—	316,806	—	316,806
Issuance of Class A Common Units and related sale of Class B common shares in private placement	—	—	—	7,142,857	45	—	—	45	100,000	100,045
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	—	—	(56,216)	—	—	(56,216)	—	(56,216)
Other comprehensive income—net of tax of $0-actuarial gain on pension plan	—	—	—	—	—	—	422	422	302	724
Adjustment of noncontrolling interest in the Operating Company	—	—	—	—	(3,340)	—	(408)	(3,748)	3,748	—
BALANCE - December 31, 2017	—	—	62,314,850	81,463,433	$530,015	$57,841	$(2,455)	$585,401	$1,320,208	$1,905,609
Adoption of accounting standards	—	—	—	—	—	10,684	—	10,684	13,961	24,645
Net loss	—	—	—	—	—	(34,714)	—	(34,714)	(33,231)	(67,945)
Share-based compensation expense	—	—	—	—	11,464	—	—	11,464	—	11,464
Reacquisition of share-based compensation for tax-withholding purposes	—	—	(68,886)	—	(5,131)	—	—	(5,131)	—	(5,131)
Settlement of restricted share units for Class A common shares	—	—	319,783	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	—	—	1,619,752	—	—	—	—	—	—	—
Other comprehensive loss—net of tax of $0-actuarial gain on pension plan	—	—	—	—	—	—	(718)	(718)	(444)	(1,162)
Redemption of noncontrolling interests	—	—	2,625,481	(2,624,697)	30,190	—	(102)	30,088	(30,088)	—
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	—	—	(18,963)	—	—	(18,963)	—	(18,963)
Adjustment of noncontrolling interest in the Operating Company	—	—	—	—	8,946	—	(31)	8,915	(8,915)	—
BALANCE - December 31, 2018	—	—	66,810,980	78,838,736	$556,521	$33,811	$(3,306)	$587,026	$1,261,491	$1,848,517

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(67,945)	$24,196	$(96,617)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in loss (earnings) from unconsolidated entities	2,163	(5,776)	1,356
Deferred income taxes	9,183	—	(7,888)
Depreciation and amortization	13,260	1,508	3,042
Noncash adjustment of payable pursuant to tax receivable agreement liability	(1,928)	(105,586)	—
Gain on sale of golf club operating properties	(6,700)	—	—
Gain on insurance proceeds for damaged property	(1,566)	—	—
Share-based compensation	11,464	18,421	27,746
Changes in operating assets and liabilities:
Inventories	(278,008)	(64,523)	(61,746)
Related party assets	(17,787)	49,253	14,230
Other assets	(1,073)	(923)	(479)
Accounts payable and other liabilities	(5,714)	59,774	11,237
Related party liabilities	1,355	(34,487)	(15,518)
Net cash used in operating activities	(343,296)	(58,143)	(124,637)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of marketable securities	—	45,210	25,000
Purchase of marketable securities	—	(25,233)	(20,763)
Distribution from Gateway Commercial Venture	6,450	—	—
Contribution to Gateway Commercial Venture	(8,438)	(106,500)	—
Purchase of indirect Legacy Interest in Great Park Venture—related party	(1,762)	—	—
Proceeds from sale of golf club operating properties	5,685	—	—
Proceeds from insurance on damaged property	1,749	—	—
Cash acquired in Formation Transactions, net of consideration paid	—	—	3,213
Cash from former San Francisco Venture members in relation to Formation Transactions	—	30,000	90,000
Cash paid to former San Francisco Venture members in relation to Separation Agreement	—	—	(14,606)
Purchase of properties and equipment	(3,105)	(242)	(1,091)
Net cash provided by (used in) investing activities	579	(56,765)	81,753
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of Initial Public Offering of Class A common shares—net of underwriting discounts of $18,402	—	319,698	—
Proceeds of Class B common share offering	—	45	470
Proceeds from senior notes offering	—	500,000	—
Proceeds from issuance of Class A Common Units in private placement	—	100,000	—
Principal payment on settlement note	(5,000)	—	(5,000)
Payment of equity offering costs	—	(2,499)	—
Reacquisition of share-based compensation awards for tax-withholding purposes	(5,131)	(6,480)	(381)
Payment of financing costs	—	(10,558)	(132)
Net cash (used in) provided by financing activities	(10,131)	900,206	(5,043)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(352,848)	785,298	(47,927)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	849,945	64,647	112,574
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$497,097	$849,945	$64,647
SUPPLEMENTAL CASH FLOW INFORMATION (Note 14)
See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION
Five Point Holdings, LLC, a Delaware limited liability company (the “Holding Company”) was formed on July 21, 2009. Prior to the completion of the Formation Transactions (as defined below) on May 2, 2016, the Holding Company was named Newhall Holding Company, LLC and through the operations of its subsidiaries, was primarily engaged in the planning and development of Newhall Ranch, a master-planned community located in northern Los Angeles County, California (the Holding Company together with its subsidiaries, the “Company”). Following completion of the Formation Transactions, the Company owns interests in, plans, and manages the development of multiple mixed-use, master-planned communities in coastal California, which are expected to include residential homes, commercial space, as well as retail, education and recreational elements, civic areas and parks and open spaces. In August 2017, the Company acquired an investment in a commercial office and research and development campus (the “Five Point Gateway Campus”) located on one of its master-planned communities (see Note 5).
On October 1, 2017, the Holding Company converted its operating subsidiary, Five Point Operating Company, LLC, from a Delaware limited liability company to a Delaware limited partnership named Five Point Operating Company, LP (in either instance, the “Operating Company”). The Holding Company conducts all of its operations through the Operating Company. The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company and at December 31, 2018 and 2017, the Holding Company and its wholly owned subsidiary owned approximately 61.7% and 58.6%, respectively, of the outstanding Class A Common Units of the Operating Company. The Holding Company also owned all of the outstanding Class B Common Units of the Operating Company at both December 31, 2018 and 2017.
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
• The Company acquired 37.5% of the Percentage Interest (as defined in Note 5) in Heritage Fields LLC (the “Great Park Venture”), the entity that is developing Great Park Neighborhoods in Irvine, California, in exchange for 17,749,756 Class A Common Units of the Operating Company;
• The Company acquired all of the Class B units of, and became the managing member of, the San Francisco Venture, the entity that is developing Candlestick Point and The San Francisco Shipyard in San Francisco, California, in exchange for 378,578 Class A Common Units of the Operating Company and other consideration;
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
Concentration of risk—As of December 31, 2018, the Company’s inventories and the Company’s unconsolidated entities’ inventories and properties are all located in California. The Company is subject to risks incidental to the ownership, development, and operation of commercial and residential real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, availability of land for development, changes in tax laws, interest rate levels, availability of financing, and potential liability under environmental and other laws.
The Company’s credit risk relates primarily to cash deposits, cash equivalents and restricted cash and certificates of deposit. Cash deposit accounts at each institution are in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any credit losses to date on its cash deposits, cash equivalents, restricted cash and certificates of deposit, and marketable securities—held to maturity. The Company’s risk management policies define parameters of acceptable market risk and strive to limit exposure to credit risk.
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
Contingent consideration assumed in a business combination is remeasured at fair value each reporting period until the contingency is resolved and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in results from operations.
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
Noncontrolling interests—The Company presents noncontrolling interests and classifies such interests within capital, but separate from the Company’s Class A and Class B members’ capital when the criteria for permanent equity classification has been met. Noncontrolling interests in the Company represent interests held by owners, excluding the Operating Company, of consolidated subsidiaries of the Operating Company, and investors in the Operating Company excluding the Holding Company. Net income or loss of the Operating Company is allocated to noncontrolling interests based on substantive profit sharing arrangements within the operating agreements, or if it is determined that a substantive profit sharing arrangement does not exist, allocation is based on relative ownership percentage of the Operating Company and the noncontrolling interests.
Revenue recognition—Under ASC 606, Revenue From Contracts With Customers (“ASC 606”), which the Company adopted on January 1, 2018 (see –Recently Adopted Accounting Pronouncements), revenues from land sales are recognized when the Company satisfies the performance obligation at a point in time, which typically occurs when the control of the land passes to its customers. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to receive (i.e., the transaction price) in exchange for the transfer of land. The transaction price typically contains fixed and variable components in which the fixed consideration represents the stated purchase price for the land. Some of the Company’s residential homesite sale agreements contain a profit participation provision, a variable consideration, whereby the Company receives from homebuilders a portion of profit after the builder has received an agreed-upon margin. If the project profitability falls short of the participation threshold, no additional revenue is received. In most contracts, at the time of the land sale, the estimate of profit participation, if any, is constrained, as there are significant factors outside of the Company’s control that will impact whether participation thresholds will be met. In addition, some residential homesite sale agreements contain a provision requiring the homebuilder to pay a marketing fee per residence sold, as a percentage of the home sale price. Such fees are estimated as a variable consideration and the amount the Company expects to be entitled to receive is included in the transaction price. At the end of each reporting period, variable considerations are reassessed to ensure changes in circumstances or constraints are appropriately reflected in the estimated transaction price. Changes in estimates of variable components of transaction prices could result in cumulative catch-up adjustments to revenue.
A contract asset or liability is recognized when the timing of the satisfaction of a performance obligation is different from the timing of the payments made by customers. Contract assets typically consist of estimates of contingent or variable consideration that has been included in the transaction price and recognized as revenue before the contingency is resolved and the contractual payment is due. Contract liabilities typically consist of payments received prior to satisfying the associated performance obligation. For example, a contract asset may be recorded at the closing of a land sale representing the estimated marketing fees included in the transaction price. However, the actual amount and timing of marketing fee payments is not known until the time a residence is sold. As marketing fee payments are collected from customers, the contract asset balance will be adjusted and reduced accordingly. Further, re-estimation of marketing fees at the end of each reporting period may result in an increase or decrease to the contract asset.
Under ASC 605, Revenue Recognition (“ASC 605”) for periods prior to January 1, 2018, revenues from land sales were recognized when a significant down payment was received, the earnings process was complete, title passes, and the collectability of any receivables was reasonably assured. Revenues from profit participation were recognized when sufficient evidence existed that the homebuilding project had met the participation thresholds and the Company had collected the profit participation payment or was reasonably assured of collection. The Company deferred revenue on amounts collected in advance of meeting the recognition criteria. Lastly, marketing fees were recognized upon collection of receipts from the customer.
Under ASC 606, revenues from management services are recognized as the customer consumes the benefits of the performance obligation satisfied over time. The transaction price pertaining to management services revenue is comprised of fixed and variable components whereby the fixed consideration typically represents a base management fee. The Company’s management agreements may contain incentive compensation fee provisions contingent on the performance of customers. In making estimates of incentive compensation, the Company expects to be entitled to receive in exchange for providing management services, significant assumptions and judgments are made in evaluating the factors that may determine the amount of consideration the Company will ultimately receive. In doing so, cash flow projections are typically utilized. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general and administrative costs, and other factors. Incentive compensation revenue from management services is recognized evenly over the expected contract term, as the performance obligation is satisfied. When changes in estimates and assumptions occur, the estimate of the amount of incentive compensation the Company expects to be entitled to receive may change, resulting in a cumulative catch-up being recorded in the period of the change. Similar to land sale revenues, a contract asset may be recognized associated with revenues generated from management services when there is a timing difference between the satisfaction of performance obligations and revenues becoming billable. Reassessment of the estimated transaction price at the end of each reporting period may increase or decrease contract assets. Contract asset balances are reduced when revenues from our customers become billable.
Under ASC 605, the Company recorded management services revenues over the period in which the services were performed, fees were determinable, and collectability was reasonably assured. The Company recorded revenues from annual fees ratably over the contract period using the straight-line method and the Company recognized incentive compensation in the period in which the contingency was resolved and only to the extent other recognition conditions had been met.
Included in operating properties revenues in the consolidated statements of operations are revenues from the Company’s agriculture and energy operations and its golf club operation, Tournament Players Club at Valencia Golf Course (sold in January 2018).
Impairment of assets—Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment indicators for long-lived inventory assets include, but are not limited to, significant increases in horizontal development costs, significant decreases in the pace and pricing of home sales within the Company’s communities and surrounding areas and political and societal events that may negatively affect the local economy. For operating properties, impairment indicators may include significant increases in operating costs, decreased utilization, and continued net operating losses. If indicators of impairment exist, and the undiscounted cash flows expected to be generated by a long-lived asset are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such long-lived asset to its estimated fair value. The Company generally estimates the fair value of its long-lived assets using a discounted cash flow model or sales comparison approach of the underlying property or a combination thereof.
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

Share-based payments— Share-based payments are recognized on a straight-line basis over the service period in the statement of operations based on their measurement date fair values. Forfeitures, if any, are accounted for in the period when they occur.
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
Marketable securities—During the years ended December 31, 2017 and 2016, the Company made investments in marketable debt securities. The Company purchased each investment with the intent and ability to hold the investment until maturity and carried each investment at amortized cost. The amortized cost of such debt securities were adjusted for amortization of premiums and accretion of discounts, using the effective interest method or a method that approximates the effective interest method. Amortization and accretion of premiums and discounts are included in selling, general, and administrative costs and expenses in the accompanying consolidated statements of operations. The Company evaluates securities in unrealized loss positions for evidence of other-than-temporary impairment, considering, among other things, duration, severity, and financial condition of the issuer. No other-than-temporary impairments were identified during either year ended December 31, 2017 or 2016, and the Company held no marketable securities at December 31, 2018 or 2017.
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
Held for sale classification—Assets to be disposed of together as a group in a single transaction and liabilities directly associated with those assets that will be transferred in the transaction are classified as held for sale on the Company’s consolidated balance sheet. Management evaluates certain criteria when determining held for sale classification including management’s authority to approve a disposal, management’s commitment to a plan to sell the disposal group, and the probability of completing the sale within one year. When initially classified as held for sale, assets and liabilities of assets held for sale are measured at the lower of carrying value or fair value less costs to sell. Included in the consolidated balance sheet at December 31, 2017 are assets and liabilities related to The Tournament Players Club at Valencia Golf Course that have been classified as held for sale. Assets held for sale of $4.5 million were comprised of property and equipment of $3.7 million, net of accumulated depreciation of $1.9 million, and other assets of $0.8 million. Liabilities of assets held for sale of $5.4 million consisted of club membership liabilities totaling $5.3 million and other liabilities of $0.1 million. In January 2018, The Tournament Players Club at Valencia Golf Course was sold for cash proceeds of $5.9 million, and the buyer’s assumption of certain liabilities, including certain membership related liabilities. Results of operations of The Tournament Players Club at Valencia Golf Course, prior to disposal, are included in the Company’s Newhall segment. The property was operated by the Company as an amenity to the Company’s fully developed Valencia community. There are no assets or liabilities held for sale at December 31, 2018.
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
The Company evaluates the recoverability of its investment in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” the Company reduces the investment to its estimated fair value. No other-than-temporary impairments were identified during either the year ended December 31, 2018, 2017 or 2016.
Inventories—Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized direct and indirect inventory costs include land, land in which the Company has the rights to receive in accordance with a disposition and development agreement (see Note 4), horizontal development costs, real estate taxes, and interest related to financing development and construction. During the years ended December 31, 2018, 2017 and 2016, the Company incurred interest expense, including amortization of debt issuance costs, all of which was capitalized into inventories, of $54.8 million, $9.4 million and $3.5 million, respectively. Horizontal development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as schools, utilities, roads, and bridges; and site costs, such as grading and amenities, to bring the land to a saleable state. General and administrative costs related to project litigation are charged to expense when incurred. Costs that cannot be clearly associated with the acquisition, development, and construction of a real estate project and selling expenses are expensed as incurred. The Company expenses advertising costs as incurred, which were $2.0 million, $4.3 million and $3.5 million during the years ended December 31, 2018, 2017 and 2016, respectively. Certain public infrastructure project costs incurred by the Company are eligible for reimbursement, typically, from the proceeds of CFD bond debt, state and federal grants or property tax assessments.
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

Intangible Asset—In connection with the Company’s acquisition of the Management Company (see Note 4), the Company acquired an intangible asset related to the contract value of the incentive compensation provisions of the Management Company’s development management agreement with the Great Park Venture. The Company records amortization expense over the contract period based on the pattern in which the Company expects to recognize the economic benefits from the incentive compensation.
Receivables—The Company evaluates the carrying value of receivables, which includes receivables from related parties, at each reporting date to determine the need for an allowance for doubtful accounts. As of both December 31, 2018 and 2017, the allowance for doubtful accounts was not significant.
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
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Gain on sale of golf club operating property	$6,700	$—	$—
Gain on insurance claims	1,566	—	—
Net periodic pension benefit	307	93	57
Total miscellaneous other income	$8,573	$93	$57
Recently issued accounting pronouncements—In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”) which simplifies the accounting of share-based payments granted to nonemployees for goods and services. Under ASU No. 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees including the determination of the measurement date. ASU No. 2018-07 generally requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments in ASU No. 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2018-07 to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). This ASU generally requires that lessees recognize right-of-use assets and lease liabilities on the balance sheet for operating and financing leases and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for public entities in fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The FASB has issued multiple clarifications and updates since ASU No. 2016-02 that include, but is not limited to, the ability to elect practical expedients upon transition.
The Company will adopt ASU No. 2016-02 effective on January 1, 2019 on a modified retrospective basis. Consequently, comparative prior periods presented in financial statements after adoption will continue to be in accordance with current U.S. GAAP (Topic 840, Leases). Upon transition, the Company will elect the package of practical expedients, whereby the Company will not reassess whether existing contracts contain leases, the lease classification of existing leases and initial direct costs associated with those leases. Additionally, the Company expects to exclude recognition of short term leases on the balance sheet and not separate lease and nonlease components for both lessee and lessor leases. Lease payments for short term leases would continue to be recognized in the consolidated statements of operations on a straight-line basis over the lease term. The Company estimates recognizing total lease liabilities ranging from $25 million to $35 million and corresponding right-of-use assets ranging from $30 million to $40 million predominantly associated with leased office space. The difference between the right-of-use asset and lease liability is primarily due to the existing prepaid and deferred rent balances, resulting from historical straight-lining of operating leases, that will be reclassified upon adoption to increase or reduce the measurement of the right-of-use assets. The Company continues to evaluate the disclosure requirements and the Company’s associated processes and disclosure controls in advance of the first interim reporting period after adoption. The Company does not expect the adoption of ASU No. 2016-02 to have a material impact on the Company’s consolidated statement of operations or statement of cash flows.
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
Recently adopted accounting pronouncements—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU No. 2014-09 and the related ASUs that formed ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective approach with the cumulative effect recorded as an adjustment to opening capital. The new guidance was applied to contracts not completed at the transition date. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under ASC Topic 605, Revenue Recognition, and other industry specific guidance.
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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU No. 2016-15”) which amends the guidance in ASC Topic 230, Statement of Cash Flows, on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU No. 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The Company adopted ASU No. 2016-15 effective January 1, 2018 retrospectively with no material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force) (“ASU No. 2016-18”) which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. The Company adopted this guidance on January 1, 2018 retrospectively and as a result included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statement of cash flows.

The effect of the changes made to the Company’s consolidated statement of cash flow line items from the adoption of ASU No. 2016-18 were as follows (in thousands):

	Year Ended December 31, 2017
	As Previously Reported	Adjustments due to ASU No. 2016-18	As Adjusted
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and certificates of deposits	$876	$(876)	$—
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	786,174	(876)	785,298
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	62,304	2,343	64,647
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	848,478	1,467	849,945

	Year Ended December 31, 2016
	As Previously Reported	Adjustments due to ASU No. 2016-18	As Adjusted
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and certificates of deposits	$1,574	$(1,574)	$—
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(46,353)	(1,574)	(47,927)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	108,657	3,917	112,574
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	62,304	2,343	64,647

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU No. 2017-07”) which amends the guidance for the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU No. 2017-07 requires entities to report non-service-cost components of net periodic benefit cost outside of income from operations. The Company adopted ASU No. 2017-07 effective January 1, 2018, retrospectively, which resulted in reclassifying net periodic pension benefit of $93,000 and $57,000 from selling, general, and administrative expenses to miscellaneous other income on the consolidated statement of operations for the years ended December 31, 2017 and 2016, respectively.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No. 2017-09”). ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718, Compensation - Stock Compensation. The Company adopted the amendments of ASU No. 2017-09 effective January 1, 2018 prospectively with no material impact on the Company’s consolidated financial statements.

3.    REVENUES
The application of the new revenue standard had the following impacts to the financial statement line items in the Company’s consolidated financial statements (in thousands):

Statement of Operations
	Year Ended December 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
REVENUES:
Land sales	$133	$486	$(353)
Land sales—related party	900	497	403
Management services—related party	40,976	23,055	17,921
Operating properties	6,981	6,667	314
COSTS AND EXPENSES:
Land sales	(165)	(378)	213
Management services	23,962	11,506	12,456
Operating properties	5,077	4,935	142
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(2,163)	(2,399)	236
NET LOSS	(67,945)	(73,654)	5,709
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(33,231)	(36,023)	2,792
NET LOSS ATTRIBUTABLE TO THE COMPANY	(34,714)	(37,631)	2,917

Balance Sheet
	December 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
ASSETS
Inventories	$1,696,084	$1,698,630	$(2,546)
Investment in unconsolidated entities	532,899	529,596	3,303
Intangible asset, net—related party	95,917	127,593	(31,676)
Related party assets	61,039	11,205	49,834
Other assets	9,179	8,522	657
LIABILITIES
Accounts payable and other liabilities	161,139	162,588	(1,449)
Related party liabilities	178,540	187,873	(9,333)
CAPITAL
Retained earnings	33,811	20,210	13,601
Noncontrolling interest	1,261,491	1,244,738	16,753

As a result of applying the new revenue standard, there was no impact to the Company’s operating, investing or financing activities in the consolidated statement of cash flows other than a change to net loss and therefore a corresponding impact on the reconciling items to arrive at the net cash used in operating activities.

Revenues are recognized when control of the promised goods (i.e., land) or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
At contract inception, the Company assesses the goods and services promised in its contract with its customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or a series of services) that is distinct. Identified performance obligations are assessed by considering implicit and explicitly stated promises. For the distinct performance obligation related to land sales, the Company typically satisfies the performance obligations at a point in time, upon transferring control of the land (when title passes at the close of escrow). The customer is able to direct the use of, control and obtain substantially all of the benefits from the land when title passes. For the distinct performance obligation related to management services, which is comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, the Company typically satisfies the performance obligations over time as services are rendered. The customer consumes the benefits of the management services as the performance obligation is satisfied over time. The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 15) (in thousands):

	Year Ended December 31, 2018
	Newhall	San Francisco	Great Park	Commercial	Total
Land sales	$149	$884	$—	$—	$1,033
Management services	—	4,397	35,090	1,489	40,976
Operating properties	3,878	729	—	—	4,607
Total revenues subject to ASC 606	4,027	6,010	35,090	1,489	46,616
Operating properties leasing revenues	2,374	—	—	—	2,374
Total Revenues	$6,401	$6,010	$35,090	$1,489	$48,990

Contract balances are recorded on the consolidated balance sheet in related party assets and other assets for receivables from customers and contract assets (unbilled receivables) depending on whether the customer is a related party. Similarly, contract liabilities (deferred revenue) are included in accounts payable and other liabilities and related party liabilities. When the timing of the Company’s satisfaction of a performance obligation is different from the timing of the payments made by customers, the Company recognizes either a contract asset or a contract liability. Contract assets typically consist of the Company’s estimate of contingent or variable consideration that has been included in the transaction price and recognized as revenue before the contractual payment is due. Contract liabilities typically consist of payments received by the Company prior to the Company satisfying the associated performance obligation.
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
The opening (after initial adoption) and closing balances of the Company’s contract assets for the year ended December 31, 2018 were$39.0 million and $50.6 million, respectively. The increase of $11.6 million between the opening and closing balances of the Company’s contract assets primarily results from an increase of $18.6 million during the year ended December 31, 2018 as a result of a timing difference between the Company’s recognition of revenue earned for the performance of management services and contractual payments due from the customer during the period. Offsetting such increase was the derecognition of $7.0 million, representing variable cash consideration related to a land sale from a previous period. In September 2018, the Company relinquished its rights to the variable consideration in favor of additional entitlements transferred from the buyer that can be used at Candlestick Point and The San Francisco Shipyard communities (see Note 10). The total transaction price for this purchase and sale agreement did not change as a result of the changes to the consideration components. The Company’s opening and closing contract liabilities for the year ended December 31, 2018 were insignificant.
As of December 31, 2018, the aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations associated with the development management agreement with the Great Park Venture was $56.0 million. The Company will recognize this revenue ratably as services are provided over the expected contract term, which terminates in December 2021, unless extended by mutual agreement by both the Company and the Great Park Venture. At each reporting period the Company will reassess the estimate of the amount of variable consideration the Company is expected to be entitled to such that it is probable that a significant reversal will not occur. Significant judgment is involved in management’s estimate of the amount of variable consideration included in the transaction price. In making this estimate, management utilizes projected cash flows of the operations of the Great Park Venture. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general, and administrative costs, and other factors. When changes in the estimate occur, a cumulative catch-up will be recorded in the period and the transaction price allocated to the unsatisfied performance obligation will be adjusted. The Company applies the disclosure exemptions associated with remaining performance obligations for contracts with an original expected term of one year or less, contracts for which revenue is recognized in proportion to the amount of services performed and variable consideration that is allocated to wholly unsatisfied performance obligations for services that form part of a series of services.

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
The Company was a party to a cost sharing agreement related to the transactions that were consummated through the Contribution and Sale Agreement in which financial advisory, legal, accounting, tax and other consulting services were shared between the Company, the San Francisco Venture, the Great Park Venture and the Management Company. The Management Company acted as the administrative agent for all the parties. Transaction costs of $1.8 million was incurred directly by the Company or allocated to the Company under the cost sharing agreement during the year ended December 31, 2016 and is included in selling, general, and administrative expense in the accompanying consolidated statement of operations.
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
• Once a final subdivision map is recorded, title to a parking structure parcel at Candlestick Point (“CP Parking Parcel”) was to be conveyed to CPHP and CPHP was to assume the obligation to construct the parking structure and certain other improvements at Candlestick Point;
• CPHP was transferred the membership interest in Candlestick Retail Member, LLC, (“Mall Venture Member”), the entity that had entered into a joint venture (“Mall Venture”) with CAM Candlestick LLC (the “Macerich Member”) to build a fashion outlet retail shopping center (“Retail Project”) above and adjacent to the parking structure that CPHP is to construct on the CP Parking Parcel;
• Once a final subdivision map is recorded, the San Francisco Venture was to convey to the Mall Venture the property on which the Retail Project was to be built (the “Retail Project Property”); and
• CPHP assumed all of the vertical construction loans and EB-5 loan liabilities of the San Francisco Venture, subject to a reimbursement agreement for the portion of the EB-5 loans that were used to fund development of the portion of Candlestick Point and The San Francisco Shipyard that was not transferred to CPHP.
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
Accounts payable consists of payables related to normal business operations. Related party liabilities consist of (i) $102.7 million in EB-5 loan reimbursements to CPHP or its subsidiaries, pursuant to reimbursement agreements that the San Francisco Venture entered into as of May 2, 2016 to reimburse CPHP or its subsidiaries for the proceeds of the EB-5 loans that were used to fund development of the portion of Candlestick Point and The San Francisco Shipyard that were not transferred to CPHP; and (ii) $14.6 million closing cash adjustment payable to CPHP (see Note 10). The Macerich Note is a $65.1 million loan from an affiliate of the Macerich Member (see Note 11).
Management Company
The Management Company was formed in 2009 as a joint venture between the Company’s Chairman and Chief Executive Officer, Emile Haddad, and an affiliate of Lennar. Since being formed, the Management Company had been engaged by the Company as an independent contractor to supervise the day-to-day affairs of the Company and the assets of its subsidiaries. The Company awarded the Management Company a 2.48% ownership interest in the Company’s subsidiary FPL in connection with its engagement as development manager as well as a seat on the Company’s Board of Managers prior to the Formation Transactions. The Management Company has also acted as development manager for the Great Park Venture, under the terms of the development management agreement. Prior to the Formation Transactions, the Management Company also held an ownership interest in the Great Park Venture through an investment in a joint venture with an affiliate of Castlelake (“FPC-HF Venture I”). In 2014, the Management Company sold the rights to 12.5% of all incentive compensation under the development management agreement to FPC-HF Venture I in exchange for its ownership interest in FPC-HF Venture I. Concurrent with and pursuant to the terms and conditions of the Contribution and Sale Agreement, the Management Company amended and restated its limited partnership agreement. Among other things, the principal organizational changes that occurred were as follows:
• Distribution of the Management Company’s ownership interest in FPC-HF Venture I (see Note 5), to its selling shareholders, Emile Haddad and an affiliate of Lennar;

• The partnership interests were converted into two classes of partnership interests, designated as Class A interests and Class B interests. Holders of the Management Company’s Class B interests are entitled to receive distributions from the Management Company equal to the amount of any incentive compensation payments the Management Company receives under the development management agreement, as amended and restated (the “A&R DMA”), characterized as “Legacy Incentive Compensation.” Holders of Class A interests are entitled to all other distributions; and
• Admission of FPC-HF Venture I as a 12.5% holder of the Management Company’s Class B interests in exchange for FPC-HF Venture I’s contribution of its right to 12.5% of the Legacy Incentive Compensation, as defined and discussed in Note 10.
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

The intangible asset is a contract asset resulting from the incentive compensation provisions of the A&R DMA. The A&R DMA has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew at the mutual agreement of terms and provisions by both the Company and the Great Park Venture for three additional years and then two additional years. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received. The investment in FPL, which was stepped up to fair value, eliminates in consolidation as FPL is a consolidated subsidiary of the Company. Related party liabilities are comprised of the Class B distribution rights that were held by Emile Haddad, an affiliate of Lennar and FPC-HF Venture I. The Class B interests were determined to not be a substantive form of equity because the interests only entitle the holders to the Legacy Incentive Compensation payments, and does not expose the holders to the net assets or residual interest of Management Company. Class B distributions will be made when the Management Company receives Legacy Incentive Compensation payments under the A&R DMA. As of December 31, 2018, the Management Company had received $58.3 million of the Legacy Incentive Compensation and made distributions in the same amount to the holders of Class B interests. Related party liabilities also includes an obligation to the Operating Company for $14.1 million representing 12.5% of the Non-Legacy Incentive Compensation under the A&R DMA that the Management Company previously sold to FPC-HF Venture I and that the Operating Company acquired from FPC-HF Venture I in connection with the Contribution and Sale Agreement (see Note 10). This obligation and the Operating Company’s acquired asset are eliminated in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.
The Company recorded revenue and losses related to the acquisition of the Management Company and the San Francisco Venture for the year ended December 31, 2016 as follows (in thousands):

2016
Revenue	$15,223
Loss	$(11,992)

Tournament Players Club at Valencia Golf Course Disposal
In January 2018, the Tournament Players Club at Valencia Golf Course was sold for net cash proceeds of $5.7 million, and the buyer’s assumption of certain liabilities, including certain club membership related liabilities. The Company recognized a gain of $6.7 million as a result of the sale and such gain is included in miscellaneous other income in the consolidated statement of operations for the year ended December 31, 2018. The property was operated by the Company as an amenity to the Newhall segment’s fully developed Valencia community and the gain on the sale is included in the Newhall segment’s results for the year ended December 31, 2018.

5.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
On May 2, 2016, concurrent with and pursuant to the terms and conditions of the Contribution and Sale Agreement, the Great Park Venture amended and restated its limited liability company agreement, which split the previous interests in Great Park Venture into two classes of interests—“Percentage Interests” and “Legacy Interests.” The pre-Formation Transaction owners of Great Park Venture retained the Legacy Interests, which entitle them to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions. As of December 31, 2018, the Great Park Venture has made distributions to the holders of Legacy Interests in the aggregate amount of $355.0 million. Pursuant to the Contribution and Sale Agreement, the Operating Company acquired 37.5% of the Percentage Interests in exchange for issuing 17,749,756 Class A Common Units in the Operating Company to an affiliate of Lennar and to FPC-HF Venture I. Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use, master planned community located in Orange County, California. The Company, through its acquisition of the Management Company, has been engaged to manage the planning, development and sale of the Great Park Neighborhoods and supervise the day-to-day affairs of the Great Park Venture. The Great Park Venture is managed by an executive committee comprised of representatives appointed by only the holders of Percentage Interest. The Company does not control the actions of the executive committee.

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

The following table summarizes the statement of operations of the Great Park Venture for years ended December 31, 2018 and 2017 and for the period from the acquisition date of May 2, 2016 to December 31, 2016 (in thousands):

	2018	2017	2016
Land sale revenues	$175,689	$480,934	$22,505
Cost of land sales	(118,115)	(339,100)	(12,093)
Other costs and expenses	(54,506)	(105,772)	(82,392)
Net income (loss) of Great Park Venture	$3,068	$36,062	$(71,980)
The Company’s share of net income (loss)	$1,151	$13,523	$(26,992)
Basis difference (amortization) accretion	(2,057)	(7,763)	25,636
Equity in (loss) earnings from Great Park Venture	$(906)	$5,760	$(1,356)

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Inventories	$1,059,717	$1,089,513
Cash and cash equivalents	60,663	336,313
Receivable and other assets	33,836	21,778
Total assets	$1,154,216	$1,447,604
Accounts payable and other liabilities	$152,809	$225,588
Redeemable Legacy Interests	209,967	445,000
Capital (Percentage Interest)	791,440	777,016
Total liabilities and capital	$1,154,216	$1,447,604
The Company’s share of capital in Great Park Venture	$296,790	$291,381
Unamortized basis difference	128,863	132,111
The Company’s investment in the Great Park Venture	$425,653	$423,492

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

On August 10, 2017, through its wholly owned subsidiaries, the Gateway Commercial Venture completed the purchase of the Five Point Gateway Campus located in Irvine, California. The purchase price of $443.0 million was funded using capital contributions by the members of the Gateway Commercial Venture and $291.2 million in debt financing. The financing arrangement also provides for an additional $48.0 million to be borrowed for the cost of tenant improvements, leasing expenditures and certain capital expenditures. The debt obtained by the Gateway Commercial Venture is non-recourse to the Company other than in the case of customary “bad act” or bankruptcy or insolvency events. In July 2018, the Company made a capital contribution of $8.4 million to the Gateway Commercial Venture. The contribution, which related to funding of tenant improvements, is expected to be distributed back to the Company following completion of the tenant improvements. As of December 31, 2018, the Gateway Commercial Venture has made distributions totaling $6.5 million to the Company with the remaining balance expected to be received in 2019.
The following table summarizes the statement of operations of the Gateway Commercial Venture for the year ended December 31, 2018 and from August 4, 2017 (the date of our initial investment) to December 31, 2017 (in thousands):

	2018	2017
Rental revenues	$26,580	$9,245
Rental operating and other expenses	(4,963)	(1,091)
Depreciation and amortization	(11,730)	(4,504)
Interest expense	(11,563)	(3,629)
Net (loss) income of Gateway Commercial Venture	$(1,676)	$21
Equity in (loss) earnings from Gateway Commercial Venture	$(1,257)	$16
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Real estate and related intangible assets, net	$464,123	$448,795
Other assets	14,833	7,211
Total assets	$478,956	$456,006
Notes payable, net	$295,440	$286,795
Other liabilities, net	40,521	27,190
Members’ capital	142,995	142,021
Total liabilities and capital	$478,956	$456,006
The Company’s investment in the Gateway Commercial Venture	$107,246	$106,516

6.    NONCONTROLLING INTERESTS
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company and at December 31, 2018, the Holding Company and its wholly owned subsidiary owned approximately 61.7% of the outstanding Class A Common Units of the Operating Company, 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries, and records a noncontrolling interest for the remaining 38.3% of the outstanding Class A Common Units of the Operating Company.
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
Pursuant to the First Amendment to the Second Amended and Restated Limited Liability Company Agreement of The Shipyard Communities, LLC, dated as of February 13, 2019, the San Francisco Venture was authorized to issue Class C units to an affiliate of Lennar that agreed to contribute $25.0 million to the San Francisco Venture in exchange for the issuance of 25 million units of the new class of membership interest. Provided that Lennar completes the construction of a certain number of new homes in Candlestick Point as contemplated under its agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos communities facilities district formed for the Candlestick Point project, in an aggregate amount equal to 50% of any reimbursements up to a maximum amount of $25.0 million. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference in an aggregate amount equal to the cumulative amount of reimbursements received, less the aggregate amount previously paid to redeem Class C units. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive distributions. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick Point development.
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
During the year ended December 31, 2018, the Holding Company increased its ownership interest in the Operating Company as a result of equity transactions related to the Company’s share-based compensation plan and exchanges of Class A Common Units of the Operating Company for Class A common shares. During the year ended December 31, 2017, the Holding Company’s ownership interest in the Operating Company changed as a result of the Holding Company acquiring Class A Common Units of the Operating Company with the proceeds of the Holding Company’s IPO, the sale of Class A Common Units of the Operating Company in a private placement with Lennar, and equity transactions related to the Company’s share-based compensation plan.

7.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the TRA related obligation, which was $169.5 million and $152.5 million at December 31, 2018 and 2017 respectively. The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, Five Point Communities, LP and FPL, all of which have also been determined to be VIEs.
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
As of December 31, 2018, the San Francisco Venture had total combined assets of $1,151.4 million, primarily comprised of $1,137.0 million of inventories and $12.3 million in cash and total combined liabilities of $260.8 million including $168.9 million in related party liabilities and $65.1 million in notes payable.
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
As of December 31, 2018, Five Point Communities, LP and FPL had combined assets of $745.3 million, primarily comprised of $559.1 million of inventories, $95.9 million of intangibles, $54.3 million in related party assets and $0.1 million in cash, and total combined liabilities of $118.1 million, including $108.6 million in accounts payable and other liabilities and $9.5 million in related party liabilities.

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
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the years ended December 31, 2018, 2017 and 2016, respectively, there were no VIEs that were deconsolidated.

8.     PROPERTIES AND EQUIPMENT, NET
Properties and equipment as of December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Agriculture operating properties and equipment	$29,975	$29,689
Other	7,166	4,890
Total properties and equipment	37,141	34,579
Accumulated depreciation	(5,464)	(4,923)
Properties and equipment, net	$31,677	$29,656

Depreciation expense was $0.8 million, $1.1 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016 respectively.

9.    INTANGIBLE ASSET, NET—RELATED PARTY
In connection with the Company’s acquisition of the Management Company (see Note 4), the Company acquired an intangible asset related to the contract value of the incentive compensation provisions of the Management Company’s development management agreement with the Great Park Venture. The carrying amount and accumulated amortization of the intangible asset as of December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(33,788)	(2,112)
Net book value	$95,917	$127,593

The Company recorded amortization expense of $12.5 million for the year ended December 31, 2018, which is included in the cost of management services in the accompanying consolidated statement of operations. Amortization expense is recognized using a relative value method based on revenue recognition attributable to incentive compensation. No amortization expense was recorded for the year ended December 31, 2017, as the Company did not recognize any economic benefits from incentive compensation. Additionally, in connection with the transition adjustment recorded for the adoption of ASU No. 2014-09 on January 1, 2018, the Company recorded an increase to accumulated amortization of $19.2 million (see Note 2).

10.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s consolidated balance sheets as of December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Assets:
Contract asset (see Note 3)	$49,834	$—
Prepaid rent	5,972	—
Other	5,233	3,158
	$61,039	$3,158
Liabilities:
EB-5 loan reimbursements	$102,692	$102,692
Contingent consideration—Mall Venture project property	64,870	64,870
Deferred land sale revenue	—	9,860
Payable to holders of Management Company’s Class B interests	9,000	9,000
Other	1,978	248
	$178,540	$186,670

Development Management Agreement with the Great Park Venture (Legacy Incentive Compensation Contract Asset)
In 2010, the Great Park Venture, the Company’s equity method investee, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The compensation structure in place as per the A&R DMA consists of a base fee and incentive compensation. The base fee consists of a fixed annual fee and a variable fee equal to general and administrative costs incurred by the Management Company on behalf of the Great Park Venture. Incentive compensation is characterized as “Legacy Incentive Compensation” and “Non-Legacy Incentive Compensation.” The Legacy Incentive Compensation consists of the following: (i) $15.2 million, which was received by the Management Company on May 2, 2016; (ii) $43.1 million received by the Management Company on January 3, 2017; and (iii) a maximum of $9.0 million of incentive compensation payments attributed to contingent payments made under a cash flow participation agreement the Great Park Venture is a party to. Generally, the Non-Legacy Incentive Compensation is 9% of distributions made by the Great Park Venture, as defined in the A&R DMA, excluding the distributions to the holders of Legacy Interests of $565.0 million (see Note 5).
Due to the contingencies associated with the portion of the Legacy Incentive Compensation (maximum of $9.0 million) that has not been received and the Non-Legacy Incentive Compensation, no receivable was recognized at the acquisition date for these components and instead an intangible asset at fair value, was recognized at the acquisition date (see Note 4). Adoption of the new revenue guidance on January 1, 2018 (see Note 3) impacted the Company’s recognition of variable Legacy and Non-Legacy Incentive Compensation consideration. Previously, revenue was recognized when contingencies associated with the amount and timing of the consideration were resolved. Under the new guidance, estimates of the amount of variable consideration that the Company expects to be entitled to receive as revenue are recognized over time as management services are provided. Upon transitioning to the new guidance, the Company adjusted its opening balance sheet on January 1, 2018 to reflect a contract asset of $29.4 million representing an estimate of the cumulative amount of consideration the Company expected to be entitled to receive for services provided through the adoption date. At December 31, 2018, a contract asset balance of $47.7 million is included in related party assets on the accompanying consolidated balance sheet attributed to Legacy and Non-Legacy Incentive Compensation.
For the years ended December 31, 2018, 2017 and 2016, the Company recognized revenue from management services of $35.1 million (including incentive compensation), $16.2 million and $13.3 million,

respectively, related to all management fees under the A&R DMA and such revenues are included in management services—related party in the accompanying consolidated statements of operations. At December 31, 2018 and 2017, the Company had a receivable from the Great Park Venture of $3.0 million and $2.9 million, respectively, related to cost reimbursements under the A&R DMA. The receivable amounts are included in other related party assets in the table above. The current term of the A&R DMA ends in December 2021 and provides for term extensions at the mutual agreement of terms and provisions by both the Company and the Great Park Venture.

Purchase of Indirect Legacy Interest in Great Park Venture
In June 2018, the Company purchased an indirect interest in rights to certain Legacy Interests in the Great Park Venture that were held by Emile Haddad. At December 31, 2018, the carrying value of the purchased interests was $1.8 million and is included in other related party assets in the table above.
Five Point Gateway Campus Lease
In August 2017, the Company entered into a 130-month full service gross lease with the Gateway Commercial Venture, and the Company relocated its Orange County, California offices to the newly leased office space at the Five Point Gateway Campus in December 2018. At December 31, 2018, the Company had a prepaid rent balance of $6.0 million.
EB-5 Loan Reimbursements
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse CPHP or its subsidiaries for a portion of the EB-5 loan liabilities and related interest that were assumed by CPHP or its subsidiaries pursuant to the Separation Agreement. At both December 31, 2018 and 2017, the balance of the payable to CPHP or its subsidiaries was $102.7 million. Interest is paid monthly and totaled $4.2 million for each of the years ended December 31, 2018 and 2017. All of the incurred interest for the years ended December 31, 2018 and 2017 was capitalized into inventories as interest on development and construction costs. The weighted average interest rate as of December 31, 2018 was 4.1%. Principal payments of $39.4 million and $63.3 million are due in 2019 and 2020, respectively.
Contingent Consideration to Class A Members of the San Francisco Venture
Under the terms of the Separation Agreement, the San Francisco Venture retained the obligation under the Mall DAA to subdivide and convey the Retail Project Property to the Mall Venture, and the former owners of the San Francisco Venture retained the rights to 49.9% of the equity ownership in the Mall Venture. The obligation to convey the Retail Project Property to the Mall Venture represents additional consideration as the conveyance of the Retail Project Property provides direct benefit to the former owners (see Note 4).
In early 2019, after discussions between the Company, CPHP and the Macerich Member, the parties determined not to proceed with the Retail Project. As a result of terminating the Retail Project, the obligation of the San Francisco Venture to convey the CP Parking Parcel and the Retail Project Property was terminated, and the San Francisco Venture was also released from certain development obligations. In return, the San Francisco Venture repaid the Macerich Note and accrued interest (see Note 11). Additionally, the San Francisco Venture issued an aggregate of 436,498 of its Class A Units (while the Company concurrently sold 436,498 of the Company’s Class B common shares) to affiliates of Lennar and Castlelake (see Note 13). The San Francisco Venture can now redevelop these parcels for alternative uses.
Payables to Holders of Management Company’s Class B Interests
Holders of the Management Company’s Class B interests are entitled to receive all distributions from the Management Company that are attributable to any Legacy Incentive Compensation received by the Management Company. The Management Company made a $43.1 million payment to the holders of Class B interests of the Management Company in January 2017 in connection with the Management Company’s January 2017 collection of

Legacy Incentive Compensation in the same amount. No payments were made during the year ended December 31, 2018.
Transition Services Agreement
The Operating Company has engaged a subsidiary of Lennar to provide certain services, support, and resources to the Company under a Transition Services Agreement (“TSA”). The TSA was amended on May 1, 2018, which resulted in reduced services that substantially ceased at the end of 2018. For the years ended December 31, 2018, 2017 and 2016, the Company incurred $1.4 million, $1.8 million and $1.0 million, respectively, in costs for office space licensing and transition services. As of December 31, 2018 and 2017, the Company had related party payables of $0.1 million and $0.2 million, respectively, related to the various components of the TSA.

San Francisco Bay Area Development Management Agreements
The Company has entered into development management agreements with affiliates of Lennar and Castlelake in which the Company will provide certain development management services to various real estate development projects located in the San Francisco Bay area. The agreements generally consist of a fixed management fee and in some cases a variable fee equal to general and administrative costs incurred by the Company. In most cases the management agreements terminate upon project development milestones. For the years ended December 31, 2018, 2017 and 2016, the Company recognized revenue from these management services of $4.4 million, $5.8 million and $3.5 million, respectively. Revenues related to management fees under the San Francisco Bay area development management agreements are included in management services—related party in the accompanying consolidated statements of operations.

Gateway Commercial Venture Property Management Agreement
The Company has entered into a property management agreement with Gateway Commercial Venture in which the Company will provide certain property management services to the Five Point Gateway Campus. The agreement consists of a base management fee, calculated as the greater of a determined fixed value or percentage of gross rent, plus additional fees, when applicable, pertaining to management of tenant improvements and securing tenants. For the years ended December 31, 2018 and 2017, the Company recognized revenue from these management services of $1.5 million and $0.5 million, respectively, which is included in management services—related party in the accompanying consolidated statement of operations. At December 31, 2018, the Company had a contract asset balance of $0.2 million related to these management fees from the Gateway Commercial Venture.
Candlestick Point Purchase and Sale Agreements
The San Francisco Venture has entered into purchase and sale agreements with an affiliate of Lennar and Castlelake to sell homesites at Candlestick Point including one agreement for 3.6 acres of land where up to 390 for-sale homesites are planned to be built and one agreement for land that includes additional airspace parcels above the planned Retail Project where multi-family homesites were planned to be built. The Company was required to complete certain conditions prior to the close of escrow of the sale of the airspace parcels above the planned Retail Project, including recording the subdivision of the land and airspace parcels into separate legal parcels. The San Francisco Venture closed escrow on the for-sale homesites in January 2017 resulting in gross proceeds of $91.4 million. At December 31, 2017, the Company had $9.9 million of deferred revenue on this sale related to completion of certain infrastructure improvements. In transitioning to the new revenue recognition guidance (see Note 3), the Company determined that it transferred control of the land in connection with the 2017 land sale and satisfied the performance obligation to the buyer at the time of the sale, as such, the Company recognized $9.9 million in deferred revenues, and the associated inventory relief, directly to capital on January 1, 2018.
In connection with the termination of the Retail Project in early 2019 described above, the purchase and sale agreement for the planned multi-family homesites was terminated.

Entitlement Transfer Agreement
In December 2016, the San Francisco Venture entered into an agreement with an affiliate of Lennar and Castlelake pursuant to which an affiliate of Lennar and Castlelake agreed to transfer to the San Francisco Venture entitlements for the right to construct (1) at least 172 homesites (or, if greater, the number of entitled homesites that are not developed or to be developed by or on behalf of the San Francisco Agency or by residential developers on the land transferred to CPHP) and (2) at least 70,000 square feet of retail space (or, if greater, the amount of entitled retail space that is not developed or to be developed by or on behalf of the San Francisco Agency or by commercial developers on the land transferred to CPHP) for use in the development of other portions of Candlestick Point and The San Francisco Shipyard. The Company successfully received the necessary government approvals to effectuate the transfer of the entitlements in 2018, relinquished its rights to certain variable consideration related to the Candlestick Point purchase and sale agreements, and received the additional entitlements (see Note 3).

11.    NOTES PAYABLE, NET

At December 31, 2018 and 2017, notes payable consisted of the following (in thousands):

	2018	2017
7.875 % Senior Notes due 2025	$500,000	$500,000
Macerich Note	65,130	65,130
Settlement Note	—	5,000
Unamortized debt issuance costs and discount	(8,126)	(9,512)
	$557,004	$560,618

Senior Notes
In November 2017, the Operating Company and Five Point Capital Corp., a directly wholly owned subsidiary of the Operating Company (the “Co-Issuer” and, together with the Operating Company, the “Issuers”), offered, sold and issued $500.0 million aggregate principal amount of 7.875% unsecured senior notes due November 15, 2025 at 100% of par (the “Senior Notes”). Proceeds from the offering, after underwriting fees and offering expenses were $490.7 million. Interest on the notes is payable on May 15 and November 15 of each year. Interest incurred, including amortization of debt issuance costs, on the Senior Notes during the years ended December 31, 2018 and 2017 totaled $39.8 million and $4.6 million, respectively. All interest incurred was capitalized to inventories in both years.
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
Macerich Note
On November 13, 2014, in connection with entering into the Mall Venture and Mall DAA, a wholly-owned subsidiary of the San Francisco Venture issued a promissory note (the “Macerich Note”) to an affiliate of the Macerich Member in the amount of $65.1 million, bearing interest at 360-day LIBOR plus 2.0% (5.01% at December 31, 2018). It was anticipated that upon completion of certain conditions, including the conveyance of the Retail Project Property to the Mall Venture, the Macerich Member, in several steps, would cause the Macerich Note to be distributed to the Company, resulting in the extinguishment of the Macerich Note. However in early 2019, in connection with the termination of the Retail Project (see Note 10), the Company repaid the Macerich Note, plus paid or caused to be paid outstanding accrued interest of approximately $11.1 million. Offsetting the Company’s payment was a concurrent contribution to the San Francisco Venture of approximately $5.5 million from the members of CPHP (affiliates of Lennar and Castlelake).
Settlement Note
The settlement note represents the settlement of an April 2011 third party dispute related to a prior land acquisition in which the Company issued a $12.5 million non-interest-bearing promissory note. At issuance, the Company recorded a discount on the face value of the promissory note at an imputed interest rate of approximately 12.8%. Amortization expense of this discount is capitalized to the Company’s inventory each period. During the years ended December 31, 2018, 2017 and 2016, the Company capitalized amortization expense of $0.3 million, $0.5 million and $0.7 million, respectively. The Company made its final principal payment on the settlement note of $5.0 million in April 2018.
Revolving Credit Facility
The Company has a revolving credit facility (the “Revolving Credit Facility”), with aggregate commitments to $125.0 million. The Revolving Credit Facility matures on April 18, 2020, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and the lenders. Borrowings under the Revolving Credit Facility bear interest at LIBOR plus a margin ranging from 1.75% to 2.00% based on the Company’s leverage ratio. As of December 31, 2018, no funds have been drawn on the Revolving Credit Facility, however letters of credit of $1.0 million are issued and outstanding under the Revolving Credit Facility as of December 31, 2018, thus reducing the available capacity by the outstanding letters of credit amount.

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
At December 31, 2018 and 2017, the Company’s consolidated balance sheets include liabilities of $169.5 million and $152.5 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) of the Code to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s direct or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record additional TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Furthermore, the Company may record additional liabilities under the TRA if and when TRA Parties exchange Class A Common Units of the Operating Company for the Company’s Class A common shares or other equity transactions that impact the Holding Company’s ownership in the Operating Company. During the year ended December 31, 2017, the Company adjusted its recorded TRA liability as a result of equity transactions during the period, including the IPO and private placement. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent changes to the amount of TRA liabilities recorded. At the end of the 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which reduced the federal corporate tax rate from 35% to 21%. As a result of this reduction, the value of the benefit that the Company will receive from tax attributes and tax items that are the subject of the TRA was reduced and, as a result, the TRA liability was also reduced. During the year ended December 31, 2018, the Company adjusted its recorded TRA liability as a result of several exchanges of Class A Common Units of the Operating Company for the Company’s Class A common shares as well as certain other equity transactions associated with share based compensation. As a result of these changes, the value of the benefit that the Company will receive from tax attributes and tax items that are the subject of the TRA increased and, as a result, the TRA liability was increased.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the years ended December 31, 2018, 2017 and 2016.

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

Operating Leases
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. The Company also leases portions of its land to third parties for agricultural operations. As of December 31, 2018, minimum lease payments to be made under operating leases with initial terms in excess of one year and minimum lease payments to be received under noncancelable leases are as follows (in thousands):

Years Ending December 31,	Rental Payments	Rental Receipts
2019	$5,790	$633
2020	4,846	556
2021	5,263	193
2022	5,420	145
2023	5,583	142
Thereafter	13,065	925
	$39,967	$2,594

Rent expense for the years ended December 31, 2018, 2017 and 2016, was $2.7 million, $2.7 million and $1.8 million, respectively.
Newhall Ranch Project Approval Settlement
In September 2017, the Company reached a settlement (the “Newhall Settlement”) with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Newhall Ranch’s regulatory approvals and permits (see Legal Proceedings below). As of December 31, 2018, the Company has recorded a liability, included in accounts payable and other liabilities in the accompanying consolidated balance sheets, of $36.5 million associated with certain obligations of the settlement. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the Newhall Settlement. As of December 31, 2018, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $43.3 million with the final payment due in 2026. The Company did not reach a settlement with two local environmental organizations that have pending challenges to certain approvals for Newhall Ranch (the “Non-Settling Petitioners”).
Water Purchase Agreement
The Company is subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for the Company’s exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term. During the year ended December 31, 2018, the Company made a payment of $1.2 million. The annual minimum payments for years 2019 to 2023 are $1.2 million, $1.3 million, $1.3 million, $1.4 million, and $1.4 million respectively. At December 31, 2018, the aggregate annual minimum payments remaining under the initial term total $36.3 million.
Newhall Ranch Infrastructure Project
In January 2012, the Company entered into an agreement with Los Angeles County, in which the Company will finance up to a maximum of $45.8 million for the construction costs of an interchange project that Los Angeles County is managing. The interchange project is a critical infrastructure project that will benefit Newhall Ranch. As of December 31, 2018, the Company has made aggregate payments of $37.0 million and the interchange project is expected to be completed in 2019. There is also a provision for the Company to pay Los Angeles County interest on defined unreimbursed construction costs incurred prior to the reimbursement payment. Upon the final payment, Los Angeles County will credit the Company, in the form of bridge and thoroughfare construction fee district fee credits, an amount equal to the Company’s actual payments, exclusive of any interest payments. These credits are eligible for application against future bridge and thoroughfare fees the Company may incur. At December 31, 2018 and

2017, the Company had $7.6 million and $5.6 million, respectively, included in accounts payable and other liabilities in the accompanying consolidated balance sheets, representing unreimbursed construction costs payable to Los Angeles County.
Agreement Regarding Mall Venture
On May 2, 2016, the Company entered into an agreement with CPHP pursuant to which, upon completion of the Retail Project, CPHP was to contribute all of its interests in the Mall Venture Member to the Operating Company in exchange for 2,917,827 Class A Common Units of the Operating Company (see Note 4). Additionally, CPHP was to purchase an equal amount of Class B common shares from the Holding Company at a price of $0.00633 per share. If the Company or CPHP failed to achieve certain milestones, including the conveyance to the Mall Venture of the Retail Project Property on or prior to December 31, 2017, subject to certain extensions, Macerich would have the right to terminate the joint venture, require the Company to repay the $65.1 million Macerich Note (see Note 11) and to pay certain termination fees (50% of such termination fees would be funded by CPHP). However, the Company would no longer be obligated to transfer the Retail Project Property to the Retail Project or the CP Parking Parcel to CPHP and instead would be obligated to issue 436,498 Class A Common Units of the Operating Company to CPHP or its designees and CPHP or its designees will purchase an equal amount of Class B common shares from the Holding Company at a price of $0.00633 per share. The Retail Project Property had not been conveyed to the Mall Venture as of December 31, 2017. In early 2019, the Retail Project was terminated (see Note 10) and the Company repaid the Macerich Note, plus termination fees and issued affiliates of Lennar and Castlelake 436,498 Class A Units of the San Francisco Venture that are redeemable for Class A Common Units of the Operating Company and sold an equal number of Class B common shares. The Company can now redevelop these parcels for alternative uses.
Candlestick Point Development Agreement
On May 2, 2016, the Company entered into a development agreement with CPHP whereby among other things, CPHP agreed to be responsible for all design and construction costs associated with the parking structure to be built on the CP Parking Parcel, up to $240.0 million, and the Company agreed to reimburse CPHP for design and construction costs in excess of $240.0 million. In early 2019, the development agreement was terminated by the Company and CPHP concurrent with the termination of the Retail Project (see Note 10).
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $73.5 million and $79.9 million as of December 31, 2018 and 2017, respectively.
Candlestick Point and San Francisco Shipyard Disposition and Development Agreement
The San Francisco Venture is a party to a disposition and development agreement with the San Francisco Agency in which the San Francisco Agency will convey portions of Candlestick Point and The San Francisco Shipyard owned or acquired by the San Francisco Agency to the San Francisco Venture for development. The San Francisco Venture will reimburse the San Francisco Agency for reasonable costs and expenses actually incurred and paid by the San Francisco Agency in performing its obligations under the disposition and development agreement. The San Francisco Agency can also earn a return of certain profits generated from the development and sale of Candlestick Point and The San Francisco Shipyard if certain thresholds are met. As of December 31, 2018 the thresholds have not been met.
At December 31, 2018, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.

Letters of Credit
At December 31, 2018 and December 31, 2017, the Company had outstanding letters of credit totaling $2.4 million and these letters of credit were issued to secure various development and financial obligations. At December 31, 2018 and December 31, 2017, the Company had restricted cash and certificates of deposit of $1.4 million pledged as collateral under certain of the letters of credit agreements.
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
In September 2017, petitioners Center for Biological Diversity, California Native Plant Society, and Wishtoyo Foundation/Ventura Coastkeeper (collectively, “Settling Petitioners”) settled all of their respective claims in the case, leaving only two petitioners, SCOPE and Friends of the Santa Clara River (collectively, “Non-Settling Petitioners”). In October 2017, the two Non-Settling Petitioners objected to CDFW’s June 2017 reapproval of the Newhall Ranch EIR and project. In March 2018, the Supreme Court denied the Non-Settling Petitioners’ petition for review. In July 2018, the trial court entered its judgment at CDFW’s request discharging the trial court’s earlier writ, finding that CDFW has complied with it. The time for an appeal of the judgment expired in September 2018 without an appeal being filed.
Landmark Village and Mission Village
The Los Angeles County Board of Supervisors (“BOS”) approved the Newhall Ranch Landmark Village and Mission Village EIRs and permits in late 2011 and 2012. In 2012, petitioners filed two petitions (one for each village development) in the Superior Court challenging such approvals under certain state environmental and planning and zoning laws. In 2014, the Superior Court issued decisions in favor of Los Angeles County (the “County”) and the Company, and in 2015, the Court of Appeal affirmed the Superior Court’s decisions in full. Petitioners then filed a petition for review, and in 2015, the Supreme Court granted petitioners’ request to review the County’s GHG analysis, but ordered that further proceedings in the two actions be deferred pending disposition of the related GHG issue in the CDFW action noted above.
After the Supreme Court decision invalidating the GHG findings in the related CDFW action, in 2016, the Court of Appeal issued new decisions reversing the trial court judgments to the sole extent that the County’s EIRs did not support its GHG significance impact finding. The matters were remitted to the trial court and that court issued the judgment and writ requested by the County. In May 2017, petitioners filed a notice of appeal challenging the scope of the trial court’s judgment and writ.
In September 2017, the County advised the trial court it had taken the actions required to fully comply with the writs, and requested that the Superior Court discharge the writs. As explained in further detail below, the two

Non-Settling Petitioners filed a new action challenging the County’s certification of the additional environmental analyses and approval of the Landmark Village and Mission Village projects and related permits.
As with the CDFW action above, in September 2017, the Settling Petitioners settled all of their respective claims in the Landmark Village and Mission Village cases with the Company, leaving only the two Non-Settling Petitioners.
In October 2017, the two Non-Settling Petitioners objected to the County’s return to the writs, raising the same issues as to the scope of the trial court’s writ as they raised in the related CDFW action. As requested by the County and the Company, the trial court deferred its ruling on the Non-Settling Petitioners’ objections until the Court of Appeal’s opinion in the related CDFW action had been finalized and that court issued an opinion resolving the Landmark Village and Mission Village appeals as to the scope of the writs. As discussed above, in March 2018, the Supreme Court denied the Non-Settling Petitioners’ petition to review the Court of Appeal’s decision in the CDFW action. Thereafter, in May 2018, the Court of Appeal issued its combined decision in favor of the County and the Company on the Landmark Village and Mission Village appeals as to the scope of the writs. Based on the County’s compliance with the writ directives, the trial court issued signed orders discharging the writs in August 2018. The time for an appeal of the judgment expired in October 2018 without an appeal being filed.
Landmark Village/Mission Village
During the pendency of the above-referenced litigation involving the approval of the original EIRs and related permits for the Landmark Village and Mission Village projects, in July 2017, the BOS certified the final additional environmental analyses required as a result of the Supreme Court’s decision regarding the original GHG analysis and reapproved the Landmark Village and Mission Village projects and related permits. In August 2017, the two Non-Settling Petitioners filed a new petition for writ of mandate in the Superior Court. The petition challenges the County’s July 2017 approvals of the Mission Village and Landmark Village environmental analyses and the two projects based on claims arising under CEQA and the California Water Code. The Court held a hearing on the merits of the petition in September 2018. In December 2018, the Superior Court issued its written decision denying the Non-Settling Petitioners’ petition for writ of mandate. Thereafter, in January 2019, the Superior Court entered judgment on the petition for writ of mandate in favor of the County and the Company.
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
Hunters Point Litigation

In May 2018, residents of the Bayview Hunters Point neighborhood filed a putative class action in San Francisco Superior Court naming Tetra Tech, Inc., an independent contractor hired by the U.S. Navy to conduct testing and remediation of toxic radiological waste at The San Francisco Shipyard (“Tetra Tech”), Lennar and the Company as defendants. The plaintiffs allege that, among other things, Tetra Tech fraudulently misrepresented its test results and remediation efforts. The plaintiffs are seeking damages against Tetra Tech and have requested an injunction to prevent the Company and Lennar from undertaking any development activities at The San Francisco Shipyard.
In June 2018, two construction workers who allegedly engaged in development activities at The San Francisco Shipyard filed a lawsuit in San Francisco Superior Court naming Tetra Tech, Lennar and the Company, among others, as defendants. The plaintiffs allege personal injuries resulting from exposure to contamination at The San Francisco Shipyard and are seeking damages relating to such alleged injuries. In March 2019, the plaintiffs dismissed the Company from the lawsuit.
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

14.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$43,892	$4,211	$2,807

NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed by buyer in connection with sale of golf course operating property	$7,795	$—	$—
Class A common shares issued for redemption of noncontrolling interests	$30,088	$—	$—
Contingent consideration related to acquisition of the San Francisco Venture (see Note 4)	$—	$—	$64,870
Accrued deferred equity and debt offering costs	$—	$—	$1,038
Capital issued in acquisition of interest in the Management Company (see Note 4)	$—	$—	$173,488
Capital issued in acquisition of interest in the San Francisco Venture (see Note 4)	$—	$—	$8,939
Capital issued in acquisition of interest in the Great Park Venture	$—	$—	$419,088
Capital issued in purchase of rights to 12.5% of Non-Legacy Incentive Compensation from FPC-HF Venture I (see Note 4)	$—	$—	$14,110
Recognition of TRA liability	$18,963	$56,216	$201,845

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
Cash and cash equivalents	$495,694	$848,478	$62,304
Restricted cash and certificates of deposit	1,403	1,467	2,343
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$497,097	$849,945	$64,647

Amounts included in restricted cash and certificates of deposit represent amounts held as collateral on open letters of credit related to development obligations or because of other contractual obligations of the Company that require the restriction.

15.    SEGMENT REPORTING
As of and for the year ended December 31, 2018, the Company’s reportable segments consist of:
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
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of December 31, 2018, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounts for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting in the Formation Transactions. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers in addition to management services provided by the Company to the Great Park Venture.
• Commercial—includes Five Point Gateway Campus, an office and research and development campus within the Great Park Neighborhoods, consisting of four newly constructed buildings. Two of the four buildings are leased to one tenant under a 20-year triple net lease which commenced in August 2017. The Company and a subsidiary of Lennar have entered into separate 130-month full service gross leases to occupy a portion of the other two buildings. This segment also includes property management service provided by the Management Company to the Gateway Commercial Venture, the entity that owns the Five Point Gateway Campus. As of December 31, 2018, the Company had a 75% interest in the Gateway Commercial Venture and accounts for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture.

 Segment operating results and reconciliations to the Company’s consolidated balances are as follows:

	For the year ended December 31, 2018
	(in thousands)
	Newhall	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture (1)	Removal of Gateway Commercial Venture (1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations (2)	Corporate and unallocated (3)	Total Consolidated
Revenues	$6,401	$6,010	$210,779	$28,069	$251,259	$(175,689)	$(26,580)	$—	$—	$—	$—	$48,990
Depreciation and amortization	271	287	12,456	11,730	24,744	—	(11,730)	—	—	—	210	13,224
Interest income	1	—	2,815	—	2,816	(2,815)	—	—	—	—	11,766	11,767
Interest expense	—	—	—	11,563	11,563	—	(11,563)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	(6,802)	(18,060)	15,211	(187)	(9,838)	(3,068)	1,676	(906)	(1,257)	—	(54,552)	(67,945)
Other significant items:
Segment assets	596,222	1,151,372	1,303,362	479,662	3,530,618	(1,154,216)	(478,956)	425,653	107,246	(730)	494,277	2,923,892
Inventory assets and real estate related assets, net	559,126	1,136,958	1,059,717	464,123	3,219,924	(1,059,717)	(464,123)	—	—	—	—	1,696,084
Expenditures for long-lived assets (4)	198,008	73,177	109,292	27,030	407,507	(109,292)	(27,030)	—	—	—	2,354	273,539

	For the year ended December 31, 2017
	(in thousands)
	Newhall	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture (1)	Removal of Gateway Commercial Venture (1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations (2)	Corporate and unallocated (3)	Total Consolidated

Revenues	$31,568	$91,187	$497,173	$9,682	$629,610	$(480,934)	$(9,245)	$—	$—	$—	$—	$139,431
Depreciation and amortization	553	316	—	4,504	5,373	—	(4,504)	—	—	—	185	1,054
Interest income	3	—	2,226	—	2,229	(2,226)	—	—	—	—	2,574	2,577
Interest expense	—	—	—	3,628	3,628	—	(3,628)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	(12,358)	(19,268)	42,219	458	11,051	(36,061)	(21)	5,760	16	—	43,451	24,196
Other significant items:
Segment assets	444,407	1,123,266	1,578,142	456,292	3,602,107	(1,447,604)	(456,006)	423,492	106,516	(80,890)	830,740	2,978,355
Inventory assets	361,943	1,063,949	1,089,513	448,795	2,964,200	(1,089,513)	(448,795)	—	—	—	—	1,425,892
Expenditures for long-lived assets (4)	84,024	62,188	311,932	446,072	904,216	(311,932)	(446,072)	—	—	—	1	146,213

	For the year ended December 31, 2016
	(in thousands)
	Newhall	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture (1)	Removal of Gateway Commercial Venture (1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations (2)	Corporate and unallocated (3)	Total Consolidated
Revenues	$22,044	$3,999	$35,830	$—	$61,873	$(22,505)	$—	$—	$—	$—	$—	$39,368
Depreciation and amortization	492	195	2,113	—	2,800	—	—	—	—	—	58	2,858
Interest income	91	—	11,723	—	11,814	(11,723)	—	—	—	—	77	168
Segment loss/net loss	(22,703)	(14,204)	(67,668)	—	(104,575)	71,980	—	(1,356)	—	—	(62,666)	(96,617)
Other significant items:
Segment assets	416,445	1,134,196	1,669,679	—	3,220,320	(1,496,102)	—	417,732	—	(69,462)	42,094	2,114,582
Inventory assets	280,377	1,080,074	1,115,818	—	2,476,269	(1,115,818)	—	—	—	—	—	1,360,451
Expenditures for long-lived assets (4)	21,686	42,113	123,008	—	186,807	(123,008)	—	—	—	—	461	64,260

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s operating results and balances that are included in the Great Park segment and Commercial segment operating results and balances, respectively, but are not included in the Company’s consolidated results and balances.
(2) Represents intersegment balances that eliminate in consolidation.
(3) Corporate and unallocated activity is primarily comprised of corporate general, and administrative expenses and income taxes. Corporate and unallocated assets consist of cash, marketable securities, receivables, prepaids, and deferred equity offering and financing costs.
(4) Expenditures for long-lived inventory assets are net of cost reimbursements and include noncash project accruals and capitalized interest.

Lennar and several of its affiliates represented one of the Company’s major customers for the years ended December 31, 2017 and 2016, and accounted for approximately $93.4 million or 67% and $6.0 million or 15%, respectively, of total consolidated revenues. These revenues represented land sales and management services revenues, and were reported in the Newhall and San Francisco segments. The Great Park Venture represented another of the Company’s major customers for the years ended December 31, 2018, 2017 and 2016, and accounted for approximately $35.1 million or 72%, $16.2 million or 12%, and $13.3 million or 34%, respectively, of total consolidated revenues. These revenues represented management services revenues and were reported in the Great Park segment.

16.     SHARE-BASED COMPENSATION

The Company may grant equity incentive awards to employees, consultants and non-employee directors under the Five Point Holdings, LLC 2016 Incentive Award Plan (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the Incentive Award Plan) and performance share awards. The Incentive Award Plan authorized the issuance of up to 8,500,822 Class A common shares of the Holding Company. As of December 31, 2018, there were 4,077,493 remaining Class A common shares available for future issuance under the Incentive Award Plan.
Under the Incentive Award Plan, the Company has granted restricted share units (“RSUs”) and restricted share awards either fully vested or with service conditions. Awards with a service condition generally vest over a three-year period or in the case of non-employee directors over one year. Restricted share awards entitle the holders to non-forfeitable distributions and to vote the underlying Class A common share during the restricted period.
The Company estimates the fair value of restricted share awards with a service condition based on the closing market price of the Company’s Class A common shares on the award’s grant date. Prior to the Company’s IPO, the Company measured the fair value of RSUs and restricted share awards based on the estimated fair value of the Company’s underlying Class A common shares determined using a discounted cash flow analysis. The inputs utilized in the Company’s estimate were selected by the Company based on information available to the Company, including relevant information obtained after the measurement date, as to the assumptions that market participants would make at the measurement date.
During the years ended December 31, 2018, 2017 and 2016, the Company reacquired vested RSUs and restricted share awards from employees for $5.1 million, $6.5 million and $0.4 million, respectively, for the purpose of settling tax withholding obligations. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.

The following table summarizes share-based equity compensation activity for the years ended December 31, 2018, 2017 and 2016:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	—	$—
Granted	2,350	$19.81
Vested	(1,045)	$19.62
Nonvested at December 31, 2016	1,305	$20.00
Granted	453	$15.52
Vested	(673)	$19.26
Nonvested at December 31, 2017	1,085	$18.57
Granted	1,724	$14.81
Forfeited	(105)	$14.83
Vested	(811)	$18.76
Nonvested at December 31, 2018	1,893	$15.27

Share-based compensation expense was $11.4 million, $18.5 million and $27.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Approximately $18.2 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted–average period of 1.9 years from December 31, 2018. The estimated fair value at vesting of share-based awards that vested during the years ended December 31, 2018, 2017 and 2016 was $11.8 million, $10.5 million, and $20.5 million respectively.

In January 2019, the Company granted 2.3 million equity incentive awards to employees and non-employee directors. The awards were comprised of restricted share awards with a service condition and restricted share awards or RSU awards with a market condition contingent on the Company’s Class A common shares satisfying certain price targets.

17.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.

The Retirement Plan’s funded status and amounts recognized in the Company’s consolidated financial statements for the Retirement Plan as of and for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Change in benefit obligation:
Projected benefit obligation—beginning of year	$21,622	$20,919
Interest cost	749	818
Benefits paid	(984)	(929)
Actuarial (gain) loss	(1,063)	814
Projected benefit obligation—end of year	$20,324	$21,622
Change in plan assets:
Fair value of plan assets—beginning of year	$18,829	$16,778
Actual (loss) gain on plan assets	(1,168)	2,450
Employer contributions	218	530
Benefits paid	(984)	(929)
Fair value of plan assets—end of year	$16,895	$18,829
Funded status	$(3,429)	$(2,793)
Amounts recognized in the consolidated balance sheet—liability	$3,429	$2,793
Amounts recognized in accumulated other comprehensive loss—net actuarial loss	$(5,428)	$(4,266)

The accumulated benefit obligation for the Retirement Plan was $20.3 million and $21.6 million at December 31, 2018 and 2017, respectively.

The components of net periodic benefit and other amounts recognized in accumulated other comprehensive loss as of December 31, 2018, 2017 and 2016, are as follows (in thousands):

	2018	2017	2016
Net periodic benefit:
Interest cost	$749	$818	$859
Expected return on plan assets	(1,146)	(1,024)	(1,007)
Amortization of net actuarial loss	90	113	91
Net periodic benefit	(307)	(93)	(57)
Adjustment to accumulated other comprehensive loss:
Net actuarial loss (gain)	1,252	(611)	332
Amortization of net actuarial loss	(90)	(113)	(91)
Total adjustment to accumulated other comprehensive loss	1,162	(724)	241
Total recognized in net periodic benefit and accumulated other comprehensive loss	$855	$(817)	$184

The weighted-average assumptions used to determine benefit obligations as of December 31, 2018 and 2017 were as follows:

	2018	2017
Discount rate	4.20%	3.55%
Rate of compensation increase	N/A	N/A

The weighted-average assumptions used to determine net periodic expense for the years ended December 31, 2018, 2017 and 2016, were as follows:

	2018	2017	2016
Discount rate	3.55%	4.10%	4.35%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	6.23%	6.33%	6.32%

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

The Retirement Plan’s assets at fair value as of December 31, 2018 and 2017, are as follows (in thousands):

Asset Category	2018	2017
Pooled and/or collective funds:
Equity funds:
Large cap	$5,777	$6,068
Mid cap	1,101	1,197
Small cap	1,579	1,777
International	1,654	2,060
Fixed-income funds—U.S. bonds and short term	6,784	7,727
Total	$16,895	$18,829

The Company’s funding policy is to contribute amounts sufficient to meet minimum requirements but not more than the maximum tax-deductible amount. The Company does not expect to have a minimum required contribution in 2019 and expects future benefit payments to be paid as follows (in thousands):

2019	1,008
2020	2,211
2021	999
2022	1,563
2023	1,433
2024-2028	10,223
$17,437

Employee Savings Plan—The Company has an employee savings plan under Section 401(k) of the Internal Revenue Code, which is available to all eligible associates. Certain associate contributions may be supplemented by the Company. The Company’s contributions were $0.6 million, $0.7 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
The (expense) benefit for income taxes for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Deferred income tax (expense) benefit:
Federal	$5,066	$(28,643)	$13,021
State	2,340	(6,501)	3,826
Total deferred income tax benefit (expense)	7,406	(35,144)	16,847
(Increase) decrease in valuation allowance	(16,585)	35,146	(8,901)
Expiration of unused loss carryforwards	(4)	(2)	(58)
(Expense) benefit for income taxes	$(9,183)	$—	$7,888

Limitations on the utilization of net operating losses included in the Tax Act caused us to increase our valuation allowance giving rise to a $9.2 million federal tax provision and no state income tax provision for the year ended December 31, 2018. Due to the Holding Company generating federal and state tax losses, the Holding Company had no current federal or state income tax provision for the years ended December 31, 2017 and 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences are as follows (in thousands):

	2018	2017
Deferred tax assets
Net operating loss carryforward	$102,026	$91,742
Tax receivable agreement	47,435	42,668
Other	1,382	1,043
Valuation allowance	(23,207)	(7,891)
Total deferred tax assets	127,636	127,562
Deferred tax liabilities-investments in subsidiaries	(136,819)	(127,562)
Deferred tax liability, net	$(9,183)	$—

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

At December 31, 2016, the Holding Company had a valuation allowance against its deferred tax assets. During the year ended December 31, 2017, the valuation allowance decreased by $29.8 million and $5.3 million as a result of operating income and a decrease in deferred taxes attributable to federal tax rate reductions enacted as part of the Tax Act, respectively. Also during 2017, the valuation allowance increased by $27.3 million as a result of deferred taxes established through adjustments to contributed capital principally associated with increases in the payable pursuant to the tax receivable agreement. The net decrease in the valuation allowance for the year ended December 31, 2017 was $7.8 million.
During the year ended December 31, 2018, the valuation allowance increased by $16.6 million as a result of operating losses. Also during 2018, the valuation allowance decreased by $1.3 million as a result of deferred taxes established through adjustments to contributed capital principally associated with increases in the payable pursuant to the tax receivable agreement. The net increase in the valuation allowance for the year ended December 31, 2018 was $15.3 million.
With the enactment of the Tax Act, the corporate federal income tax rate dropped from 35% to a flat 21% rate effective January 1, 2018. The SEC staff issued the Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act and provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. As of December 31, 2017, we had completed the majority of our accounting for the tax effects of the Tax Act. As a result of the rate change, the Company was required to revalue its deferred tax asset at December 31, 2017 and recorded a provisional adjustment to reduce its value by $5.3 million, which is included in the tax provision for 2017. Due to the Company’s valuation allowance, the $5.3 million was offset with a valuation allowance. As of December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Tax Act. As part of our final analysis of the Tax Act, we recognized an adjustment of $9.2 million to the provisional amounts recorded at December 31, 2017 and included this adjustment as a component of income tax expense from continuing operations. The change relates to adjustments to the Company’s valuation allowance as a result of the limitation for post-2017 net operating losses to offset only 80% of tax income. The change to the net operating loss utilization limitation requires additional valuation allowance to account for the limitation.

At December 31, 2018, the Holding Company had federal tax effected net operating loss (“NOL”) carryforwards totaling $78.4 million, and state tax effected NOL carryforwards, net of federal income tax benefit, totaling $23.6 million. Federal NOLs incurred prior to 2018 and California NOLs may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. Federal NOLs incurred in 2018 and forward do not expire.
The Internal Revenue Code generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Holding Company were to experience an ownership change of more than 50%, the use of all NOLs (and potentially other built-in losses) would generally be subject to a limitation equal to the value of the Holding Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The Holding Company estimates that after giving effect to various transactions by members who hold a 5% or greater interest in the Holding Company, it has not experienced an ownership change as computed in accordance with Section 382. In the event of an ownership change, the Holding Company’s use of the NOLs may be limited and not fully available for realization.

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

A reconciliation of the statutory rate and the effective tax rate for 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Statutory rate	21.00%	35.00%	35.00%
State income taxes-net of federal income tax benefit	6.98	5.75	5.75
Statutory federal tax rate change	—	21.30	—
Noncontrolling interests	(15.83)	82.58	(24.63)
Other	0.06	0.67	—
Valuation allowance related to the Tax Act	(15.63)	—	—
Deferred tax asset valuation allowance	(12.20)	(145.31)	(8.51)
Expiration of unused loss carryforwards	(0.01)	0.01	(0.06)
Effective rate	(15.63)%	—%	7.55%

At December 31, 2018 and 2017, the Holding Company did not have any gross unrecognized tax benefits, and did not require an accrual for interest or penalties.
For the year ended December 31, 2018, the Company recorded income tax expense of $9.2 million on a pre-tax loss of $58.8 million. For the year ended December 31, 2017, the Company recorded no benefit for income taxes (after application of a $35.1 million decrease in the Company’s valuation allowance). For the year ended December 31, 2016, the Company recorded a benefit for income taxes of $7.9 million due to the Holding Company generating federal and state tax losses. The effective tax rates for the years ended December 31, 2018, 2017 and

2016, differ from the 21% and 35% federal statutory and applicable state statutory tax rates primarily due to the Company’s valuation allowance on its book losses and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture and from the change in the statutory federal tax rate in 2017.
The Holding Company files income tax returns in the U.S. federal jurisdiction and in the state of California. As a result of tax net operating losses incurred by the Holding Company for the years ended December 31, 2009 through December 31, 2017, the Holding Company is subject to U.S. federal, state, and local examinations by tax authorities for the years beginning 2009 through 2017. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.

19.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS AND DISCLOSURES
At each reporting period, the Company evaluates the fair value of its financial instruments. Other than notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both December 31, 2018 and 2017.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At December 31, 2018, the estimated fair value of notes payable, net was $550.1 million compared to a carrying value of $557.0 million. At December 31, 2017, the estimated fair value of notes payable, net was $568.1 million compared to a carrying value of $560.6 million. During the years ended December 31, 2018 and 2017, the Company had no assets that were measured at fair value on a nonrecurring basis.
Contingent consideration is carried at fair value and is remeasured on a recurring basis. The Company uses level 3 inputs to measure the estimated fair value of the contingent consideration arrangement based on the expected cash flows considering the use of the underlying property subject to the arrangement. The estimated cash flows are affected by assumptions about a market participant’s estimates and assumptions related to development costs, retail rents, occupancy rates, continuing operating expenses and expected contingency outcomes. Other than contingent consideration (see Note 10), the Company had no other assets or liabilities that are required to be remeasured at fair value on a recurring basis at both December 31, 2018 and 2017.

20.    EARNINGS PER SHARE
The Company uses the two-class method in its computation of earnings per share. Pursuant to the terms of the Five Point Holdings, LLC Agreement, the Class A common shares and the Class B common shares are entitled to receive distributions at different rates, with each Class B common share receiving 0.03% of the distributions paid on each Class A common share. Under the two-class method, the Company’s net income available to common shareholders is allocated between the two classes of common shares on a fully-distributed basis and reflects residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, the Company determined that both classes of common shares share in the Company’s losses, and they share in the losses using the same mechanism as the distributions. For the years ended December 31, 2018 and 2017, the Company is operating in a net loss and net income position, respectively. No distributions were declared for either periods, as such, net losses and income attributable to the parent were allocated to the Class A common shares and Class B common shares at an amount per Class B common share equal to 0.03% multiplied by the amount per Class A common share. Basic income or loss per Class A common share is determined by dividing net income or loss allocated to Class A Common shareholders by the weighted average number of Class A common shares outstanding for the period. Basic income or loss per Class B common share is determined by dividing net income or loss allocated to the Class B common shares by the weighted average number of Class B common shares outstanding during the period.

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

The following table summarizes the basic and diluted earnings per share/unit calculations for the years ended December 31, 2018, 2017 and 2016 (in thousands, except unit/shares and per unit/share amounts):

	2018	2017	2016
Numerator:
Net (loss) income attributable to the Company	$(34,714)	$73,235	$(33,266)
Adjustments to net (loss) income attributable to the Company	221	(750)	(505)
Net (loss) income attributable to common shareholders	$(34,493)	$72,485	$(33,771)
Numerator—basic common shares:
Net (loss) income attributable to common shareholders	$(34,493)	$72,485	$(33,771)
Net income (loss) allocable to participating securities	$—	$(506)	$—
Allocation of net (loss) income among common shareholders	$(34,493)	$71,979	$(33,771)
Numerator for basic net (loss) income available to Class A Common Shareholders/Unitholders	$(34,480)	$71,947	$(33,755)
Numerator for basic net (loss) income available to Class B Common Shareholders	$(13)	$32	(16)
Numerator—diluted common shares:
Net (loss) income attributable to common shareholders	$(34,493)	$72,485	$(33,771)
Reallocation of (loss) income to Company upon assumed exchange of common units	$—	$(48,289)	$—
Net (loss) income allocated to participating securities	$—	$(69)	$—
Allocation of net (loss) income among common shareholders	$(34,493)	$24,127	$(33,771)
Numerator for diluted net (loss) income available to Class A Common Shareholders/Unitholders	$(34,480)	$24,123	$(33,755)
Numerator for diluted net (loss) income available to Class B Common Shareholders	$(13)	$4	$(16)
Denominator:
Basic weighted average Class A common shares outstanding	65,002,387	54,006,954	37,795,447
Diluted weighted average Class A common shares outstanding	65,002,387	133,007,828	37,795,447
Basic and diluted weighted average Class B common shares outstanding	79,859,730	78,821,553	49,547,050
Basic (loss) earnings per share/unit:
Class A common shares/Unit	$(0.53)	$1.33	$(0.89)
Class B common shares	$(0.00)	$0.00	$(0.00)
Diluted (loss) earnings per share/unit:
Class A common shares/Unit	$(0.53)	$0.18	$(0.89)
Class B common shares	$(0.00)	$0.00	$(0.00)

Anti-dilutive potential RSUs	72,579	—	1,304,804
Anti-dilutive potential restricted shares (weighted average)	1,817,020	—	—
Anti-dilutive potential Class A common shares/Units (weighted average)	79,883,687	—	53,826,230

In January 2019, the Company granted 2.3 million restricted shares and RSUs to employees and non-employee directors (see Note 16). With the termination of the Retail Project in early 2019 (see Note 10), the Company issued 436,498 Class A Units of the San Francisco Venture to affiliates of Lennar and Castlelake.

21.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $3.4 million and $2.5 million at December 31, 2018 and 2017, net of tax benefits of $0.9 million and $0.7 million, respectively. At December 31, 2018 and 2017, the Company held a full valuation allowance related to the accumulated tax benefits, respectively. Accumulated other comprehensive loss of $2.1 million and $1.8 million is included in noncontrolling interests at December 31, 2018 and 2017, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $55,000, $64,000 and $33,000, net of taxes, and are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively.

22.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2018 Quarterly Periods
	(in thousands, except per share amounts)
	First	Second	Third	Fourth

Revenues	$14,967	$13,090	$12,988	$7,945
Loss before income tax	(14,297)	(11,303)	(21,939)	(11,223)
Net loss attributable to the Company	(5,232)	(5,160)	(10,019)	(14,303)
Net loss attributable to the Company per Class A Share (Basic)	(0.08)	(0.08)	(0.15)	(0.22)
Net loss attributable to the Company per Class A Share (Diluted)	(0.10)	(0.08)	(0.15)	(0.22)
Net loss attributable to the Company per Class B Share (Basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)

	2017 Quarterly Periods
	(in thousands, except per share amounts)
	First	Second	Third	Fourth (1)

Revenues	$92,303	$13,246	$11,619	$22,263
(Loss) income before income tax	(23,124)	(24,289)	(10,311)	81,920
Net (loss) income attributable to the Company	(7,842)	(9,783)	(4,467)	95,327
Net (loss) income attributable to the Company per Class A Share (Basic)	(0.20)	(0.19)	(0.07)	1.50
Net (loss) income attributable to the Company per Class A Share (Diluted)	(0.20)	(0.19)	(0.07)	0.56
Net (loss) income attributable to the Company per Class B Share (Basic and diluted)	(0.00)	(0.00)	(0.00)	0.00

(1) Included in the quarterly financial results for the fourth quarter of 2017 is other income of $105.6 million related to a reduction in the Company’s payable pursuant to tax receivable agreement, primarily as a result of the Tax Act’s reduction in the corporate tax rate.

ITEM 9.     Changes in and Disagreements with Accountants and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This annual report on Form 10-K does not include an attestation report regarding our internal control over financial reporting by our independent registered public accounting firm, because as an "emerging growth company" under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     Other Information

Not Applicable.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2018 (the “Proxy Statement”). The information in the Proxy Statement relevant to this item is incorporated herein by reference.

Item 11.     Executive Compensation

The information in the Proxy Statement relevant to this item is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

The information in the Proxy Statement relevant to this item is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information in the Proxy Statement relevant to this item is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

The information in the Proxy Statement relevant to this item is incorporated herein by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report.
1. The following financial statements are contained in Item 8.

Financial Statements		Page in this Report
Report of Independent Registered Public Accounting Firm		72
Consolidated Balance Sheets as of December 31, 2018 and 2017		73
Consolidated Statements of Operations for the Years ended December 31, 2018, 2017 and 2016		74
Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2018, 2017 and 2016		75
Consolidated Statements of Capital for the Years ended December 31, 2018, 2017 and 2016		76
Consolidated Statements of Cash Flows for the Years ended December 31, 2018, 2017 and 2016		77
Notes to the Consolidated Financial Statements		78

2. The following financial statement schedule is included in this Report:

Financial Statement Schedule		Page in this Report
Schedule III—Real Estate and Accumulated Depreciation		138

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

10.2
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

10.3
Second Amended and Restated Operating Agreement of The Shipyard Communities, LLC (Exhibit 10.2 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.4	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of The Shipyard Communities, LLC**

10.5
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

10.9
Tax Receivable Agreement, dated as of May 2, 2016, by and among the Registrant and the other parties named therein (Exhibit 10.5 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.10*	Incentive Award Plan (Exhibit 10.6 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.11*	Five Point Holdings, LLC Senior Management Severance and Change in Control Plan**

10.12
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

10.19
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

10.21
Second Amendment to the Interim Lease, dated as of May 31, 2011, by and between Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.14 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.22
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

10.25
Entitlement Transfer Agreement, dated as of December 6, 2016, by and between CPHP Development Co., LLC and The Shipyard Communities, LLC (Exhibit 10.28 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.26
Second Amended and Restated Development and Management Agreement, dated as of April 21, 2017, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LLC and Five Point Communities, LP (Exhibit 10.32 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.27	Termination of Development Management Agreement (Candlestick Point Mixed-Use Project)**

10.28
Indenture, dated as of November 22, 2017, among Five Point Operating Company, LP, Five Point Capital Corp., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2017 is incorporated herein by this reference).

10.29
First Supplemental Indenture, dated as of November 30, 2017, among Five Point Operating Company, LP, Five Point Capital Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.2 to the Current Report on Form 8-K filed on November 30, 2017 is incorporated herein by this reference).

10.30
Credit Agreement, dated as of April 18, 2017, by and among Five Point Operating Company, LLC, ZB, N.A. dba California Bank & Trust and the lenders party thereto (Exhibit 10.31 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.31
First Amendment to Credit Agreement, dated as of November 8, 2017, by and among Five Point Operating Company, LP, ZB, N.A., dba California Bank & Trust, Comerica Bank, N.A., JPMorgan Chase Bank, N.A., and Citibank, N.A. (Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is incorporated herein by this reference)

10.32
Guaranty Agreement, executed as of August 10, 2017, by Five Point Holdings, LLC for the benefit of SPT CA Funding 2, LLC (Exhibit 10.2 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

10.33
Mezzanine Guaranty Agreement, executed as of August 10, 2017, by Five Point Holdings, LLC for the benefit of SPT CA Funding 2, LLC (Exhibit 10.3 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

21.1	List of Subsidiaries**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith

Item 16.     Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE POINT HOLDINGS, LLC

By:	/s/ Emile Haddad
Emile Haddad
President and Chief Executive Officer
Date:	March 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Emile Haddad	/s/ Emile Haddad
Chairman of the Board, President, and Chief Executive Officer	Date:	March 14, 2019

Principal Financial and Accounting Officer:

Erik Higgins	/s/ Erik Higgins
Chief Financial Officer and Vice President	Date:	March 14, 2019

Directors:

Richard Beckwitt	/s/ Richard Beckwitt		Gary Hunt	/s/ Gary Hunt
	Date:	March 14, 2019		Date:	March 14, 2019

Kathleen Brown	/s/ Kathleen Brown		Jonathan M. Jaffe	/s/ Jonathan M. Jaffe
	Date:	March 14, 2019		Date:	March 14, 2019

William Browning	/s/ William Browning		Stuart Miller	/s/ Stuart Miller
	Date:	March 14, 2019		Date:	March 14, 2019

Evan Carruthers	/s/ Evan Carruthers		Michael Rossi	/s/ Michael Rossi
	Date:	March 14, 2019		Date:	March 14, 2019

Jonathan Foster	/s/ Jonathan Foster		Michael Winer	/s/ Michael Winer
	Date:	March 14, 2019		Date:	March 14, 2019

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2018

($ in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (a)		Gross Amounts at Which Carried at Close of Period (b)
Description	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total		Accumulated Depreciation		Date of Construction	Date Acquired / Completed	Depreciation Life
Newhall Ranch-Land under development	Los Angeles County, CA	$—	$111,172	$—	$444,455	$—	$555,627	$—	$555,627		$—			2009	N/A
Candlestick Point and The San Francisco Shipyard- Land under development	San Francisco, CA	—	1,038,154	—	98,804	—	1,136,958	—	1,136,958		—			2016	N/A
Agriculture-Operating property	Los Angeles County, CA Ventura County, CA	—	40,634	1,114	(13,477)	1,704	27,157	2,818	29,975	(c)	1,587			2009	(d)
Other Properties	Various	—	3,148	—	351	—	3,499	—	3,499		—			2009	N/A

Total		$—	$1,193,108	$1,114	$530,133	$1,704	$1,723,241	$2,818	$1,726,059	(e)	$1,587	(e)

(a)	Costs capitalized subsequent to acquisitions are net of land sales for real estate development properties and net of disposals and impairment write-downs for operating properties.

(b)
The aggregate cost of land and improvements for federal income tax purposes is approximately $2.2 billion (unaudited). This basis does not reflect the Company’s deferred tax assets and liabilities as these amounts are computed based upon the Company’s outside basis in their partnership interest.

(c)	Included in properties and equipment, net in the consolidated balance sheet.

(d)	See Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.

(e)	Reconciliation of “Real Estate and Accumulated Depreciation”:

Reconciliation of Real Estate
	2018	2017	2016
	(In thousands)
Balance at beginning of year	$1,461,197	$1,395,698	$294,777
Improvements and additions (1)	283,836	153,565	1,101,593
Cost of real estate sold (2)	(9,586)	(80,466)	(672)
Reimbursements and disposals (3)	(9,388)	(7,600)	—
Balance at end of year	$1,726,059	$1,461,197	$1,395,698
(1) Improvements and additions include noncash project accruals and capitalized interest.
(2) Includes inventory relief associated with adoption of the new revenue recognition standard in 2018.
(3) Includes disposal of TPC Golf Course in 2018.

Reconciliation of Accumulated Depreciation
	2018	2017	2016
	(In thousands)
Balance at beginning of year	$3,407	$2,943	$2,442
Additions	187	464	501
Disposals	(2,007)	—	—
Balance at end of year	$1,587	$3,407	$2,943