Form 10-Q
period 2019-03-31
Five Point Holdings, LLC
filed 2019-05-08
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common shares	FPH	New York Stock Exchange
As of April 30, 2019, 68,746,555 Class A common shares and 79,275,234 Class B common shares were outstanding.

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
Please see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a more detailed discussion of these and other risks.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
INVENTORIES	$1,744,337	$1,696,084
INVESTMENT IN UNCONSOLIDATED ENTITIES	540,318	532,899
PROPERTIES AND EQUIPMENT, NET	32,551	31,677
INTANGIBLE ASSET, NET—RELATED PARTY	91,620	95,917
CASH AND CASH EQUIVALENTS	373,292	495,694
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,738	1,403
RELATED PARTY ASSETS	83,044	61,039
OTHER ASSETS	18,650	9,179
TOTAL	$2,885,550	$2,923,892

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$492,171	$557,004
Accounts payable and other liabilities	153,112	161,139
Related party liabilities	129,260	178,540
Deferred income tax liability, net	10,449	9,183
Payable pursuant to tax receivable agreement	171,205	169,509
Total liabilities	956,197	1,075,375

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)
REDEEMABLE NONCONTROLLING INTEREST	$25,000	$—
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2019—68,746,555 shares; 2018—66,810,980 shares
Class B common shares; No par value; Issued and outstanding: 2019—79,275,234 shares; 2018—78,838,736 shares
Contributed capital	562,185	556,521
Retained earnings	57,619	33,811
Accumulated other comprehensive loss	(3,320)	(3,306)
Total members’ capital	616,484	587,026
Noncontrolling interests	1,287,869	1,261,491
Total capital	1,904,353	1,848,517
TOTAL	$2,885,550	$2,923,892

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Land sales	$55	$49
Land sales—related party	230	221
Management services—related party	11,063	11,767
Operating properties	1,725	2,930
Total revenues	13,073	14,967
COSTS AND EXPENSES:
Land sales	—	38
Management services	7,616	7,089
Operating properties	1,901	2,390
Selling, general, and administrative	25,773	28,596
Total costs and expenses	35,290	38,113
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	—	1,928
Interest income	2,454	2,747
Gain on settlement of contingent consideration—related party	64,870	—
Miscellaneous	10	7,781
Total other income	67,334	12,456
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	8,882	(3,607)
INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	53,999	(14,297)
INCOME TAX (PROVISION) BENEFIT	(1,266)	—
NET INCOME (LOSS)	52,733	(14,297)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	28,925	(9,065)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$23,808	$(5,232)

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$0.35	$(0.08)
Diluted	$0.35	$(0.10)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	66,210,916	63,367,419
Diluted	145,296,469	144,812,299
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$0.00	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic	79,061,835	81,420,455
Diluted	79,275,234	81,420,455

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
NET INCOME (LOSS)	$52,733	$(14,297)
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net income (loss)	35	22
Other comprehensive income before taxes	35	22
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	—	—
OTHER COMPREHENSIVE INCOME—Net of tax	35	22
COMPREHENSIVE INCOME (LOSS)	52,768	(14,275)
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	28,938	(9,056)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$23,830	$(5,219)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2018	66,810,980	78,838,736	$556,521	$33,811	$(3,306)	$587,026	$1,261,491	$1,848,517
Net income	—	—	—	23,808	—	23,808	28,925	52,733
Share-based compensation expense	—	—	3,316	—	—	3,316	—	3,316
Reacquisition of share-based compensation awards for tax-withholding purposes	(296,392)	—	(4,099)	—	—	(4,099)	—	(4,099)
Settlement of restricted share units for Class A common shares	337,799	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,894,168	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	22	22	13	35
Contribution from noncontrolling interest and related sale of Class B common shares	—	436,498	3	—	—	3	5,544	5,547
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(1,696)	—	—	(1,696)	—	(1,696)
Adjustment of noncontrolling interest in the Operating Company	—	—	8,140	—	(36)	8,104	(8,104)	—
BALANCE - March 31, 2019	68,746,555	79,275,234	$562,185	$57,619	$(3,320)	$616,484	$1,287,869	$1,904,353

BALANCE - December 31, 2017	62,314,850	81,463,433	$530,015	$57,841	$(2,455)	$585,401	$1,320,208	$1,905,609
Adoption of accounting standards	—	—	—	10,684	—	10,684	13,961	24,645
Net loss	—	—	—	(5,232)	—	(5,232)	(9,065)	(14,297)
Share-based compensation expense	—	—	3,399	—	—	3,399	—	3,399
Reacquisition of share-based compensation for tax-withholding purposes	(68,886)	—	(5,131)	—	—	(5,131)	—	(5,131)
Settlement of restricted share units for Class A common shares	319,783	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,656,838	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	13	13	9	22
Redemption of noncontrolling interests	45,442	(45,430)	817	—	(1)	816	(816)	—
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(2,308)	—	—	(2,308)	—	(2,308)
Adjustment of noncontrolling interest in the Operating Company	—	—	9,108	—	(31)	9,077	(9,077)	—
BALANCE - March 31, 2018	64,268,027	81,418,003	$535,900	$63,293	$(2,474)	$596,719	$1,315,220	$1,911,939

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$52,733	$(14,297)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (earnings) loss from unconsolidated entities	(8,882)	3,607
Deferred income taxes	1,266	—
Depreciation and amortization	5,578	3,891
Noncash adjustment of payable pursuant to tax receivable agreement	—	(1,928)
Gain on settlement of contingent consideration—related party	(64,870)	—
Gain on sale of golf course operating properties	—	(6,700)
Gain on insurance proceeds for damaged property	—	(1,000)
Share-based compensation	3,316	3,399
Changes in operating assets and liabilities:
Inventories	(47,863)	(54,643)
Related party assets	(3,588)	(3,346)
Other assets	1,394	629
Accounts payable and other liabilities	(19,417)	(789)
Related party liabilities	(3,319)	24
Net cash used in operating activities	(83,652)	(71,153)
CASH FLOWS FROM INVESTING ACTIVITIES:
Distribution from Gateway Commercial Venture	1,463	—
Proceeds from sale of golf course operating property	—	5,685
Proceeds from insurance on damaged property	—	370
Purchase of properties and equipment	(1,196)	(7)
Net cash provided by investing activities	267	6,048
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on Macerich note	(65,130)	—
Reacquisition of share-based compensation awards for tax-withholding purposes	(4,099)	(5,131)
Proceeds from issuance of Class B common shares	3	—
Contribution from noncontrolling interest	5,544	—
Proceeds from issuance of redeemable noncontrolling interest	25,000	—
Net cash used in financing activities	(38,682)	(5,131)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(122,067)	(70,236)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	497,097	849,945
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$375,030	$779,709
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
The Company has two classes of shares outstanding: Class A common shares and Class B common shares. Holders of Class A common shares and holders of Class B common shares are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders, and are both entitled to receive distributions at the same time. However, the distributions paid to holders of our Class B common shares are in an amount per share equal to 0.0003 multiplied by the amount paid per Class A common share.
The diagram below presents a simplified depiction of the Company’s current organizational structure as of March 31, 2019:

Five Point Holdings, LLC
Limited Partner
Managing General Partner
Five Point Opco GP, LLC
Five Point Operating Company, LP (1)
Manager
100% Class B (2)
100% (3)
Administrative Member
37.5% (4)
Manager
75% (5)
San Francisco Venture
Five Point Land, LLC
Great Park Venture
Gateway Commercial Venture
Candlestick and The San Francisco Shipyard
Valencia (formerly known as Newhall)
Great Park Neighborhoods
Five Point Gateway Campus

(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of March 31, 2019, the Company owned approximately 62.4% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Assuming the exchange of all outstanding Class A Common Units of the Operating Company and all outstanding Class A units of The Shipyard Communities, LLC, a Delaware limited liability company (the “San Francisco Venture”) (see (2) below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on April 30, 2019 ($8.51), the equity market capitalization of the Company was approximately $1.3 billion.

(2) The Operating Company owns all of the outstanding Class B units of the San Francisco Venture, the entity developing the Candlestick and The San Francisco Shipyard communities. The Class A units of the San Francisco Venture, which the Operating Company does not own, are intended to be economically equivalent to Class A Common Units of the Operating Company. As the holder of all outstanding Class B units, the Operating Company is entitled to receive 99% of available cash from the San Francisco Venture after the holders of Class A units in the San Francisco Venture have received distributions equivalent to the distributions, if any, paid on Class A Common Units of the Operating Company. Class A units of the San Francisco Venture can be exchanged, on a one-for-one basis, for Class A Common Units of the Operating Company (See Note 5).
(3) Together, the Operating Company, Five Point Communities, LP, a Delaware limited partnership (“FP LP”), and Five Point Communities Management, Inc., a Delaware corporation (“FP Inc.” and together with FP LP, the “Management Company”) own 100% of Five Point Land, LLC, a Delaware limited liability company (“FPL”), the entity developing Valencia (formerly known as Newhall Ranch), a master-planned community located in northern Los Angeles County, California. The Operating Company has a controlling interest in the Management Company.
(4) Interests in Heritage Fields LLC, a Delaware limited liability company (the “Great Park Venture”), are either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests are entitled to receive priority distributions in an amount up to $565.0 million, of which $355.0 million had been distributed as of April 30, 2019. The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee in its consolidated financial statements.
(5) The Company owns a 75% interest in Five Point Office Venture Holdings I, LLC, a Delaware limited liability company (the “Gateway Commercial Venture”). The Gateway Commercial Venture owns approximately 73 acres of commercial land in the Great Park Neighborhoods, on which four buildings have been newly constructed with an aggregate of approximately one million square feet of research and development and office space (the “Five Point Gateway Campus”). The Company manages the Gateway Commercial Venture, however, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by the Company and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. The Company does not include the Gateway Commercial Venture as a consolidated subsidiary, but rather as an equity method investee in its consolidated financial statements.

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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year.

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
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Gain on sale of golf club operating property	$—	$6,700
Gain on insurance claims	—	1,000
Net periodic pension benefit	10	81
Total miscellaneous other income	$10	$7,781

In January 2018, the Tournament Players Club at Valencia Golf Course was sold for net cash proceeds of $5.7 million, and the buyer assumed of certain liabilities, including certain club membership related liabilities. The Company recognized a gain of $6.7 million as a result of the sale and such gain is included in miscellaneous other income in the condensed consolidated statement of operations for the three months ended March 31, 2018.
Recently issued accounting pronouncements—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”) which amends the guidance on the impairment of financial instruments, including most debt instruments, trade receivables and loans. ASU No. 2016-13 adds to U.S. GAAP an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses for instruments measured at amortized cost, resulting in a net presentation of the amount expected to be collected on the financial asset. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2016-13 on its consolidated financial statements.
Recently adopted accounting pronouncements—In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”) which simplifies the accounting of share-based payments granted to nonemployees for goods and services. Under ASU No. 2018-07, most of the guidance on such payments to nonemployees is aligned with the requirements for share-based payments granted to employees including the determination of the measurement date. The Company adopted ASU No. 2018-07 on January 1, 2019 with no material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). This ASU generally requires that lessees recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet for operating and financing leases and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The FASB has issued multiple clarifications and updates since ASU No. 2016-02 that include, but is not limited to, the ability to elect practical expedients upon transition.
The Company adopted ASU No. 2016-02 and the related ASUs that formed ASC Topic 842, Leases, on January 1, 2019 using the modified retrospective approach. Consequently, comparative prior periods presented in financial statements after adoption will continue to be in accordance with historical U.S. GAAP (Topic 840, Leases). Upon transition, the Company elected the package of practical expedients, whereby the Company did not reassess whether existing contracts contain leases, the lease classification of existing leases and initial direct costs associated with those leases. Additionally, the Company has excluded recognition of short term leases on the balance sheet and did not separate lease and nonlease components for both lessee and lessor leases. Lease payments for short term leases will continue to be recognized in the consolidated statements of operations on a straight-line basis over the lease term.
The adoption of ASU No. 2016-02 had a material impact on the Company's consolidated balance sheet but did not have a material impact on the Company's consolidated statement of operations and statement of cash flows. The impact of adopting the new guidance primarily relates to (i) the recognition of ROU assets and lease liabilities for operating leases, and (ii) the requirement to provide more robust disclosure on the nature of the Company’s leases, cash flow impacts arising from leases and significant assumptions or judgments used by management to determine whether a contract contains a lease as well as a determination of the discount rate for a lease.
The cumulative effect of the changes made to the Company’s consolidated January 1, 2019 balance sheet from the adoption of the new lease guidance were as follows (in thousands):

	Balance at December 31, 2018	Adjustments due to ASU No. 2016-02	Balance at January 1, 2019
ASSETS
Related party assets	$61,039	$18,811	$79,850
Other assets	9,179	11,425	20,604
LIABILITIES
Accounts payable and other liabilities	161,139	11,425	172,564
Related party liabilities	178,540	18,811	197,351

3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 14) (in thousands):

	Three Months Ended March 31, 2019
	Valencia	San Francisco	Great Park	Commercial	Total
Land sales	$64	$221	$—	$—	$285
Management services	—	698	10,396	(31)	11,063
Operating properties	1,253	174	—	—	1,427
	1,317	1,093	10,396	(31)	12,775
Operating properties leasing revenues	298	—	—	—	298
	$1,615	$1,093	$10,396	$(31)	$13,073

	Three Months Ended March 31, 2018
	Valencia	San Francisco	Great Park	Commercial	Total
Land sales	$49	$221	$—	$—	$270
Management services	—	1,620	10,057	90	11,767
Operating properties	2,043	181	—	—	2,224
	2,092	2,022	10,057	90	14,261
Operating properties leasing revenues	706	—	—	—	706
	$2,798	$2,022	$10,057	$90	$14,967

The opening and closing balances of the Company’s contract assets for the three months ended March 31, 2019 were $50.6 million and $57.3 million, respectively. The increase of $6.7 million between the opening and closing balances of the Company’s contract assets primarily results from a timing difference between the Company’s recognition of revenue earned for the performance of management services and no contractual payments due from the customer during the period. The Company’s opening and closing contract liabilities for the three months ended March 31, 2019 were insignificant.
As of March 31, 2019, the aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations associated with the development management agreement with the Great Park Venture was $57.3 million. The Company will recognize this revenue ratably as services are provided over the remaining expected contract term, which terminates in December 2021, unless extended by mutual agreement by both the Company and the Great Park Venture.

4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of interests—“Percentage Interests” and “Legacy Interests.” Legacy Interest holders are entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions. The Operating Company owns 37.5% of the Great Park Venture’s Percentage Interests as of March 31, 2019. The Great Park Venture has made distributions to the holders of Legacy Interests in the aggregate amount of $355.0 million as of March 31, 2019.
The Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use, master planned community located in Orange County, California. The Company, through the Management Company, manages the planning, development and sale of the Great Park Neighborhoods and supervises the day-to-day affairs of the Great Park Venture. The Great Park Venture is managed by an executive committee of representatives appointed by only the holders of Percentage Interests. The Company does not control the actions of the executive committee.

The cost of the Company’s investment in the Great Park Venture is higher than the Company’s underlying equity in the carrying value of net assets of the Great Park Venture (basis difference). The Company’s earnings from the equity method investment are adjusted by amortization and accretion of the basis differences as the assets (mainly inventory) and liabilities that gave rise to the basis difference are sold, settled or amortized.
The following table summarizes the statement of operations of the Great Park Venture for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Land sale revenues	$159,163	$407
Cost of land sales	(107,819)	—
Other costs and expenses	(14,233)	(15,140)
Net income (loss) of Great Park Venture	$37,111	$(14,733)
The Company’s share of net income (loss)	$13,917	$(5,525)
Basis difference (amortization) accretion	(4,473)	1,471
Equity in earnings (loss) from Great Park Venture	$9,444	$(4,054)

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Inventories	$969,587	$1,059,717
Cash and cash equivalents	181,644	60,663
Receivable and other assets	36,103	33,836
Total assets	$1,187,334	$1,154,216
Accounts payable and other liabilities	$148,816	$152,809
Redeemable Legacy Interests	209,967	209,967
Capital (Percentage Interest)	828,551	791,440
Total liabilities and capital	$1,187,334	$1,154,216
The Company’s share of capital in Great Park Venture	$310,707	$296,790
Unamortized basis difference	124,390	128,863
The Company’s investment in the Great Park Venture	$435,097	$425,653

Gateway Commercial Venture
The Company owns a 75% interest in the Gateway Commercial Venture as of March 31, 2019. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture. However, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
The Gateway Commercial Venture owns the Five Point Gateway Campus located in Irvine, California and acquired the Five Point Gateway Campus through debt and capital funding. The debt obtained by the Gateway Commercial Venture is non-recourse to the Company     other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
The following table summarizes the statement of operations of the Gateway Commercial Venture for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Rental revenues	$8,380	$6,705
Rental operating and other expenses	(1,593)	(959)
Depreciation and amortization	(3,206)	(2,868)
Interest expense	(4,331)	(2,282)
Net (loss) income of Gateway Commercial Venture	$(750)	$596
Equity in (loss) earnings from Gateway Commercial Venture	$(562)	$447

The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Real estate and related intangible assets, net	$463,241	$464,123
Other assets	15,823	14,833
Total assets	$479,064	$478,956
Notes payable, net	$298,141	$295,440
Other liabilities	40,628	40,521
Members’ capital	140,295	142,995
Total liabilities and capital	$479,064	$478,956
The Company’s investment in the Gateway Commercial Venture	$105,221	$107,246

5.    NONCONTROLLING INTERESTS
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company. At March 31, 2019, the Holding Company and its wholly owned subsidiary owned approximately 62.4% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries, and records a noncontrolling interest for the remaining 37.6% of the outstanding Class A Common Units of the Operating Company.
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

The San Francisco Venture has three classes of units—Class A, Class B and Class C units. The Operating Company owns all of the outstanding Class B units of the San Francisco Venture. All of the outstanding Class A units are owned by affiliates of Lennar Corporation (“Lennar”) and affiliates of Castlelake, LP (“Castlelake”). The Class A units of the San Francisco Venture are intended to be substantially economically equivalent to the Class A Common Units of the Operating Company. The Class A units of the San Francisco Venture represent noncontrolling interests to the Operating Company.
Holders of Class A units of the San Francisco Venture can redeem their units at any time and receive Class A Common Units of the Operating Company on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events). If a holder requests a redemption of Class A units that would result in the Holding Company’s ownership of the Operating Company falling below 50.1%, the Holding Company has the option of satisfying the redemption with Class A common shares instead. The Company also has the option, at any time, to acquire outstanding Class A units of the San Francisco Venture in exchange for Class A Common Units of the Operating Company. The 12 month holding period for any Class A Common Units of the Operating Company issued in exchange for Class A units of the San Francisco Venture is calculated by including the period that such Class A units of the San Francisco Venture were owned. This exchange right is currently exercisable by substantially all holders of outstanding Class A units of the San Francisco Venture.

Concurrent with the termination of the Retail Project (defined in Note 8), the San Francisco Venture issued 436,498 Class A units (and the Company issued 436,498 of its Class B common shares) to, and received a contribution of $5.5 million from, the holders of Class A units of the San Francisco Venture.
On February 13, 2019, the San Francisco Venture issued $25.0 million of new Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos communities facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference in an aggregate amount equal to 50% of the cumulative amount of reimbursements received, less the aggregate amount previously paid to redeem Class C units. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At March 31, 2019, $25.0 million of Class C units are outstanding and is included in redeemable noncontrolling interest on the condensed consolidated balance sheet.
Net income (loss) attributable to the noncontrolling interests on the condensed consolidated statements of operations represents the portion of earnings attributable to the economic interest in the Company held by the noncontrolling interests. The Company allocates income (loss) to noncontrolling interests based on the substantive profit sharing provisions of the applicable operating agreements.
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
During the three months ended March 31, 2019, the Holding Company increased its ownership interest in the Operating Company as a result of equity transactions related to the Company’s share-based compensation plan. During the three months ended March 31, 2018, the Holding Company increased its ownership interest in the Operating Company as a result of equity transactions related to the Company’s share based compensation plan and exchanges of Class A Common Units of the Operating Company for Class A common shares. The carrying amount of the Company’s noncontrolling interest has been adjusted to reflect these changes in ownership interests.
6.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the tax receivable agreement (“TRA”) related obligation, which was $171.2 million and $169.5 million at March 31, 2019 and December 31, 2018, respectively. The Operating Company has investments in, and consolidates the assets and liabilities of, the San Francisco Venture, FP LP and FPL, all of which have also been determined to be VIEs.

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
As of March 31, 2019, the San Francisco Venture had total combined assets of $1,162.3 million, primarily comprised of $1,147.1 million of inventories, $1.5 million in related party assets and $5.1 million in cash and total combined liabilities of $122.8 million, including $102.8 million in related party liabilities.
As of December 31, 2018, the San Francisco Venture had total combined assets of $1,151.4 million, primarily comprised of $1,137.0 million of inventories and $12.3 million in cash and total combined liabilities of $260.8 million, including $168.9 million in related party liabilities and $65.1 million in notes payable.
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
The Company and other partners do not generally have an obligation to make capital contributions to the San Francisco Venture. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the San Francisco Venture. The Company does not guarantee any debt of the San Francisco Venture. However the Operating Company has guaranteed the performance of payment by the San Francisco Venture in accordance with the redemption terms of the Class C units of the San Francisco Venture (see Note 5).
FP LP and FPL are VIEs because the other partners or members have disproportionately fewer voting rights, and substantially all of the activities of the entities are conducted on behalf of the other partners or members and their related parties. The Operating Company, or a wholly owned subsidiary of the Operating Company, is the primary beneficiary of FP LP and FPL.
As of March 31, 2019, FP LP and FPL had combined assets of $785.2 million, primarily comprised of $597.3 million of inventories, $91.6 million of intangibles, $57.1 million in related party assets and $0.1 million in cash, and total combined liabilities of $119.2 million, including $109.7 million in accounts payable and other liabilities and $9.5 million in related party liabilities.
As of December 31, 2018, FP LP and FPL had combined assets of $745.3 million, primarily comprised of $559.1 million of inventories, $95.9 million of intangibles, $54.3 million in related party assets and $0.1 million in cash, and total combined liabilities of $118.1 million, including $108.6 million in accounts payable and other liabilities and $9.5 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the three months ended March 31, 2019 and 2018, respectively, there were no VIEs that were deconsolidated.

7.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the Management Company’s development management agreement, as amended and restated (“A&R DMA”), with the Great Park Venture. The A&R DMA has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew at the mutual agreement of terms and provisions by both the Company and the Great Park Venture for three additional years and then two additional years. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(38,085)	(33,788)
Net book value	$91,620	$95,917

For the three months ended March 31, 2019 and 2018, the Company recorded $4.3 million and $3.7 million of amortization expense, which is included in the cost of management services in the accompanying condensed consolidated statements of operations, as a result of revenue recognition attributable to incentive compensation.
8.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Related Party Assets:
Contract assets (see Note 3)	$55,465	$49,834
Prepaid rent	—	5,972
Operating lease right-of-use asset (Note 2 and Note 11)	24,389	—
Other	3,190	5,233
	$83,044	$61,039
Related Party Liabilities:
EB-5 loan reimbursements	$102,692	$102,692
Contingent consideration—Mall Venture project property	—	64,870
Payable to holders of Management Company’s Class B interests	9,000	9,000
Operating lease liability (Note 2 and Note 11)	17,031	—
Other	537	1,978
	$129,260	$178,540

Contingent Consideration to Class A Members of the San Francisco Venture
Prior to the Company’s acquisition of The San Francisco Venture, The San Francisco Venture completed a separation transaction (the “Separation Transaction”) pursuant to an Amended and Restated Separation and Distribution Agreement (“Separation Agreement”) in which the equity interests in a subsidiary of the San Francisco Venture known as CPHP Development, LLC (“CPHP”) were distributed directly to the members of the San Francisco Venture: (i) an affiliate of Lennar and (ii) an affiliate of Castlelake. The terms of the Separation Agreement included the following:

• CPHP was transferred certain acres of land where homes were being built, as well as all responsibility for current and future residential construction on the land;
• Once a final subdivision map was recorded, title to a parking structure parcel at Candlestick (“CP Parking Parcel”) was to be conveyed to CPHP, and CPHP was to assume the obligation to construct the parking structure and certain other improvements at Candlestick;
• CPHP was transferred the membership interest in Candlestick Retail Member, LLC, (“Mall Venture Member”), the entity that had entered into a joint venture (“Mall Venture”) with CAM Candlestick LLC (the “Macerich Member”) to build a fashion outlet retail shopping center (“Retail Project”) above and adjacent to the parking structure that CPHP was to construct on the CP Parking Parcel; and
• Once a final subdivision map was recorded, the San Francisco Venture was to convey to the Mall Venture the property on which the Retail Project was to be built (the “Retail Project Property”).
Under the terms of the Separation Agreement, the San Francisco Venture retained the obligation under the Mall disposition and development agreement to subdivide and convey the Retail Project Property to the Mall Venture and the CP Parking Parcel to CPHP.
In early 2019, after discussions between the Company, CPHP and the Macerich Member, the parties determined not to proceed with the Retail Project. As a result of terminating the Retail Project and agreements related thereto, the obligation of the San Francisco Venture to convey the CP Parking Parcel and the Retail Project Property was terminated, and the San Francisco Venture was also released from certain development obligations, which resulted in a gain $64.9 million for the three months ended March 31, 2019.
Operating lease right-of-use asset and operating lease liability
The Company leases corporate office space at the Five Point Gateway Campus. Upon adoption of ASC Topic 842, Leases (see Note 2 and Note 11), the Company recognized an operating lease right-of-use asset and operating lease liability pertaining to this related party lease. Existing prepaid rent of $6.0 million was included in the measurement of the operating lease right-of-use asset on January 1, 2019.
9.    NOTES PAYABLE, NET
At March 31, 2019 and December 31, 2018, notes payable consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
7.875% Senior Notes due 2025	$500,000	$500,000
Macerich Note	—	65,130
Unamortized debt issuance costs and discount	(7,829)	(8,126)
	$492,171	$557,004

In early 2019, in connection with the termination of the Retail Project (see Note 8), the Company repaid the $65.1 million Macerich Note and settled outstanding accrued interest thereon of approximately $11.1 million.

10.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company and all the holders of Class A units of the San Francisco Venture (as parties to the TRA, the “TRA Parties”). At March 31, 2019 and December 31, 2018, the Company’s condensed consolidated balance sheets include a liability of $171.2 million and $169.5 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) and Section 743 of the Internal Revenue Code of 1986, as amended, to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s directly or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record adjustments to TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Furthermore, the Company may record adjustments to TRA liabilities if and when TRA Parties exchange Class A Common Units of the Operating Company for the Company’s Class A common shares or other equity transactions that impact the Holding Company’s ownership in the Operating Company. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent adjustments to the amount of TRA liabilities recognized.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the three months ended March 31, 2019 and 2018.
11.    LEASES

The Company adopted ASU No. 2016-02 (Note 2) effective on January 1, 2019 on a modified retrospective basis. Consequently, comparative prior periods presented in financial statements after adoption will continue to be in accordance with historical U.S. GAAP (Topic 840, Leases).
Operating Leases - Lessee
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Equipment leases are generally short-term leases with terms less than 12 months or subject to month-to-month lease provisions. The Company’s office leases have remaining lease terms of 5 years to 10 years. The Company’s office leases include one or more extension options to renew, some of which include options to extend the leases for up to ten years. The Company only includes the options in the lease term when it is reasonably certain that it will exercise such options.
The Company determines if an arrangement is a lease at contract inception. Operating ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, which are generally predetermined based on fixed increases within the lease agreements. When the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is derived from assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors.
The components of lease costs were as follows for the three months ended March 31, 2019 (in thousands):

2019
Operating lease cost	$1,445
Short-term lease cost	132

Supplemental balance sheet information related to leases as of March 31, 2019 were as follows (in thousands, except lease term in years and discount rate):

March 31, 2019
Operating lease right-of-use assets ($24,389 related party)	$35,493
Operating lease liabilities ($17,031 related party)	$29,325
Weight average remaining lease term (operating lease)	7.7
Weighted average discount rate (operating lease)	5.8%

Operating lease right-of-use asset is included in other assets or related party assets and operating lease liability is included in accounts payable and other liabilities or related party liabilities on the condensed consolidated balance sheet.
As of March 31, 2019, minimum lease payments to be made under operating leases with initial terms in excess of one year are as follows (in thousands):

Years Ending December 31,	Rental Payments
2019 (excluding the three months ended March 31, 2019)	$3,139
2020	4,846
2021	5,263
2022	5,420
2023	5,583
Thereafter	13,065
Total lease payments	$37,316

Discount	$7,991
Total operating lease liability	$29,325

As of December 31, 2018, minimum lease payments to be made under operating leases with initial terms in excess of one year under noncancelable leases are as follows (in accordance with the prior period presentation of ASC 840) (in thousands):

Years Ending December 31,	Rental Payments
2019	$5,790
2020	4,846
2021	5,263
2022	5,420
2023	5,583
Thereafter	13,065
$39,967
Operating Leases - Lessor
The Company leases portions of its land to third parties for agriculture or other miscellaneous uses. In most cases, agriculture lease agreements are month-to-month or short-term.

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
Valencia Project Approval Settlement
In September 2017, the Company reached a settlement with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Valencia’s regulatory approvals and permits. As of March 31, 2019, the Company has a liability balance of $36.5 million associated with certain obligations of the project approval settlement. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of March 31, 2019, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $43.1 million with the final payment due in 2026. The Company did not reach a settlement with two local environmental organizations that have pending challenges to certain Valencia project approvals. See “Legal Proceedings” below.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $74.0 million and $73.5 million as of March 31, 2019 and December 31, 2018, respectively.
Candlestick and The San Francisco Shipyard Disposition and Development Agreement
The San Francisco Venture is a party to a disposition and development agreement with the Successor to the Redevelopment Agency of the City and County of San Francisco (the “San Francisco Agency”) in which the San Francisco Agency has agreed to convey portions of Candlestick and The San Francisco Shipyard to the San Francisco Venture for development. The San Francisco Venture has agreed to reimburse the San Francisco Agency for reasonable costs and expenses actually incurred and paid by the San Francisco Agency in performing its obligations under the disposition and development agreement. The San Francisco Agency can also earn a return of certain profits generated from the development and sale of Candlestick and The San Francisco Shipyard if certain thresholds are met. As of March 31, 2019 the thresholds had not been met.
At March 31, 2019, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.
Letters of Credit
At each of March 31, 2019 and December 31, 2018, the Company had outstanding letters of credit totaling $2.4 million. These letters of credit were issued to secure various development and financial obligations. At each of March 31, 2019 and December 31, 2018, the Company had restricted cash and certificates of deposit of $1.4 million pledged as collateral under certain of the letters of credit agreements.
Legal Proceedings
Landmark Village/Mission Village
During the pendency of certain prior litigation involving the approval of the original environmental impact reports and related permits for the Landmark Village and Mission Village projects at Valencia, in July 2017, the Los Angeles County Board of Supervisors certified the final additional environmental analyses required as a result of a prior California Supreme Court decision regarding the original greenhouse gas analysis related to the projects and reapproved the Landmark Village and Mission Village projects and related permits. In August 2017, two petitioners, Santa Clarita Organization for Planning and the Environment and Friends of the Santa Clara River (collectively,

“Non-Settling Petitioners”), who did not participate in a settlement of prior litigation involving the Company and certain other petitioners, filed a new petition for writ of mandate in the Los Angeles Superior Court. The petition challenged Los Angeles County’s July 2017 approvals of the Mission Village and Landmark Village environmental analyses and the two projects based on claims arising under the California Environmental Quality Act and the California Water Code. The Court held a hearing on the merits of the petition in September 2018. In December 2018, the Superior Court issued its written decision denying the Non-Settling Petitioners’ petition for writ of mandate. Thereafter, in January 2019, the Superior Court entered judgment on the petition for writ of mandate in favor of the County and the Company. In March 2019, the Non-Settling Petitioners filed an appeal of the Superior Court’s ruling.
Hunters Point Litigation

In May 2018, residents of the Bayview Hunters Point neighborhood in San Francisco filed a putative class action in San Francisco Superior Court naming Tetra Tech, Inc., an independent contractor hired by the U.S. Navy to conduct testing and remediation of toxic radiological waste at The San Francisco Shipyard (“Tetra Tech”), Lennar and the Company as defendants. The plaintiffs allege that, among other things, Tetra Tech fraudulently misrepresented its test results and remediation efforts. The plaintiffs are seeking damages against Tetra Tech and have requested an injunction to prevent the Company and Lennar from undertaking any development activities at The San Francisco Shipyard.
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

13.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$12,141	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Receivable for insurance proceeds on damaged property	$—	$630
Recognition of TRA liability	$1,696	$2,308
Liabilities assumed by buyer in connection with sale of golf course operating property	$—	$7,795

Supplemental cash flow information related to leases for the three months ended March 31, 2019 were as follows (in thousands):

2019
CASH PAID FOR AMOUNTS INCLUDED IN THE MEASUREMENT OF LEASE LIABILITIES:
Operating cash flows from operating leases	$2,750

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Cash and cash equivalents	$373,292	$778,242
Restricted cash and certificates of deposit	1,738	1,467
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$375,030	$779,709

Amounts included in restricted cash and certificates of deposit represent amounts held as collateral on open letters of credit related to development obligations or because of other contractual obligations of the Company that require the restriction.
14.    SEGMENT REPORTING
As of and for the three months ended March 31, 2019, the Company’s reportable segments consist of:
• Valencia (formerly Newhall)—includes the community of Valencia (formerly known as Newhall Ranch) planned for development in northern Los Angeles County, California. The Valencia segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers in addition to ancillary operations of operating properties.
• San Francisco—includes the Candlestick and The San Francisco Shipyard communities located on bayfront property in the City of San Francisco, California. The San Francisco segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers in addition to management services provided to affiliates of a related party.
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of March 31, 2019, the Company had a 37.5% Percentage Interest in

the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, and management services provided by the Company to the Great Park Venture.
• Commercial—includes Five Point Gateway Campus, an office and research and development campus within the Great Park Neighborhoods, consisting of four newly constructed buildings. Two of the four buildings are leased to one tenant under a 20-year triple net lease which commenced in August 2017. The Company and a subsidiary of Lennar have entered into separate 130-month full service gross leases to occupy a portion of the other two buildings. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture, the entity that owns the Five Point Gateway Campus. As of March 31, 2019, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture.
 Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)
	Three Months Ended March 31,
	2019	2018	2019	2018
Valencia	$1,615	$2,798	$(4,084)	$3,063
San Francisco	1,093	2,022	61,074	(4,763)
Great Park	169,559	10,464	40,268	(11,366)
Commercial	8,349	6,795	(781)	686
Total reportable segments	180,616	22,079	96,477	(12,380)
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(159,163)	(407)	(37,111)	14,733
Gateway Commercial Venture (1)	(8,380)	(6,705)	750	(596)
Add equity in earnings (losses) from unconsolidated entities—
Great Park Venture	—	—	9,444	(4,054)
Gateway Commercial Venture	—	—	(562)	447
Corporate and unallocated (3)	—	—	(16,265)	(12,447)
Total consolidated balances	$13,073	$14,967	$52,733	$(14,297)

Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	March 31, 2019	December 31, 2018
Valencia	$637,494	$596,222
San Francisco	1,162,275	1,151,372
Great Park	1,338,117	1,303,362
Commercial	479,130	479,662
Total reportable segments	3,617,016	3,530,618
Reconciling items:
Removal of unconsolidated balances of Great Park Venture (1)	(1,187,334)	(1,154,216)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(479,064)	(478,956)
Other eliminations (2)	(3,165)	(730)
Add investment balance in Great Park Venture	435,097	425,653
Add investment balance in Gateway Commercial Venture	105,221	107,246
Corporate and unallocated (3)	397,779	494,277
Total consolidated balances	$2,885,550	$2,923,892

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
15.     SHARE-BASED COMPENSATION

The Company may grant equity incentive awards to employees, consultants and non-employee directors under the Five Point Holdings, LLC 2016 Incentive Award Plan (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the Incentive Award Plan) and performance share awards. The Incentive Award Plan authorized the issuance of up to 8,500,822 Class A common shares of the Holding Company. As of March 31, 2019, there were 1,795,170 remaining Class A common shares available for future issuance under the Incentive Award Plan.
Under the Incentive Award Plan, the Company has granted restricted share units (“RSUs”) and restricted share awards either fully vested, with service conditions or with service and market performance conditions based on the market price of the Company’s Class A common shares. Awards with a service condition generally vest over a three-year period or in the case of non-employee directors over one year. Awards with a service and market performance condition generally vest at the end of a three-year period. Restricted share awards entitle the holders to non-forfeitable distributions and to vote the underlying Class A common share during the restricted period.
The Company estimates the fair value of restricted share awards with a service condition based on the closing market price of the Company’s Class A common shares on the award’s grant date. Prior to the Company’s IPO, the Company measured the fair value of RSUs and restricted share awards based on the estimated fair value of the Company’s underlying Class A common shares determined using a discounted cash flow analysis. The inputs utilized in the Company’s estimate were selected by the Company based on information available to the Company, including relevant information obtained after the measurement date, as to the assumptions that market participants would make at the measurement date. The grant date fair value of awards with a market condition are determined using a Monte-Carlo approach.
In January 2019, the Company reacquired 242,990 vested RSUs for $1.8 million and 296,391 restricted Class A common shares for $2.3 million for the purpose of settling tax withholding obligations of employees. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.

During the three months ended March 31, 2019, the Company granted $2.3 million equity incentive awards to employees and non-employee directors. The awards were comprised of restricted share awards with a service condition and restricted share awards or RSU awards with a market condition contingent on the Company’s Class A common shares satisfying certain price targets.
The following table summarizes share-based equity compensation activity for the three months ended March 31, 2019:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	1,893	$15.27
Granted (1)	1,899	$5.09
Forfeited	(4)	$14.83
Vested	(717)	$15.20
Nonvested at March 31, 2019	3,071	$9.00

(1) Quantity granted does not include 388 RSUs that vest upon achievement of maximum performance criteria.

Share-based compensation expense was $3.3 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. Approximately $24.5 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted–average period of 2.1 years from March 31, 2019. The estimated fair value at vesting of share-based awards that vested during the three months ended March 31, 2019 was $5.4 million.
16.    EMPLOYEE BENEFIT PLANS
The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. In 2004, the Retirement Plan was amended to cease future benefit accruals and the Retirement Plan was frozen. The Company’s funding policy is to contribute amounts sufficient to meet minimum requirements but not more than the maximum tax-deductible amount. The Company does not expect to have a minimum required contribution in 2019 and did not make any contributions during the three months ended March 31, 2019.

The components of net periodic benefit for the and three months ended March 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net periodic benefit:
Interest cost	$208	$187
Expected return on plan assets	(253)	(290)
Amortization of net actuarial loss	35	22
Net periodic benefit	$(10)	$(81)

Net periodic benefit does not include a service cost component as a result of the Retirement Plan being frozen. All other components of net periodic benefit are included in other income on the condensed consolidated statements of operations.
17.    INCOME TAXES
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.
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
In the three months ended March 31, 2019, the Company recorded a $1.3 million provision for income taxes (after application of a decrease in the Company’s valuation allowance of $7.3 million) on pre-tax income of $54.0 million. In the three months ended March 31, 2018, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance of $1.6 million) on pretax loss of $14.3 million. The effective tax rates for the three months ended March 31, 2019 and 2018, differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the Company’s valuation allowance on its book losses and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture. The current quarter’s tax provision relates to adjustments to the Company’s valuation allowance resulting from the limitation on post-2017 net operating losses to offset only 80% of deferred tax liabilities which has been treated as a discrete event in the current quarter.
Each quarter the Company assesses its deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under the guidance of ASC Topic 740, Income Taxes. The Company is required to establish a valuation allowance for any portion of the asset it concludes is more likely than not unrealizable. The Company’s assessment considers, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, its utilization experience with operating loss and tax credit carryforwards and tax planning alternatives, to the extent these items are applicable. Largely due to a history of book losses, the Company has recorded a valuation allowance against its federal and state net deferred tax assets.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2014 through 2017 generally remain subject to examination by federal and state tax authorities. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments. Other than notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both March 31, 2019 and December 31, 2018. The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At March 31, 2019, the estimated fair value of notes payable, net was $480.0 million compared to a carrying value of $492.2 million. At December 31, 2018, the estimated fair value of notes payable, net was $550.1 million compared to a carrying value of $557.0 million. During the three months ended March 31, 2019 and 2018, the Company had no assets that were measured at fair value on a nonrecurring basis.
Contingent consideration is carried at fair value and is remeasured on a recurring basis. At December 31, 2018, the fair value of the contingent consideration was $64.9 million (level 3) and during the three months ended March 31, 2019, the contingent consideration was derecognized (see Note 8).
19.    EARNINGS PER SHARE
The Company uses the two-class method in its computation of earnings per share. Pursuant to the terms of the Holding Company’s Second Amended and Restated Limited Liability Company Agreement, the Class A common shares and the Class B common shares are entitled to receive distributions at different rates, with each Class B common share receiving 0.03% of the distributions paid on each Class A common share. Under the two-class method, the Company’s net income available to common shareholders is allocated between the two classes of common shares on a fully-distributed basis and reflects residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, the Company determined that both classes share in the Company’s losses, and they share in the losses using the same mechanism as the distributions. The Company also has restricted share awards and performance restricted share awards (see Note 15) that have a right to non-forfeitable dividends while unvested and are contemplated as participating when the Company is in a net income position. These awards participate in distributions on a basis equivalent to other Class A common shares but do not participate in losses.
No distributions were declared for the three months ended March 31, 2019 and 2018 and the Company operated in a net income position for the three months ended March 31, 2019 and a net loss position for the three months ended March 31, 2018. As a result, net income (loss) attributable to the parent was allocated to the Class A common shares and Class B common shares in an amount per Class B common share equal to 0.03% multiplied by the amount per Class A common share. Basic income (loss) per Class A common share is determined by dividing net income (loss) allocated to Class A Common shareholders by the weighted average number of Class A common shares outstanding for the period. Basic income (loss) per Class B common share is determined by dividing net income (loss) allocated to the Class B common shares by the weighted average number of Class B common shares outstanding during the period.
Diluted income (loss) per share calculations for both Class A common shares and Class B common shares contemplate adjustments to the numerator and the denominator under the if-converted method for the convertible Class B common shares, the exchangeable Class A units of the San Francisco Venture and the exchangeable Class A Common Units of the Operating Company. The Company uses the treasury stock method or the two-class method when evaluating dilution for RSUs, restricted shares, and performance restricted shares. The more dilutive of the two methods is included in the calculation for diluted income (loss) per share.

The following table summarizes the basic and diluted earnings per share calculations for the three months ended March 31, 2019 and 2018 (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss) attributable to the Company	$23,808	$(5,232)
Adjustments to net income (loss) attributable to the Company	107	58
Net income (loss) attributable to common shareholders	$23,915	$(5,174)
Numerator—basic common shares:
Net income (loss) attributable to common shareholders	$23,915	$(5,174)
Less: net income allocated to participating securities	$986	$—
Numerator for basic net income (loss) available to Class A common shareholders	$22,921	$(5,172)
Numerator for basic net income (loss) available to Class B common shareholders	$8	$(2)
Numerator—diluted common shares:
Net income (loss) attributable to common shareholders	$23,915	$(5,174)
Reallocation of income (loss) to Company upon assumed exchange of units	$27,289	$(9,123)
Less: net income allocated to participating securities	$985	$—
Numerator for diluted net income (loss) available to Class A common shareholders	$50,211	$(14,290)
Numerator for diluted net income (loss) available to Class B common shareholders	$8	$(7)
Denominator:
Basic weighted average Class A common shares outstanding	66,210,916	63,367,419
Diluted weighted average Class A common shares outstanding	145,296,469	144,812,299
Basic weighted average Class B common shares outstanding	79,061,835	81,420,455
Diluted weighted average Class B common shares outstanding	79,275,234	81,420,455
Basic income (loss) per share:
Class A common shares	$0.35	$(0.08)
Class B common shares	$0.00	$(0.00)
Diluted income (loss) per share:
Class A common shares	$0.35	$(0.10)
Class B common shares	$0.00	$(0.00)

Anti-dilutive potential RSUs	36,289	72,579
Anti-dilutive potential Performance RSUs	388,155	—
Anti-dilutive potential Restricted Shares (weighted average)	—	1,676,046
Anti-dilutive potential Class A common shares (weighted average)	—	—
Anti-dilutive potential Class B common shares (weighted average)	—	2,917,827

20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $3.4 million at both March 31, 2019 and December 31, 2018, net of tax benefits of $0.9 million and $0.9 million, respectively. At both March 31, 2019 and December 31, 2018, the Company held a full valuation allowance related to the accumulated tax benefits. Accumulated other comprehensive loss of $2.0 million and $2.1 million is included in noncontrolling interests at March 31, 2019 and December 31, 2018, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $22,000 and $13,000, net of taxes, for the three months ended March 31, 2019 and 2018, respectively, and are included in other miscellaneous income in the accompanying condensed consolidated statements of operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. “Us,” “we,” and “our” refer to Five Point Holdings, LLC, together with its consolidated subsidiaries. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Actual results could differ materially from those set forth in any forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of March 31, 2019, approximately 62.4% of the operating company. The operating company directly or indirectly owns equity interests in: (1) Five Point Land, LLC (“FPL”), which owns The Newhall Land & Farming Company, a California limited partnership, the entity that is developing Valencia (formerly known as Newhall Ranch); (2) The Shipyard Communities, LLC (the “San Francisco Venture”), which is developing Candlestick and The San Francisco Shipyard; (3) Heritage Fields LLC (the “Great Park Venture”), which is developing Great Park Neighborhoods; (4) Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which have historically managed the development of Great Park Neighborhoods and Valencia; and (5) Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), which owns the Five Point Gateway Campus. The operating company consolidates and controls the management of all of these entities except for the Great Park Venture and the Gateway Commercial Venture. The operating company owns a 37.5% percentage interest in the Great Park Venture and a 75% interest in the Gateway Commercial Venture and accounts for its interest in both using the equity method. The management company performs development management services for the Great Park Venture and property management services for the Gateway Commercial Venture.

Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
On January 1, 2019, we, the Great Park Venture, and the Gateway Commercial Venture adopted the new lease accounting guidance using the modified retrospective approach. Results for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, Leases, while prior period results have not been adjusted and continue to be reported in accordance with historical U.S. GAAP (Topic 840, Leases). See Note 2 and Note 11 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of recently adopted accounting pronouncements.
The following table summarizes our consolidated historical results of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$55	$49
Land sales—related party	230	221
Management services—related party	11,063	11,767
Operating properties	1,725	2,930
Total revenues	13,073	14,967
Costs and expenses
Land sales	—	38
Management services	7,616	7,089
Operating properties	1,901	2,390
Selling, general, and administrative	25,773	28,596
Total costs and expenses	35,290	38,113
Other income
Adjustment to payable pursuant to tax receivable agreement	—	1,928
Interest income	2,454	2,747
Gain on settlement of contingent consideration—related party	64,870	—
Miscellaneous	10	7,781
Total other income	67,334	12,456
Equity in earnings (loss) from unconsolidated entities	8,882	(3,607)
Income (loss) before income tax (provision) benefit	53,999	(14,297)
Income tax (provision) benefit	(1,266)	—
Net income (loss)	52,733	(14,297)
Less net income (loss) attributable to noncontrolling interests	28,925	(9,065)
Net income (loss) attributable to the company	$23,808	$(5,232)

Three Months Ended March 31, 2019 and 2018
Revenues. Revenues decreased by $1.9 million, or 12.7%, to $13.1 million for the three months ended March 31, 2019, from $15.0 million for the three months ended March 31, 2018. We had no land sales and we recognized minimal miscellaneous land sale revenues during the three months ended March 31, 2019 and March 31, 2018.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $2.8 million, or 9.9%, to $25.8 million for the three months ended March 31, 2019, from $28.6 million for the three months ended March 31, 2018. The decrease is mainly attributable to a decrease in employee related expenses.
Other income. Other income for the three months ended March 31, 2019 consisted primarily of a $64.9 million gain recognized by our San Francisco segment pertaining to the settlement of a contingent consideration liability.
Equity in earnings (loss) from unconsolidated entities. Equity in earnings from unconsolidated entities increased to $8.9 million for the three months ended March 31, 2019, from a loss of $3.6 million for the three months ended March 31, 2018. The increase was primarily due to increased revenue from land sales at our Great Park segment.
Income tax benefit. Pre-tax income of $54.0 million for the three months ended March 31, 2019 resulted in a tax provision of $1.3 million. The tax provision was the result of an $8.6 million increase to our deferred tax liability offset by a $7.3 million decrease to our deferred tax asset valuation allowance. We assessed the realization of the net deferred tax asset and the need for a valuation allowance and determined that at March 31, 2019, it is more likely than not that the net deferred tax asset is not realizable and results in a net deferred tax liability after application of the valuation allowance. Pre-tax losses for the three months ended March 31, 2018 of $14.3 million resulted in a deferred tax benefit and an increase in our net deferred tax asset of $1.6 million, both of which were offset by an increase in our deferred tax asset valuation allowance of $1.6 million. Our effective tax rate, before changes in valuation allowance, increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a slight decrease in the ownership percentage of our noncontrolling interests.
Segment Results and Financial Information
Our four reportable operating segments are Valencia (formerly Newhall), San Francisco, Great Park and Commercial:

•
Our Valencia segment includes operating results for the Valencia community, agricultural operations, as well as results attributable to other land historically owned by FPL, including 16,000 acres in Ventura County, The Tournament Players Club at Valencia Golf Course (which was sold in January 2018), and 500 acres of remnant commercial, residential and open space land in Los Angeles County.

•
Our San Francisco segment includes operating results for the Candlestick and The San Francisco Shipyard communities, as well as results attributable to the development management services that we provide to affiliates of Lennar Corporation (“Lennar”) with respect to the Concord community in the San Francisco Bay Area.

•	Our Great Park segment includes operating results for the Great Park Neighborhoods community and development management services provided by the management company for the Great Park Venture.

•	Our Commercial segment includes the operating results of the Five Point Gateway Campus and property management services provided by the management company for the Gateway Commercial Venture.
Valencia Segment (formerly Newhall)
Our Valencia property (formerly known as Newhall Ranch) consists of approximately 15,000 acres in northern Los Angeles County and is designed to include approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. Valencia is the continuation of our master-planned community where already today approximately 20,000 households reside and approximately 60,000 people work. We are continuing horizontal development activities at Mission Village at our Valencia property and expect to start delivering homesites to builders in late 2019. Mission Village is approved for up to 4,055 homesites and approximately 1.6 million square feet of commercial development.
The following table summarizes the results of operations of our Valencia segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$55	$49
Land sales—related party	9	—
Operating properties	1,551	2,749
Total revenues	1,615	2,798
Costs and expenses
Land sales	—	38
Operating properties	1,901	2,390
Selling, general, and administrative	3,809	4,088
Total costs and expenses	5,710	6,516
Other income	11	6,781
Segment (loss) income	$(4,084)	$3,063
Three Months Ended March 31, 2019 and 2018
Operating properties. The decrease in operating properties revenues and expenses is mainly attributable to the sale of The Tournament Players Club at Valencia Golf Course in January 2018 whereby revenues generated and expenses incurred prior to the sale were included in operating properties revenues and expenses for the three months ended March 31, 2018.
Other income. In January 2018, the Tournament Players Club at Valencia Golf Course was sold for net cash proceeds of $5.7 million, and the buyer assumed certain liabilities, including certain club membership related liabilities. We recognized a gain of $6.7 million as a result of the sale.

San Francisco Segment
Located almost equidistant between downtown San Francisco and the San Francisco International Airport, Candlestick and The San Francisco Shipyard consist of approximately 800 acres of bayfront property in the City of San Francisco. Candlestick and The San Francisco Shipyard are designed to include approximately 12,000 homesites and approximately 6.3 million square feet of commercial space.
On May 2, 2016, the San Francisco Venture transferred to a joint venture (the “Lennar-CL Venture”) between Lennar and an affiliate of Castlelake certain assets and liabilities of the San Francisco Venture, including property within The San Francisco Shipyard known as the Phase 1 Land (the “Separation Transaction”). The Lennar-CL Venture is responsible for current and future residential construction on the Phase 1 Land. We are not entitled to any of the proceeds from future sales of homes on the Phase 1 Land (although we will receive a marketing fee for each home sold). The Lennar-CL Venture was also transferred the ownership interest in a joint venture (the “Mall Venture”) formed with affiliates of The Macerich Company (“Macerich”) that intended to construct an urban retail outlet shopping district (the “Retail Project”) at Candlestick. Following the Separation Transaction, we were obligated to complete certain development activities and convey the parcels of property to the Mall Venture upon which the Retail Project was to be developed. In early 2019, following discussions with the members of the Mall Venture, we and the members of the Mall Venture decided not to proceed with the Retail Project. As part of the termination of the Retail Project, we were released from our obligation to convey parcels of property on which the Retail Project was intended to be developed by the Mall Venture. We were also released from certain development obligations. In return, we recognized a gain of $64.9 million, representing the settlement of the contingent consideration pertaining to the development obligations and relief from the conveyance of these parcels. Additionally, we repaid Macerich a $65.1 million obligation related to a promissory note in the same amount, plus $11.1 million of accrued interest associated with the promissory note. The San Francisco Venture also issued an aggregate of 436,498 of its Class A Units (while we concurrently issued 436,498 of our Class B common shares) to affiliates of Lennar and Castlelake and concurrently received a contribution of $5.5 million from affiliates of Lennar and Castlelake.
We are now working closely with the City of San Francisco on a revised development plan for the first phase of Candlestick that is currently planned to include approximately 750,000 square feet of office space, 1,600 homes, and 300,000 square feet of lifestyle amenities centered around retail and entertainment. We anticipate that the City will grant approval of our new design prior to the end of the year.
In November 2016, San Francisco voters approved an initiative measure, Proposition O, to exempt Candlestick and The San Francisco Shipyard from citywide office development growth restrictions. Those growth controls (referred to as Proposition M after the 1986 initiative measure first imposing them) limit the amount of new office construction in San Francisco to 950,000 square feet per year and require each new office development of 25,000 square feet or more to obtain an allocation of office space from the Planning Commission. With passage of Proposition O and the approval to implement the redevelopment plan amendments that the San Francisco Venture is seeking, development at Candlestick and The San Francisco Shipyard will not be required to obtain an allocation of office space and will not be subject to the Proposition M annual limitations on office development. This means the full amount of permitted commercial square footage at Candlestick and The San Francisco Shipyard can be constructed as we determine, including all at once, even though Proposition M may delay new office developments elsewhere in San Francisco. In 2018, our disposition and development agreement with the City of San Francisco was amended to increase the total amount of commercial use at Candlestick and The San Francisco Shipyard by over two million square feet, most of which we anticipate will be for office use, and increases our total commercial space to approximately 6.3 million square feet.

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
The following table summarizes the results of operations of our San Francisco segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$221	$221
Operating property	174	181
Management services—related party	698	1,620
Total revenues	1,093	2,022
Costs and expenses
Management services	377	399
Selling, general, and administrative	4,512	6,386
Total costs and expenses	4,889	6,785
Other income—gain on settlement of contingent consideration, related party	64,870	—
Segment income (loss)	$61,074	$(4,763)

Three Months Ended March 31, 2019 and 2018
Management services—related party revenues. Management services revenues decreased by $0.9 million, or 56.9%, to $0.7 million for the three months ended March 31, 2019, from $1.6 million for the three months ended March 31, 2018. The decrease was mainly attributable to a management services agreement we had with an affiliate of Lennar with respect to the Treasure Island community. That agreement expired in December 2018, and we no longer provide management services related to that community.
Other Income. In early 2019, we and the members of the Mall Venture determined not to proceed with the Retail Project, and we were released from obligations to convey parcels of property on which the Retail Project was intended to be developed by the Mall Venture. As a result of the relief of these obligations, we recognized a gain of $64.9 million during the three months ended March 31, 2019.
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
Great Park Neighborhoods consists of approximately 2,100 acres in Orange County and is being built around the approximately 1,300 acre Orange County Great Park, a metropolitan public park that is under construction. In the first quarter of 2019, Great Park Neighborhoods received approval to develop an additional 1,056 homesites.  As a result of the approval, Great Park Neighborhoods is now designed to include approximately 10,500 homesites and approximately 4.9 million square feet of commercial space.
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests are entitled to receive priority distributions in an amount up to $565.0 million, and holders of percentage interests are entitled to all other distributions. As of March 31, 2019, aggregate distributions to holders of legacy interests totaled $355.0 million. See Note 4 to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional discussion of distribution priorities at the Great Park Venture.

The following table summarizes the results of operations of our Great Park segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$31,466	$256
Land sales—related party	127,697	151
Management services—related party	10,396	10,057
Total revenues	169,559	10,464
Costs and expenses
Land sales	107,819	—
Management services	7,239	6,690
Selling, general, and administrative	6,575	8,487
Management fees—related party	8,217	7,632
Total costs and expenses	129,850	22,809
Interest income	559	979
Segment income (loss)	$40,268	$(11,366)
Three Months Ended March 31, 2019 and 2018
Revenues. Revenues increased by $159.1 million to $169.6 million for the three months ended March 31, 2019, from $10.5 million for the three months ended March 31, 2018 primarily due to the recognition of revenue from the sale of land entitled for an aggregate of 369 homesites on approximately 29.5 acres. Initial gross proceeds from the sale were $151.9 million representing the base purchase price. In addition to the base price of $151.9 million, we included approximately $3.6 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. These purchase and sale agreements include a second take down, which will result in additional gross proceeds of $65.6 million on 11.5 acres in 2019. During the three months ended March 31, 2019 and March 31, 2018, revenues also included changes in estimates of variable consideration from those amounts previously recorded by the Great Park Venture in accordance with the application of the new revenue guidance as well as revenues generated from development management services provided to the Great Park Venture.
Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs and project team and other administrative costs that are reimbursed to the management company per the terms of the development management agreement. Selling, general, and administrative costs decreased by $1.9 million, or 22.5%, to $6.6 million for the three months ended March 31, 2019, from $8.5 million for the three months ended March 31, 2018. The lower expense during the three months ended March 31, 2019 is primarily due to decreased marketing activities at the Great Park Neighborhoods.

The table below reconciles the Great Park segment results to the equity in earnings (loss) from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Segment net income (loss) from operations	$40,268	$(11,366)
Less net income of management company attributed to the Great Park segment	3,157	3,367
Net income (loss) of Great Park Venture	37,111	(14,733)
The Company’s share of net income (loss) of the Great Park Venture	13,917	(5,525)
Basis difference (amortization) accretion	(4,473)	1,471
Equity in earnings (loss) from the Great Park Venture	$9,444	$(4,054)
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
The Five Point Gateway Campus is a commercial office campus consisting of approximately 73 acres of land in the Great Park Neighborhoods containing four newly constructed buildings, two of which are leased by Broadcom Limited (together with its subsidiaries, “Broadcom”). The Five Point Gateway Campus includes approximately one million square feet planned for research and development and office space in the four buildings, which are designed to accommodate thousands of employees. Broadcom is the largest tenant, leasing approximately 660,000 square feet of research and development space pursuant to a 20-year triple net lease. We and Lennar have entered into separate 130-month full service gross leases to occupy approximately 135,000 aggregate square feet.

The following table summarizes the results of operations of our Commercial segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Rental and related income	$8,380	$6,705
Property management fees	(31)	90
Total revenues	8,349	6,795
Costs and expenses
Rental operating expenses	1,564	839
Interest	4,331	2,282
Depreciation	2,177	1,827
Amortization	1,029	1,041
Other expenses	29	120
Total costs and expenses	9,130	6,109
Segment (loss) income	$(781)	$686
Three Months Ended March 31, 2019 and 2018
Revenues. Revenues increased by $1.6 million, or 22.9%, to $8.3 million for the three months ended March 31, 2019, from $6.8 million for the three months ended March 31, 2018. The increase was primarily due to commencement of Lennar’s and our leases in the last quarter of 2018. Revenues are generated from tenant leases and property management services provided by the management company to the Gateway Commercial Venture.
Costs and expenses. Costs and expenses increased by $3.0 million, or 49.5%, to $9.1 million for the three months ended March 31, 2019, from $6.1 million for the three months ended March 31, 2018. The increase is primarily due to the Five Point Gateway Campus being fully placed into service, which resulted in higher depreciation expense incurred by the Gateway Commercial Venture during the three months ended March 31, 2019 compared to the same period in 2018. Interest and amortization expense also increased as portions of these expenses were eligible for capitalization for the three months ended March 31, 2018, prior to the Five Point Gateway Campus being fully placed into service.
The table below reconciles the Commercial segment results to the equity in (loss) earnings from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Segment net (loss) income from operations	$(781)	$686
Less net (loss) income of management company attributed to the Commercial segment	(31)	90
Net (loss) income of Gateway Commercial Venture	(750)	596
Equity in (loss) earnings from the Gateway Commercial Venture	$(562)	$447
Financial Condition, Liquidity and Capital Resources
As of March 31, 2019, we had $373.3 million of consolidated cash and cash equivalents, compared to $495.7 million at December 31, 2018. As of March 31, 2019, no funds have been drawn on the Company’s

$125.0 million revolving credit facility. However, letters of credit of $1.0 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.0 million.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities. The development stages of our master-planned communities continue to require significant cash outlays on both a short-term and long-term basis. While we expect land sales at Valencia to begin in late 2019, the Candlestick and The San Francisco Shipyard communities are not expected to generate significant liquidity within the next 12 months. We expect to meet our cash requirements for at least the next 12 months with available cash, proceeds from land sales in Valencia, distributions from our unconsolidated entities and collection of management fees under our various management agreements.
Our long-term cash needs relate primarily to future horizontal development expenditures and investments in, or vertical construction costs for, properties that we may acquire or develop for our income-producing portfolio. We budget our cash development costs on an annual basis. Budgeted amounts are subject to change due to delays or accelerations in construction or regulatory approvals, changes in inflation rates and other increases (or decreases) in costs. We may also modify our development plans or change the sequencing of our communities in response to changing economic conditions, consumer preferences and other factors, which could have a material impact on the timing and amount of our development costs. Budgeted amounts are expected to be funded through a combination of available cash, cash flows from our communities and reimbursements from public financing, including community facilities districts, tax increment financing and local, state and federal grants. Cash flows from our communities may occur in uneven patterns as cash is primarily generated by land sales, which can occur at various points over the life cycle of our communities.
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
Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating activities	$(83,652)	$(71,153)
Investing activities	267	6,048
Financing activities	(38,682)	(5,131)
Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales, management services and operating property results. Cash outflows are comprised primarily of cash outlays for horizontal development costs, employee compensation, management fees and selling, general, and administrative costs. Our operating cash flows vary significantly each year due to the timing of land sales and the development efforts related to our master-planned communities.

Net cash used in operating activities increased by $12.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Major components of operating cash used in both periods consist of our continued investment in horizontal developments at our communities and selling, general, and administrative costs. In addition, during the three months ended March 31, 2019, we settled the accrued interest on the Macerich promissory note of $11.1 million.
Cash Flows from Investing Activities. Net cash provided by investing activities was $0.3 million for the three months ended March 31, 2019, a decrease of $5.8 million compared to the net cash provided by investing activities of $6.0 million for the three months ended March 31, 2018.
For the three months ended March 31, 2019, we received a distribution of $1.5 million from the Gateway Commercial Venture and this increase in cash was offset by our purchases of property, plant and equipment. During the three months ended March 31, 2018, net proceeds from the sale of the Valencia segment’s golf course operating property was $5.7 million.
Cash Flows from Financing Activities. Net cash used in financing activities was $38.7 million for the three months ended March 31, 2019 compared to $5.1 million net cash used in financing activities for the three months ended March 31, 2018.
We used $4.1 million and $5.1 million during the three months ended March 31, 2019 and 2018, respectively, to net settle certain share-based compensation awards with employees for tax withholding purposes. During the three months ended March 31, 2019, we received cash proceeds of $25.0 million related to the issuance of San Francisco Venture Class C units to an affiliate of Lennar (see Note 5 to our condensed consolidated financial statements included under Part I, Item 1 of this report) and repaid the Macerich promissory note of $65.1 million.
Changes in Capital Structure
During the three months ended March 31, 2019, our ownership percentage in the operating company increased to 62.4%, primarily due to the operating company issuing us additional Class A units in connection with our issuance of Class A common shares under our share-based compensation plan. Additionally, we reacquired approximately 0.3 million restricted Class A common shares from employees for income tax withholding purposes that resulted in the operating company retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Class A units of the operating company:
Held by us	68,746,555	66,810,980
Held by noncontrolling interest members	41,404,961	41,404,961
	110,151,516	108,215,941
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,433,775
	148,021,789	145,649,716
Contractual Obligations and Commitments
Our contractual obligations have not changed materially from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

We are committed under various letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $2.4 million at both March 31, 2019 and December 31, 2018, respectively. At both March 31, 2019 and December 31, 2018, we had $1.4 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of March 31, 2019, we were using approximately $1.0 million in capacity under the revolving credit facility to support LOCs. Additionally, in the ordinary course of business and as a part of the entitlement and development process, we are required to provide performance bonds to ensure completion of certain development obligations. We had outstanding performance bonds of $74.0 million as of March 31, 2019.
At March 31, 2019, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the three months ended March 31, 2019 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Recently Issued Accounting Pronouncements and Developments
See Note 2 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of March 31, 2019.
Seasonality
Our business and results of operations are not materially impacted by seasonality.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relative to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed rates. Although we do not currently do so, we may in the future manage our market risk on floating rate debt by entering into swap arrangements to in effect fix the rate on all or a portion of the debt for varying periods up to maturity. This would, in turn, reduce the risks of variability of cash flows created by floating rate debt and mitigate the risk of increases in interest rates. Our objective when undertaking such arrangements would be to reduce our floating rate exposure, as we do not plan to enter into hedging arrangements for speculative purposes.
As of March 31, 2019, we had outstanding consolidated indebtedness of $492.2 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2019.
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
ITEM 1A.     Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended March 31, 2019:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2019 to January 31, 2019	296,392	$7.60	—	—
February 1, 2019 to February 28, 2019	—	—	—	—
March 1, 2019 to March 31, 2019	—	—	—	—
	296,392	$7.60	—	—
(1) Represents shares repurchased by the Company pursuant to provisions in agreements with recipients of restricted shares granted under our equity compensation plan that allow the Company to repurchase, or the recipient to deliver to us, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.
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

Date: May 7, 2019