Form 10-Q
period 2019-06-30
Five Point Holdings, LLC
filed 2019-08-09
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38088
Five Point Holdings, LLC
(Exact name of registrant as specified in its charter)

Delaware				27-0599397
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
15131 Alton Parkway	4th Floor	Irvine	California	92618
(Address of Principal Executive Offices)				(Zip code)
(949) 349-1000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common shares	FPH	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2019, 68,746,555 Class A common shares and 79,275,234 Class B common shares were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
INVENTORIES	$1,810,697	$1,696,084
INVESTMENT IN UNCONSOLIDATED ENTITIES	537,125	532,899
PROPERTIES AND EQUIPMENT, NET	32,265	31,677
INTANGIBLE ASSET, NET—RELATED PARTY	87,107	95,917
CASH AND CASH EQUIVALENTS	292,661	495,694
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,739	1,403
RELATED PARTY ASSETS	90,832	61,039
OTHER ASSETS	24,619	9,179
TOTAL	$2,877,045	$2,923,892

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$492,469	$557,004
Accounts payable and other liabilities	163,870	161,139
Related party liabilities	128,850	178,540
Deferred income tax liability, net	10,449	9,183
Payable pursuant to tax receivable agreement	172,633	169,509
Total liabilities	968,271	1,075,375

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)
REDEEMABLE NONCONTROLLING INTEREST	25,000	—
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2019—68,746,555 shares; 2018—66,810,980 shares
Class B common shares; No par value; Issued and outstanding: 2019—79,275,234 shares; 2018—78,838,736 shares
Contributed capital	564,199	556,521
Retained earnings	47,107	33,811
Accumulated other comprehensive loss	(3,298)	(3,306)
Total members’ capital	608,008	587,026
Noncontrolling interests	1,275,766	1,261,491
Total capital	1,883,774	1,848,517
TOTAL	$2,877,045	$2,923,892

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Land sales	$10	$3	$65	$52
Land sales—related party	236	221	466	442
Management services—related party	11,168	11,440	22,231	23,207
Operating properties	973	1,426	2,698	4,356
Total revenues	12,387	13,090	25,460	28,057
COSTS AND EXPENSES:
Land sales	—	52	—	90
Management services	7,479	6,763	15,095	13,852
Operating properties	1,199	1,107	3,100	3,497
Selling, general, and administrative	25,993	29,015	51,766	57,611
Total costs and expenses	34,671	36,937	69,961	75,050
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	—	—	—	1,928
Interest income	2,316	2,910	4,770	5,657
Gain on settlement of contingent consideration—related party	—	—	64,870	—
Miscellaneous	9	631	19	8,412
Total other income	2,325	3,541	69,659	15,997
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(2,669)	9,003	6,213	5,396
(LOSS) INCOME BEFORE INCOME TAX (PROVISION) BENEFIT	(22,628)	(11,303)	31,371	(25,600)
INCOME TAX (PROVISION) BENEFIT	—	—	(1,266)	—
NET (LOSS) INCOME	(22,628)	(11,303)	30,105	(25,600)
LESS NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(12,116)	(6,143)	16,809	(15,208)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(10,512)	$(5,160)	$13,296	$(10,392)

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$(0.16)	$(0.08)	$0.19	$(0.16)
Diluted	$(0.16)	$(0.08)	$0.18	$(0.18)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	66,256,961	65,076,395	66,234,066	64,226,628
Diluted	66,256,961	65,076,395	145,403,189	144,853,566
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic	79,275,234	79,794,047	79,169,124	80,602,759
Diluted	79,275,234	79,794,047	79,275,824	80,602,759
See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET (LOSS) INCOME	$(22,628)	$(11,303)	$30,105	$(25,600)
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net (loss) income	35	21	70	43
Other comprehensive income before taxes	35	21	70	43
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	—	—	—	—
OTHER COMPREHENSIVE INCOME—Net of tax	35	21	70	43
COMPREHENSIVE (LOSS) INCOME	(22,593)	(11,282)	30,175	(25,557)
LESS COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(12,103)	(6,135)	16,835	(15,191)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(10,490)	$(5,147)	$13,340	$(10,366)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - March 31, 2019	68,746,555	79,275,234	$562,185	$57,619	$(3,320)	$616,484	$1,287,869	$1,904,353
Net loss	—	—	—	(10,512)	—	(10,512)	(12,116)	(22,628)
Share-based compensation expense	—	—	3,442	—	—	3,442	—	3,442
Other comprehensive income—net of tax of $0	—	—	—	—	22	22	13	35
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(1,428)	—	—	(1,428)	—	(1,428)
BALANCE - June 30, 2019	68,746,555	79,275,234	$564,199	$47,107	$(3,298)	$608,008	$1,275,766	$1,883,774

BALANCE - March 31, 2018	64,268,027	81,418,003	$535,900	$63,293	$(2,474)	$596,719	$1,315,220	$1,911,939
Net loss	—	—	—	(5,160)	—	(5,160)	(6,143)	(11,303)
Share-based compensation expense	—	—	2,742	—	—	2,742	—	2,742
Issuance of share-based compensation awards, net of forfeitures	(3,371)	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	13	13	8	21
Redemption of noncontrolling interests	2,273,196	(2,272,516)	25,948	—	(89)	25,859	(25,859)	—
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(15,172)	—	—	(15,172)	—	(15,172)
Adjustment of noncontrolling interest in the Operating Company	—	—	(15)	—	—	(15)	15	—
BALANCE - June 30, 2018	66,537,852	79,145,487	$549,403	$58,133	$(2,550)	$604,986	$1,283,241	$1,888,227

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2018	66,810,980	78,838,736	$556,521	$33,811	$(3,306)	$587,026	$1,261,491	$1,848,517
Net income	—	—	—	13,296	—	13,296	16,809	30,105
Share-based compensation expense	—	—	6,758	—	—	6,758	—	6,758
Reacquisition of share-based compensation awards for tax-withholding purposes	(296,392)	—	(4,099)	—	—	(4,099)	—	(4,099)
Settlement of restricted share units for Class A common shares	337,799	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,894,168	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	44	44	26	70
Contribution from noncontrolling interest and related sale of Class B common shares	—	436,498	3	—	—	3	5,544	5,547
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(3,124)	—	—	(3,124)	—	(3,124)
Adjustment of noncontrolling interest in the Operating Company	—	—	8,140	—	(36)	8,104	(8,104)	—
BALANCE - June 30, 2019	68,746,555	79,275,234	$564,199	$47,107	$(3,298)	$608,008	$1,275,766	$1,883,774

BALANCE - December 31, 2017	62,314,850	81,463,433	$530,015	$57,841	$(2,455)	$585,401	$1,320,208	$1,905,609
Adoption of accounting standards	—	—	—	10,684	—	10,684	13,961	24,645
Net loss	—	—	—	(10,392)	—	(10,392)	(15,208)	(25,600)
Share-based compensation expense	—	—	6,141	—	—	6,141	—	6,141
Reacquisition of share-based compensation awards for tax-withholding purposes	(68,886)	—	(5,131)	—	—	(5,131)	—	(5,131)
Settlement of restricted share units for Class A common shares	319,783	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,653,467	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	26	26	17	43
Redemption of noncontrolling interests	2,318,638	(2,317,946)	26,765	—	(90)	26,675	(26,675)	—
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(17,480)	—	—	(17,480)	—	(17,480)
Adjustment of noncontrolling interest in the Operating Company	—	—	9,093	—	(31)	9,062	(9,062)	—
BALANCE - June 30, 2018	66,537,852	79,145,487	$549,403	$58,133	$(2,550)	$604,986	$1,283,241	$1,888,227

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,105	$(25,600)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in earnings from unconsolidated entities	(6,213)	(5,396)
Deferred income taxes	1,266	—
Depreciation and amortization	11,136	7,812
Noncash adjustment of payable pursuant to tax receivable agreement	—	(1,928)
Gain on settlement of contingent consideration—related party	(64,870)	—
Gain on sale of golf course operating properties	—	(6,700)
Gain on insurance proceeds for damaged property	—	(1,550)
Share-based compensation	6,758	6,141
Changes in operating assets and liabilities:
Inventories	(113,838)	(129,388)
Related party assets	(11,679)	(10,165)
Other assets	(5,135)	(960)
Accounts payable and other liabilities	(8,624)	2,482
Related party liabilities	(3,631)	306
Net cash used in operating activities	(164,725)	(164,946)
CASH FLOWS FROM INVESTING ACTIVITIES:
Distribution from Gateway Commercial Venture	1,987	—
Purchase of indirect Legacy Interest in Great Park Venture—related party	—	(1,762)
Proceeds from sale of golf course operating property	—	5,685
Proceeds from insurance on damaged property	—	1,601
Purchase of properties and equipment	(1,277)	(352)
Net cash provided by investing activities	710	5,172
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on settlement note	—	(5,000)
Principal payment on Macerich note	(65,130)	—
Reacquisition of share-based compensation awards for tax-withholding purposes	(4,099)	(5,131)
Proceeds from issuance of Class B common shares	3	—
Contribution from noncontrolling interest	5,544	—
Proceeds from issuance of redeemable noncontrolling interest	25,000	—
Net cash used in financing activities	(38,682)	(10,131)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(202,697)	(169,905)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	497,097	849,945
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$294,400	$680,040
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
The diagram below presents a simplified depiction of the Company’s current organizational structure as of June 30, 2019:

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
Five Point Gateway Campus

(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of June 30, 2019, the Company owned approximately 62.4% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Assuming the exchange of all outstanding Class A Common Units of the Operating Company and all outstanding Class A units of The Shipyard Communities, LLC, a Delaware limited liability company (the “San Francisco Venture”) (see (2) below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on July 31, 2019 ($7.81), the equity market capitalization of the Company was approximately $1.2 billion.

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
(4) Interests in Heritage Fields LLC, a Delaware limited liability company (the “Great Park Venture”), are either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests are entitled to receive priority distributions in an amount up to $565.0 million, of which $355.0 million had been distributed as of July 31, 2019. The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee in its consolidated financial statements.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year.

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
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gain on sale of golf club operating property	$—	$—	$—	$6,700
Gain on insurance claims	—	550	—	1,550
Net periodic pension benefit	9	81	19	162
Total miscellaneous other income	$9	$631	$19	$8,412

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
Recently issued accounting pronouncements—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”) which amends the guidance on the impairment of financial instruments, including most debt instruments, trade receivables, contract assets, and loans. ASU No. 2016-13 adds to U.S. GAAP an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses for instruments measured at amortized cost, resulting in a net presentation of the amount expected to be collected on the financial asset. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2016-13 on its consolidated financial statements.
Recently adopted accounting pronouncements—In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”) which simplifies the accounting of share-based payments granted to nonemployees for goods and services. Under ASU No. 2018-07, most of the guidance on such payments to nonemployees is aligned with the requirements for share-based payments granted to employees, including the determination of the measurement date. The Company adopted ASU No. 2018-07 on January 1, 2019 with no material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). This ASU generally requires that lessees recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet for operating and financing leases and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The FASB has issued multiple clarifications and updates since ASU No. 2016-02 that include, but are not limited to, the ability to elect practical expedients upon transition.
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

The impact of adopting the new guidance primarily relates to (i) the recognition of ROU assets and lease liabilities for operating leases, and (ii) the requirement to provide more robust disclosure on the nature of the Company’s leases, cash flow impacts arising from leases and significant assumptions or judgments used by management to determine whether a contract contains a lease as well as a determination of the discount rate for a lease. The adoption of ASU No. 2016-02 did not have a material impact on the Company's consolidated statement of operations and statement of cash flows.
The cumulative effect of the changes made to the Company’s consolidated January 1, 2019 balance sheet from the adoption of the new lease guidance was as follows (in thousands):

	Balance at December 31, 2018	Adjustments due to ASU No. 2016-02	Balance at January 1, 2019
ASSETS
Related party assets	$61,039	$18,811	$79,850
Other assets	9,179	11,425	20,604
LIABILITIES
Accounts payable and other liabilities	161,139	11,425	172,564
Related party liabilities	178,540	18,811	197,351

3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 14) (in thousands):

	Three Months Ended June 30, 2019					Six Months Ended June 30, 2019
	Valencia	San Francisco	Great Park	Commercial	Total	Valencia	San Francisco	Great Park	Commercial	Total
Land sales	$24	$222	$—	$—	$246	$88	$443	$—	$—	$531
Management services	—	573	10,437	158	11,168	—	1,271	20,833	127	22,231
Operating properties	455	177	—	—	632	1,708	351	—	—	2,059
	479	972	10,437	158	12,046	1,796	2,065	20,833	127	24,821
Operating properties leasing revenues	341	—	—	—	341	639	—	—	—	639
	$820	$972	$10,437	$158	$12,387	$2,435	$2,065	$20,833	$127	$25,460

	Three Months Ended June 30, 2018					Six Months Ended June 30, 2018
	Valencia	San Francisco	Great Park	Commercial	Total	Valencia	San Francisco	Great Park	Commercial	Total
Land sales	$3	$221	$—	$—	$224	$52	$442	$—	$—	$494
Management services	—	1,432	9,918	90	11,440	—	3,052	19,975	180	23,207
Operating properties	748	187	—	—	935	2,791	368	—	—	3,159
	751	1,840	9,918	90	12,599	2,843	3,862	19,975	180	26,860
Operating properties leasing revenues	491	—	—	—	491	1,197	—	—	—	1,197
	$1,242	$1,840	$9,918	$90	$13,090	$4,040	$3,862	$19,975	$180	$28,057

The opening and closing balances of the Company’s contract assets for the six months ended June 30, 2019 were $50.6 million and $63.4 million, respectively. The increase of $12.8 million between the opening and closing balances of the Company’s contract assets primarily results from a timing difference between the Company’s recognition of revenue earned for the performance of management services and no contractual payments due from the customer during the period. The Company’s opening and closing contract liabilities for the six months ended June 30, 2019 were insignificant.
As of June 30, 2019, the aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations associated with the development management agreement with the Great Park Venture was $52.4 million. The Company will recognize this revenue ratably as services are provided over the remaining expected contract term, which terminates in December 2021, unless extended by mutual agreement by both the Company and the Great Park Venture.

4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of interests—“Percentage Interests” and “Legacy Interests.” Legacy Interest holders are entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions. The Operating Company owns 37.5% of the Great Park Venture’s Percentage Interests as of June 30, 2019. The Great Park Venture has made distributions to the holders of Legacy Interests in the aggregate amount of $355.0 million as of June 30, 2019.
The Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use, master planned community located in Orange County, California. The Company, through the Management Company, manages the planning, development and sale of the Great Park Neighborhoods and supervises the day-to-day affairs of the Great Park Venture. The Great Park Venture is managed by an executive committee of representatives appointed by only the holders of Percentage Interests. The Company does not control the actions of the executive committee. During the six months ended June 30, 2019, the Great Park Venture recognized $130.0 million in land sale revenues to a related party of the Company and $62.6 million in land sale revenues to third parties, of which $31.0 million relates to homesites sold to a land banking entity whereby a related party of the Company has retained the option to acquire these homesites in the future from the land bank entity.

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
The following table summarizes the statements of operations of the Great Park Venture for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Land sale revenues	$192,579	$171,013
Cost of land sales	(128,968)	(118,113)
Other costs and expenses	(32,036)	(30,169)
Net income of Great Park Venture	$31,575	$22,731
The Company’s share of net income	$11,841	$8,524
Basis difference amortization	(3,893)	(3,652)
Equity in earnings from Great Park Venture	$7,948	$4,872

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Inventories	$968,643	$1,059,717
Cash and cash equivalents	175,923	60,663
Receivable and other assets	41,063	33,836
Total assets	$1,185,629	$1,154,216
Accounts payable and other liabilities	$152,647	$152,809
Redeemable Legacy Interests	209,967	209,967
Capital (Percentage Interest)	823,015	791,440
Total liabilities and capital	$1,185,629	$1,154,216
The Company’s share of capital in Great Park Venture	$308,631	$296,790
Unamortized basis difference	124,970	128,863
The Company’s investment in the Great Park Venture	$433,601	$425,653

Gateway Commercial Venture
The Company owns a 75% interest in the Gateway Commercial Venture as of June 30, 2019. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture. However, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
The Gateway Commercial Venture owns the Five Point Gateway Campus located in Irvine, California and acquired the Five Point Gateway Campus through debt and capital funding. The debt obtained by the Gateway Commercial Venture is non-recourse to the Company     other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
The Company and a related party of the Company separately lease office space at the Five Point Gateway Campus, and during the six months ended June 30, 2019, the Gateway Commercial Venture recognized $4.0 million in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Rental revenues	$17,134	$12,946
Rental operating and other expenses	(3,217)	(1,868)
Depreciation and amortization	(7,542)	(5,669)
Interest expense	(8,689)	(4,710)
Net (loss) income of Gateway Commercial Venture	$(2,314)	$699
Equity in (loss) earnings from Gateway Commercial Venture	$(1,735)	$524

The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Real estate and related intangible assets, net	$459,053	$464,123
Other assets	17,674	14,833
Total assets	$476,727	$478,956
Notes payable, net	$300,157	$295,440
Other liabilities	38,538	40,521
Members’ capital	138,032	142,995
Total liabilities and capital	$476,727	$478,956
The Company’s investment in the Gateway Commercial Venture	$103,524	$107,246

5.    NONCONTROLLING INTERESTS
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company. At June 30, 2019, the Holding Company and its wholly owned subsidiary owned approximately 62.4% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.6% of the outstanding Class A Common Units of the Operating Company.
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

Concurrent with the termination of the Retail Project (defined in Note 8), the San Francisco Venture issued 436,498 Class A units (and the Holding Company issued 436,498 of its Class B common shares) to, and received a contribution of $5.5 million from, the holders of Class A units of the San Francisco Venture.
On February 13, 2019, the San Francisco Venture issued $25.0 million of new Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos communities facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference in an aggregate amount equal to 50% of the cumulative amount of reimbursements received, less the aggregate amount previously paid to redeem Class C units. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At June 30, 2019, $25.0 million of Class C units are outstanding and is included in redeemable noncontrolling interest on the condensed consolidated balance sheet.
Net (loss) income attributable to the noncontrolling interests on the condensed consolidated statements of operations represents the portion of earnings attributable to the economic interest in the Company held by the noncontrolling interests. The Company allocates (loss) income to noncontrolling interests based on the substantive profit sharing provisions of the applicable operating agreements.
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
During the six months ended June 30, 2019, the Holding Company increased its ownership interest in the Operating Company as a result of equity transactions related to the Company’s share-based compensation plan. During the six months ended June 30, 2018, the Holding Company increased its ownership interest in the Operating Company as a result of equity transactions related to the Company’s share-based compensation plan and exchanges of Class A Common Units of the Operating Company for Class A common shares. The carrying amount of the Company’s noncontrolling interest has been adjusted to reflect these changes in ownership interests.
6.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the tax receivable agreement (“TRA”) related obligation, which was $172.6 million and $169.5 million at June 30, 2019 and December 31, 2018, respectively. The Operating Company has investments in, and consolidates the assets and liabilities of, the San Francisco Venture, FP LP and FPL, all of which have also been determined to be VIEs.

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
As of June 30, 2019, the San Francisco Venture had total combined assets of $1,178.2 million, primarily comprised of $1,164.1 million of inventories, $1.6 million in related party assets and $4.0 million in cash and total combined liabilities of $128.6 million, including $102.7 million in related party liabilities.
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
The Company and other partners do not generally have an obligation to make capital contributions to the San Francisco Venture. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the San Francisco Venture. The Company does not guarantee any debt of the San Francisco Venture. However, the Operating Company has guaranteed the performance of payment by the San Francisco Venture in accordance with the redemption terms of the Class C units of the San Francisco Venture (see Note 5).
FP LP and FPL are VIEs because the other partners or members have disproportionately fewer voting rights, and substantially all of the activities of the entities are conducted on behalf of the other partners or members and their related parties. The Operating Company, or a wholly owned subsidiary of the Operating Company, is the primary beneficiary of FP LP and FPL.
As of June 30, 2019, FP LP and FPL had combined assets of $842.3 million, primarily comprised of $646.6 million of inventories, $87.1 million of intangibles, $65.1 million in related party assets and $0.2 million in cash, and total combined liabilities of $128.6 million, including $119.2 million in accounts payable and other liabilities and $9.4 million in related party liabilities.
As of December 31, 2018, FP LP and FPL had combined assets of $745.3 million, primarily comprised of $559.1 million of inventories, $95.9 million of intangibles, $54.3 million in related party assets and $0.1 million in cash, and total combined liabilities of $118.1 million, including $108.6 million in accounts payable and other liabilities and $9.5 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the six months ended June 30, 2019 and 2018, respectively, there were no VIEs that were deconsolidated.

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
The carrying amount and accumulated amortization of the intangible asset as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(42,598)	(33,788)
Net book value	$87,107	$95,917

Amortization expense, as a result of revenue recognition attributable to incentive compensation, was $4.5 million and $8.8 million for the three and six months ended June 30, 2019, respectively and $3.7 million and $7.4 million for the three and six months ended June 30, 2018, respectively. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations.
8.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Related Party Assets:
Contract assets (see Note 3)	$61,502	$49,834
Prepaid rent	—	5,972
Operating lease right-of-use asset (see Note 2 and Note 11)	24,086	—
Other	5,244	5,233
	$90,832	$61,039
Related Party Liabilities:
EB-5 loan reimbursements	$102,692	$102,692
Contingent consideration—Mall Venture project property	—	64,870
Payable to holders of Management Company’s Class B interests	9,000	9,000
Operating lease liability (see Note 2 and Note 11)	16,785	—
Other	373	1,978
	$128,850	$178,540

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
In early 2019, after discussions between the Company, CPHP and the Macerich Member, the parties determined not to proceed with the Retail Project. As a result of terminating the Retail Project and agreements related thereto, the obligation of the San Francisco Venture to convey the CP Parking Parcel and the Retail Project Property was terminated, and the San Francisco Venture was also released from certain development obligations, which resulted in a gain $64.9 million for the six months ended June 30, 2019.
Operating lease right-of-use asset and operating lease liability
The Company leases corporate office space at the Five Point Gateway Campus. Upon adoption of ASC Topic 842, Leases (see Note 2 and Note 11), the Company recognized an operating lease right-of-use asset and operating lease liability pertaining to this related party lease. Existing prepaid rent of $6.0 million was reclassified to be included in the measurement of the operating lease right-of-use asset on January 1, 2019.
Indirect Legacy Interest in Great Park Venture
The Company holds an indirect interest in rights to certain Legacy Interests in the Great Park Venture through an equity method investment. At both June 30, 2019 and December 31, 2018, the carrying value of the indirect interest was $1.8 million and is included in other related party assets in the table above.
9.    NOTES PAYABLE, NET
At June 30, 2019 and December 31, 2018, notes payable consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
7.875% Senior Notes due 2025	$500,000	$500,000
Macerich Note	—	65,130
Unamortized debt issuance costs and discount	(7,531)	(8,126)
	$492,469	$557,004

In early 2019, in connection with the termination of the Retail Project (see Note 8), the Company repaid the $65.1 million Macerich Note and settled outstanding accrued interest thereon of approximately $11.1 million.
Revolving Credit Facility
In May 2019, the Operating Company entered into the second amendment to its revolving credit facility which, among other things, extended the maturity date of the revolving credit facility from April 2020 to April 2022, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. The aggregate commitment remains at $125.0 million, with an accordion feature that allows the Operating Company to request to increase the maximum aggregate amount by up to $50.0 million to $175.0 million, subject to certain conditions, including receipt of commitments. Any borrowings continue to bear interest at LIBOR plus a margin ranging 1.75% to 2.00% based on the Company's leverage ratio. No funds have been drawn on the revolving credit facility as of June 30, 2019, however letters of credit of $1.0 million are issued and outstanding under the revolving credit facility as of June 30, 2019, thus reducing the available capacity by the outstanding letters of credit amount.
Senior Notes
In July 2019, the Operating Company and Five Point Capital Corp., a directly wholly owned subsidiary of the Operating Company, offered, sold and issued $125.0 million aggregate principal amount of 7.875% unsecured senior notes due November 15, 2025 (the “new notes”). The terms of the new notes are identical to the terms of the Company’s existing $500.0 million 7.875% senior notes due 2025.
10.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company and all the holders of Class A units of the San Francisco Venture (as parties to the TRA, the “TRA Parties”). At June 30, 2019 and December 31, 2018, the Company’s condensed consolidated balance sheets include a liability of $172.6 million and $169.5 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) and Section 743 of the Internal Revenue Code of 1986, as amended, to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s directly or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record adjustments to TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Furthermore, the Company may record adjustments to TRA liabilities if and when TRA Parties exchange Class A Common Units of the Operating Company for the Company’s Class A common shares or other equity transactions that impact the Holding Company’s ownership in the Operating Company. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent adjustments to the amount of TRA liabilities recognized.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the six months ended June 30, 2019 and 2018.

11.    LEASES

The Company adopted ASU No. 2016-02 (see Note 2) effective on January 1, 2019 on a modified retrospective basis. Consequently, comparative prior periods presented in financial statements after adoption will continue to be in accordance with historical U.S. GAAP (Topic 840, Leases).
Under ASC Topic 842, Leases, the Company determines at contract inception if an arrangement contains a lease. If the contract contains a lease, the Company determines the classification of such lease. The Company’s lessee arrangements consist of agreements to lease certain office facilities and equipment and the Company leases portions of its land to third parties for agriculture or other miscellaneous uses. The Company’s significant agriculture lease agreements are short-term in nature. As of June 30, 2019, all leasing arrangements are classified as operating leases.
The Company has elected the practical expedient to not separate lease and nonlease components for both lessee and lessor arrangements. Additionally, the Company has elected to exclude the recognition of short term leases on the balance sheet. The Company’s leases do not contain residual value guarantees or material restrictions.
For operating leases with an expected term greater than one year in which the Company is the lessee, operating ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, which are generally predetermined based on fixed increases within the lease agreements. When the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is derived from assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Lease payments for short term leases are recognized in the consolidated statements of operations on a straight-line basis over the lease term. The Company’s office leases have remaining lease terms of 5 years to 10 years and include one or more extension options to renew, some of which include options to extend the leases for up to ten years. The Company only includes renewal options in the lease term when it is reasonably certain that it will exercise such options.
The components of lease costs were as follows for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$666	$1,327
Related party operating lease cost	783	1,567
Short-term lease cost	119	251

Supplemental balance sheet information related to leases as of June 30, 2019 were as follows (in thousands, except lease term in years and discount rate):

June 30, 2019
Operating lease right-of-use assets ($24,086 related party)	$34,670
Operating lease liabilities ($16,785 related party)	$28,557
Weighted average remaining lease term (operating lease)	7.5
Weighted average discount rate (operating lease)	5.8%

Operating lease right-of-use assets are included in other assets or related party assets and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the condensed consolidated balance sheet.

The table below reconciles the undiscounted cash flows to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2019 (in thousands):

Years Ending December 31,	Rental Payments
2019 (excluding the six months ended June 30, 2019)	$1,951
2020	4,846
2021	5,263
2022	5,420
2023	5,583
2024	2,495
Thereafter	10,570
Total lease payments	$36,128

Discount	$7,571
Total operating lease liabilities	$28,557

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

Valencia Project Approval Settlement
In September 2017, the Company reached a settlement with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Valencia’s regulatory approvals and permits. As of June 30, 2019, the Company has a liability balance of $36.5 million associated with certain obligations of the project approval settlement. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of June 30, 2019, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $42.8 million with the final payment due in 2026. The Company did not reach a settlement with two local environmental organizations that have pending challenges to certain Valencia project approvals. See “Legal Proceedings” below.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $87.0 million and $73.5 million as of June 30, 2019 and December 31, 2018, respectively.
Candlestick and The San Francisco Shipyard Disposition and Development Agreement
The San Francisco Venture is a party to a disposition and development agreement with the Successor to the Redevelopment Agency of the City and County of San Francisco (the “San Francisco Agency”) in which the San Francisco Agency has agreed to convey portions of Candlestick and The San Francisco Shipyard to the San Francisco Venture for development. The San Francisco Venture has agreed to reimburse the San Francisco Agency for reasonable costs and expenses actually incurred and paid by the San Francisco Agency in performing its obligations under the disposition and development agreement. The San Francisco Agency can also earn a return of certain profits generated from the development and sale of Candlestick and The San Francisco Shipyard if certain thresholds are met. As of June 30, 2019 the thresholds had not been met.
At June 30, 2019, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.
Letters of Credit
At each of June 30, 2019 and December 31, 2018, the Company had outstanding letters of credit totaling $2.4 million. These letters of credit were issued to secure various development and financial obligations. At each of June 30, 2019 and December 31, 2018, the Company had restricted cash and certificates of deposit of $1.4 million pledged as collateral under certain of the letters of credit agreements.

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

13.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the six months ended June 30, 2019 and 2018 were as follows (in thousands):

	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$32,882	$22,099

NONCASH INVESTING AND FINANCING ACTIVITIES:
Receivable for insurance proceeds on damaged property	$—	$132
Recognition of TRA liability	$3,124	$17,480
Liabilities assumed by buyer in connection with sale of golf course operating property	$—	$7,795
Class A common shares issued for redemption of noncontrolling interests	$—	$26,675

Supplemental cash flow information related to leases for the six months ended June 30, 2019 were as follows (in thousands):

2019
Cash paid for amounts included in the measurement of operating lease liabilities	$4,142

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	2019	2018
Cash and cash equivalents	$292,661	$678,637
Restricted cash and certificates of deposit	1,739	1,403
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$294,400	$680,040

Amounts included in restricted cash and certificates of deposit represent amounts held as collateral on open letters of credit related to development obligations or because of other contractual obligations of the Company that require the restriction.
14.    SEGMENT REPORTING
As of and for the six months ended June 30, 2019, the Company’s reportable segments consist of:
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

• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of June 30, 2019, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, and management services provided by the Company to the Great Park Venture.
• Commercial—includes Five Point Gateway Campus, an office and research and development campus within the Great Park Neighborhoods, consisting of four newly constructed buildings. Two of the four buildings are leased to one tenant under a 20-year triple net lease which commenced in August 2017. The Company and a subsidiary of Lennar have entered into separate 130-month full service gross leases to occupy a portion of the other two buildings. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture, the entity that owns the Five Point Gateway Campus. As of June 30, 2019, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture.
 Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)		Revenues		Profit (Loss)
	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Valencia	$820	$1,242	$(4,261)	$(4,264)	$2,435	$4,040	$(8,345)	$(1,201)
San Francisco	972	1,840	(4,465)	(4,916)	2,065	3,862	56,609	(9,679)
Great Park	43,854	180,524	(2,325)	40,831	213,413	190,988	37,943	29,465
Commercial	8,912	6,331	(1,406)	193	17,261	13,126	(2,187)	879
Total reportable segments	54,558	189,937	(12,457)	31,844	235,174	212,016	84,020	19,464
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(33,417)	(170,606)	5,536	(37,464)	(192,580)	(171,013)	(31,575)	(22,731)
Gateway Commercial Venture (1)	(8,754)	(6,241)	1,564	(103)	(17,134)	(12,946)	2,314	(699)
Add equity in earnings (losses) from unconsolidated entities—
Great Park Venture	—	—	(1,496)	8,926	—	—	7,948	4,872
Gateway Commercial Venture	—	—	(1,173)	77	—	—	(1,735)	524
Corporate and unallocated (2)	—	—	(14,602)	(14,583)	—	—	(30,867)	(27,030)
Total consolidated balances	$12,387	$13,090	$(22,628)	$(11,303)	$25,460	$28,057	$30,105	$(25,600)

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s operating results that are included in the Great Park segment and Commercial segment operating results, respectively, but are not included in the Company’s consolidated results.
(2) Corporate and unallocated activity is primarily comprised of corporate general, and administrative expenses.

Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	June 30, 2019	December 31, 2018
Valencia	$690,985	$596,222
San Francisco	1,178,176	1,151,372
Great Park	1,340,444	1,303,362
Commercial	476,819	479,662
Total reportable segments	3,686,424	3,530,618
Reconciling items:
Removal of unconsolidated balances of Great Park Venture (1)	(1,185,629)	(1,154,216)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(476,727)	(478,956)
Other eliminations (2)	(3,636)	(730)
Add investment balance in Great Park Venture	433,601	425,653
Add investment balance in Gateway Commercial Venture	103,524	107,246
Corporate and unallocated (3)	319,488	494,277
Total consolidated balances	$2,877,045	$2,923,892

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s investment balances that are included in the Great Park segment and Commercial segment balances, respectively, but are not included in the Company’s consolidated balances.
(2) Represents intersegment balances that eliminate in consolidation.
(3) Corporate and unallocated assets consist of cash and cash equivalents, receivables, and prepaid expenses.
15.     SHARE-BASED COMPENSATION

The Company may grant equity incentive awards to employees, consultants and non-employee directors under the Five Point Holdings, LLC 2016 Incentive Award Plan. In April 2019, the Company’s Board of Directors (the “Board”) approved the Five Point Holdings, LLC Amended and Restated 2016 Incentive Award Plan (the “Incentive Award Plan”), which amends and restates the Five Point Holdings, LLC 2016 Incentive Award Plan (the “Prior Plan”) in its entirety. The plan became effective on June 6, 2019, the date the Five Point Holdings, LLC Amended and Restated 2016 Incentive Award Plan was approved by shareholders at the 2019 Annual Meeting of Shareholders.
The Incentive Award Plan provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the Incentive Award Plan) and performance share awards. Employees and consultants of the Company and its subsidiaries and affiliates, as well as non-employee members of the Board, are eligible to receive awards under the Incentive Awards Plan. The Incentive Award Plan increased the aggregate number of common shares available for issuance under the Prior Plan by 3,209,326 shares to a total authorized issuance of up to 11,710,148 Class A common shares of the Holding Company. As of June 30, 2019, there were 5,004,496 remaining Class A common shares available for future issuance under the Incentive Award Plan.
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

During the six months ended June 30, 2019, the Company granted 2.3 million equity incentive awards to employees and non-employee directors. The awards were comprised of restricted share awards with a service condition and restricted share awards or RSU awards with a market condition contingent on the Company’s Class A common shares satisfying certain price targets.
The following table summarizes share-based equity compensation activity for the six months ended June 30, 2019:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	1,893	$15.27
Granted (1)	1,899	$5.09
Forfeited	(4)	$14.83
Vested	(737)	$15.00
Nonvested at June 30, 2019	3,051	$9.01

(1) Quantity granted does not include 388 RSUs that vest upon achievement of maximum performance criteria.

Share-based compensation expense was $3.4 million and $6.8 million for the three and six months ended June 30, 2019, respectively and $2.7 million and $6.1 million for the three and six months ended June 30, 2018. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. Approximately $21.1 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted–average period of 1.9 years from June 30, 2019. The estimated fair value at vesting of share-based awards that vested during the six months ended June 30, 2019 was $5.6 million.
16.    EMPLOYEE BENEFIT PLANS
The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. In 2004, the Retirement Plan was amended to cease future benefit accruals and the Retirement Plan was frozen. The Company’s funding policy is to contribute amounts sufficient to meet minimum requirements but not more than the maximum tax-deductible amount. The Company does not expect to have a minimum required contribution in 2019 and did not make any contributions during the six months ended June 30, 2019.

The components of net periodic benefit for the three and six months ended June 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net periodic benefit:
Interest cost	$208	$188	$416	$375
Expected return on plan assets	(252)	(290)	(505)	(580)
Amortization of net actuarial loss	35	21	70	43
Net periodic benefit	$(9)	$(81)	$(19)	$(162)

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
In the three months ended June 30, 2019, the Company recorded no provision for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $22.6 million. In the three months ended June 30, 2018, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pretax loss of $11.3 million. In the six months ended June 30, 2019, the Company recorded a $1.3 million provision for income taxes (after application of a decrease in the Company’s valuation allowance) on pre-tax income of $31.4 million. In the six months ended June 30, 2018, the Company recorded no benefit for income taxes (after application of increases in the Company’s valuation allowance) on pre-tax loss of $25.6 million. The effective tax rates for the three and six months ended June 30, 2019 and 2018, differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the Company’s valuation allowance on its book losses and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture. The Company’s tax provision for the six months ended June 30, 2019 relates to adjustments to the Company’s valuation allowance resulting from the limitation on post-2017 net operating losses to offset only 80% of deferred tax liabilities which has been treated as a discrete event in the first quarter.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments. Other than notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both June 30, 2019 and December 31, 2018. The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At June 30, 2019, the estimated fair value of notes payable, net was $502.8 million compared to a carrying value of $492.5 million. At December 31, 2018, the estimated fair value of notes payable, net was $550.1 million compared to a carrying value of $557.0 million. During the three and six months ended June 30, 2019 and 2018, the Company had no assets that were measured at fair value on a nonrecurring basis.
Contingent consideration is carried at fair value and is remeasured on a recurring basis. At December 31, 2018, the fair value of the contingent consideration was $64.9 million (level 3) and the contingent consideration was derecognized in the first quarter of 2019 (see Note 8).
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

No distributions were declared for the three and six months ended June 30, 2019 and 2018. The Company operated in a net loss and net income position for the three and six months ended June 30, 2019, respectively. The Company operated in a net loss position for the three and six months ended June 30, 2018. As a result, net (loss) income attributable to the parent was allocated to the Class A common shares and Class B common shares in an amount per Class B common share equal to 0.03% multiplied by the amount per Class A common share. Basic (loss) income per Class A common share is determined by dividing net (loss) income allocated to Class A Common shareholders by the weighted average number of Class A common shares outstanding for the period. Basic (loss) income per Class B common share is determined by dividing net (loss) income allocated to the Class B common shares by the weighted average number of Class B common shares outstanding during the period.
Diluted (loss) income per share calculations for both Class A common shares and Class B common shares contemplate adjustments to the numerator and the denominator under the if-converted method for the convertible Class B common shares, the exchangeable Class A units of the San Francisco Venture and the exchangeable Class A Common Units of the Operating Company. The Company uses the treasury stock method or the two-class method when evaluating dilution for RSUs, restricted shares, and performance restricted shares. The more dilutive of the two methods is included in the calculation for diluted (loss) income per share.

The following table summarizes the basic and diluted earnings per share calculations for the three and six months ended June 30, 2019 and 2018 (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income attributable to the Company	$(10,512)	$(5,160)	$13,296	$(10,392)
Adjustments to net (loss) income attributable to the Company	208	81	70	110
Net (loss) income attributable to common shareholders	$(10,304)	$(5,079)	$13,366	$(10,282)
Numerator—basic common shares:
Net (loss) income attributable to common shareholders	$(10,304)	$(5,079)	$13,366	$(10,282)
Less: net income allocated to participating securities	$—	$—	$568	$—
Numerator for basic net (loss) income available to Class A common shareholders	$(10,300)	$(5,077)	$12,793	$(10,278)
Numerator for basic net (loss) income available to Class B common shareholders	$(4)	$(2)	$5	$(4)
Numerator—diluted common shares:
Net (loss) income attributable to common shareholders	$(10,304)	$(5,079)	$13,366	$(10,282)
Reallocation of (loss) income to Company upon assumed exchange of units	$—	$—	$14,028	$(15,318)
Less: net income allocated to participating securities	$—	$—	$568	$—
Numerator for diluted net (loss) income available to Class A common shareholders	$(10,300)	$(5,077)	$26,821	$(25,590)
Numerator for diluted net (loss) income available to Class B common shareholders	$(4)	$(2)	$5	$(10)
Denominator:
Basic weighted average Class A common shares outstanding	66,256,961	65,076,395	66,234,066	64,226,628
Diluted weighted average Class A common shares outstanding	66,256,961	65,076,395	145,403,189	144,853,566
Basic weighted average Class B common shares outstanding	79,275,234	79,794,047	79,169,124	80,602,759
Diluted weighted average Class B common shares outstanding	79,275,234	79,794,047	79,275,824	80,602,759
Basic (loss) income per share:
Class A common shares	$(0.16)	$(0.08)	$0.19	$(0.16)
Class B common shares	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted (loss) income per share:
Class A common shares	$(0.16)	$(0.08)	$0.18	$(0.18)
Class B common shares	$(0.00)	$(0.00)	$0.00	$(0.00)

Anti-dilutive potential RSUs	36,289	72,579	36,289	72,579
Anti-dilutive potential Performance RSUs	388,155	—	388,155	—
Anti-dilutive potential Restricted Shares (weighted average)	2,257,787	1,902,299	—	1,789,172
Anti-dilutive potential Performance Restricted Shares (weighted average)	776,312	—	—	—
Anti-dilutive potential Class A common shares (weighted average)	79,299,016	79,817,985	—	—
Anti-dilutive potential Class B common shares (weighted average)	—	2,917,827	—	2,917,827

20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $3.3 million at June 30, 2019 and $3.4 million at December 31, 2018, net of tax benefits of $0.9 million and $0.9 million, respectively. At both June 30, 2019 and December 31, 2018, the Company held a full valuation allowance related to the accumulated tax benefits. Accumulated other comprehensive loss of $2.0 million and $2.1 million is included in noncontrolling interests at June 30, 2019 and December 31, 2018, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $44,000 and $26,000, net of taxes, for the six months ended June 30, 2019 and 2018, respectively, and are included in other miscellaneous income in the accompanying condensed consolidated statements of operations.

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
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of June 30, 2019, approximately 62.4% of the operating company. The operating company directly or indirectly owns equity interests in: (1) Five Point Land, LLC (“FPL”), which owns The Newhall Land & Farming Company, a California limited partnership, the entity that is developing Valencia (formerly known as Newhall Ranch); (2) The Shipyard Communities, LLC (the “San Francisco Venture”), which is developing Candlestick and The San Francisco Shipyard; (3) Heritage Fields LLC (the “Great Park Venture”), which is developing Great Park Neighborhoods; (4) Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which have historically managed the development of Great Park Neighborhoods and Valencia; and (5) Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), which owns the Five Point Gateway Campus. The operating company consolidates and controls the management of all of these entities except for the Great Park Venture and the Gateway Commercial Venture. The operating company owns a 37.5% percentage interest in the Great Park Venture and a 75% interest in the Gateway Commercial Venture and accounts for its interest in both using the equity method. The management company performs development management services for the Great Park Venture and property management services for the Gateway Commercial Venture.

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
The following table summarizes our consolidated historical results of operations for the three months and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$10	$3	$65	$52
Land sales—related party	236	221	466	442
Management services—related party	11,168	11,440	22,231	23,207
Operating properties	973	1,426	2,698	4,356
Total revenues	12,387	13,090	25,460	28,057
Costs and expenses
Land sales	—	52	—	90
Management services	7,479	6,763	15,095	13,852
Operating properties	1,199	1,107	3,100	3,497
Selling, general, and administrative	25,993	29,015	51,766	57,611
Total costs and expenses	34,671	36,937	69,961	75,050
Other income
Adjustment to payable pursuant to tax receivable agreement	—	—	—	1,928
Interest income	2,316	2,910	4,770	5,657
Gain on settlement of contingent consideration—related party	—	—	64,870	—
Miscellaneous	9	631	19	8,412
Total other income	2,325	3,541	69,659	15,997
Equity in (loss) earnings from unconsolidated entities	(2,669)	9,003	6,213	5,396
(Loss) income before income tax (provision) benefit	(22,628)	(11,303)	31,371	(25,600)
Income tax (provision) benefit	—	—	(1,266)	—
Net (loss) income	(22,628)	(11,303)	30,105	(25,600)
Less net (loss) income attributable to noncontrolling interests	(12,116)	(6,143)	16,809	(15,208)
Net (loss) income attributable to the company	$(10,512)	$(5,160)	$13,296	$(10,392)

Three Months Ended June 30, 2019 and 2018
Revenues. Revenues decreased by $0.7 million, or 5.4%, to $12.4 million for the three months ended June 30, 2019, from $13.1 million for the three months ended June 30, 2018. We had no land sales during the three months ended June 30, 2019 and June 30, 2018, with most of our revenues being recognized from related party management services at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $3.0 million, or 10.4%, to $26.0 million for the three months ended June 30, 2019, from $29.0 million for the three months ended June 30, 2018. The decrease was mainly attributable to a decrease in employee related expenses.
Equity in (loss) earnings from unconsolidated entities. Equity in loss from unconsolidated entities decreased to $2.7 million for the three months ended June 30, 2019, from earnings of $9.0 million for the three months ended June 30, 2018. The decrease was primarily due to decreased revenue from land sales at our Great Park segment during the three months ended June 30, 2019 compared to the same period in 2018.
Income taxes. Pre-tax losses of $22.6 million for the three months ended June 30, 2019 resulted in no tax provision (after application of an increase in the Company’s valuation allowance of $3.8 million). We assessed the realization of the net deferred tax asset and the need for a valuation allowance and determined that at June 30, 2019, it is more likely than not that the net deferred tax asset is not realizable and results in a net deferred tax liability after application of the valuation allowance. Pre-tax losses for the three months ended June 30, 2018 of $11.3 million resulted in a deferred tax benefit and an increase in our net deferred tax asset of $1.2 million, both of which were offset by an increase in our deferred tax asset valuation allowance of $1.2 million. Our effective tax rate, before changes in valuation allowance, increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a slight decrease in the ownership percentage of our noncontrolling interests.
Six Months Ended June 30, 2019 and 2018
Revenues. Revenues decreased by $2.6 million, or 9.3%, to $25.5 million for the six months ended June 30, 2019, from $28.1 million for the six months ended June 30, 2018. We had no land sales and we recognized minimal miscellaneous land sale revenues during the six months ended June 30, 2019 and June 30, 2018. The decrease was mainly attributable to expiration of a management services agreement at our San Francisco segment in December 2018.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $5.8 million, or 10.1%, to $51.8 million for the six months ended June 30, 2019, from $57.6 million for the six months ended June 30, 2018. The decrease was mainly attributable to a decrease in employee related expenses.
Other income. Other income for the six months ended June 30, 2019 consisted primarily of a $64.9 million gain recognized by our San Francisco segment pertaining to the settlement of a contingent consideration liability. Other income for the six months ended June 30, 2018 included a $6.7 million gain on the sale of an operating asset at our Valencia segment in addition to interest income earned on our cash and cash equivalents and gains on insurance proceeds.
Equity in earnings from unconsolidated entities. Equity in earnings from unconsolidated entities increased by $0.8 million, or 15.1%, to $6.2 million for the six months ended June 30, 2019, from $5.4 million for the six months ended June 30, 2018. The increase was primarily due to increased revenue from land sales at our Great Park segment during the six months ended June 30, 2019 compared to the same period in 2018.

Income taxes. Pre-tax income of $31.4 million for the six months ended June 30, 2019 resulted in a tax provision of $1.3 million. The tax provision was the result of a $4.8 million decrease to our deferred tax asset offset by a $3.5 million decrease to our deferred tax asset valuation allowance. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at June 30, 2019 it is more likely than not that such net deferred tax assets will not be realized. Pre-tax losses of $25.6 million for the six months ended June 30, 2018 resulted in a deferred tax benefit and an increase to the net deferred tax asset of $2.8 million. However, offsetting the deferred tax benefit and the net deferred tax asset was an increase to our deferred tax asset valuation allowance of $2.8 million. Our effective tax rate, before changes in valuation allowance, increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a slight decrease in the ownership percentage of our noncontrolling interests.
Segment Results and Financial Information
Our four reportable operating segments are Valencia (formerly Newhall), San Francisco, Great Park and Commercial:

•
Our Valencia segment includes operating results for the Valencia community, agricultural operations, as well as results attributable to other land historically owned by FPL, including 16,000 acres in Ventura County and The Tournament Players Club at Valencia Golf Course (which was sold in January 2018).

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

The following table summarizes the results of operations of our Valencia segment for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$10	$3	$65	$52
Land sales—related party	14	—	23	—
Operating properties	796	1,239	2,347	3,988
Total revenues	820	1,242	2,435	4,040
Costs and expenses
Land sales	—	52	—	90
Operating properties	1,199	1,107	3,100	3,497
Selling, general, and administrative	3,892	4,428	7,701	8,516
Total costs and expenses	5,091	5,587	10,801	12,103
Other income	10	81	21	6,862
Segment loss	$(4,261)	$(4,264)	$(8,345)	$(1,201)
Three Months Ended June 30, 2019 and 2018
Operating properties. Revenues from operating properties decreased by $0.4 million, or 35.8%, to $0.8 million for the three months ended June 30, 2019, from $1.2 million for the three months ended June 30, 2018. The decrease was mainly attributable to the change in timing of the transfer of agricultural goods to our customers.
Six Months Ended June 30, 2019 and 2018
Operating properties. The decrease in operating properties revenues and expenses was mainly attributable to the sale of The Tournament Players Club at Valencia Golf Course in January 2018. Revenues generated and expenses incurred prior to the sale were included in operating properties revenues and expenses for the six months ended June 30, 2018.
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
We are now working closely with the City of San Francisco on a revised development plan for the first phase of Candlestick that is currently planned to include approximately 750,000 square feet of office space, 1,600 homes, and 300,000 square feet of lifestyle amenities centered around retail and entertainment. We anticipate that the City will grant approval of our new design prior to the end of 2019.
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

The following table summarizes the results of operations of our San Francisco segment for the three months and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$222	$221	$443	$442
Operating property	177	187	351	368
Management services—related party	573	1,432	1,271	3,052
Total revenues	972	1,840	2,065	3,862
Costs and expenses
Management services	252	212	629	611
Selling, general, and administrative	5,185	6,544	9,697	12,930
Total costs and expenses	5,437	6,756	10,326	13,541
Other income—gain on settlement of contingent consideration, related party	—	—	64,870	—
Segment (loss) income	$(4,465)	$(4,916)	$56,609	$(9,679)

Three Months Ended June 30, 2019 and 2018
Management services—related party revenues. Management services revenues decreased by $0.9 million, or 60.0%, to $0.6 million for the three months ended June 30, 2019, from $1.4 million for the three months ended June 30, 2018. The decrease was mainly attributable to a management services agreement we had with an affiliate of Lennar with respect to the Treasure Island community. That agreement expired in December 2018, and we no longer provide management services related to that community.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $1.4 million, or 20.8%, to $5.2 million for the three months ended June 30, 2019, from $6.5 million for the three months ended June 30, 2018. The decrease was mainly attributable to a decrease in employee related expenses.
Six Months Ended June 30, 2019 and 2018
Management services—related party revenues. Management services revenues decreased by $1.8 million, or 58.4%, to $1.3 million for the six months ended June 30, 2019, from $3.1 million for the six months ended June 30, 2018. The decrease was mainly attributable to the December 2018 expiration of a management services agreement with an affiliate of Lennar with respect to the Treasure Island community.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $3.2 million, or 25.0%, to $9.7 million for the six months ended June 30, 2019, from $12.9 million for the six months ended June 30, 2018. The decrease was mainly attributable to a decrease in employee related expenses.
Other Income. In early 2019, we and the members of the Mall Venture determined not to proceed with the Retail Project, and we were released from obligations to convey parcels of property on which the Retail Project was intended to be developed by the Mall Venture. As a result of the relief of these obligations, we recognized a gain of $64.9 million during the six months ended June 30, 2019.

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
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests are entitled to receive priority distributions in an amount up to $565.0 million, and holders of percentage interests are entitled to all other distributions. As of June 30, 2019, aggregate distributions to holders of legacy interests totaled $355.0 million. See Note 4 to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional discussion of distribution priorities at the Great Park Venture.
The following table summarizes the results of operations of our Great Park segment for the three months and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$31,079	$170,320	$62,545	$170,576
Land sales—related party	2,338	286	130,035	437
Management services—related party	10,437	9,918	20,833	19,975
Total revenues	43,854	180,524	213,413	190,988
Costs and expenses
Land sales	21,149	118,113	128,968	118,113
Management services	7,227	6,551	14,466	13,241
Selling, general, and administrative	10,496	8,305	17,071	16,792
Management fees—related party	8,403	7,632	16,620	15,264
Total costs and expenses	47,275	140,601	177,125	163,410
Interest income	1,096	908	1,655	1,887
Segment (loss) income	$(2,325)	$40,831	$37,943	$29,465

Three Months Ended June 30, 2019 and 2018
Revenues. Revenues decreased by $136.7 million to $43.9 million for the three months ended June 30, 2019, from $180.5 million for the three months ended June 30, 2018. The decrease was primarily attributable to the recognition of revenue from the sale of land entitled for an aggregate of 60 homesites on approximately six acres during the three months ended June 30, 2019 compared to the recognition of revenue from the sale of land entitled for an aggregate of 536 homesites on approximately 33 acres during the same period in 2018. The homesites sold during the three months ended June 30, 2019 were initially under contract with a related party but were subsequently assigned to a third party land bank. The related party has an option agreement to acquire these homesites with the land bank. Initial gross proceeds from land sales closed during the three months ended June 30, 2019 were $30.3 million, representing the base purchase price from the second take down of homesites under a phased purchase and sale agreement. The first take down closed in the first quarter of 2019. We also recognized $0.7 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. Initial gross proceeds from the 2018 sale were $166.0 million, representing the base purchase price. We also recognized $4.0 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. During the three months ended June 30, 2019 and June 30, 2018, revenues also included changes in estimates of variable consideration, including profit participation, from those amounts previously recorded by the Great Park Venture in accordance with the application of the new revenue guidance as well as revenues generated by the management company from development management services provided to the Great Park Venture.
Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs, property maintenance expenses, project team and other administrative costs. Project team and certain other administrative costs are reimbursed to the management company per the terms of the development management agreement. Selling, general, and administrative costs increased by $2.2 million, or 26.4%, to $10.5 million for the three months ended June 30, 2019, from $8.3 million for the three months ended June 30, 2018. The increase was primarily attributable to increased property maintenance expenses at the Great Park Neighborhoods during the three months ended June 30, 2019 compared to the same period in 2018.
Six Months Ended June 30, 2019 and 2018
Revenues. Revenues increased by $22.4 million to $213.4 million for the six months ended June 30, 2019, from $191.0 million for the six months ended June 30, 2018. The increase was primarily attributable to the recognition of revenue from the sale of land entitled for an aggregate of 429 homesites on approximately 35.5 acres during the six months ended June 30, 2019 compared to the recognition of revenue from the sale of land entitled for an aggregate of 536 homesites on approximately 33 acres during the same period in 2018. Initial gross proceeds from the 2019 sale were $182.2 million, representing the base purchase price. We also recognized $4.3 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. Initial gross proceeds from the 2018 sale were $166.0 million, representing the base purchase price. We also recognized $4.0 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. During the six months ended June 30, 2019 and June 30, 2018, revenues also included changes in estimates of variable consideration, including profit participation, from those amounts previously recorded by the Great Park Venture in accordance with the application of the new revenue guidance as well as revenues generated by the management company from development management services provided to the Great Park Venture.

The table below reconciles the Great Park segment results to the equity in (loss) earnings from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three months and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Segment net (loss) income from operations	$(2,325)	$40,831	$37,943	$29,465
Less net income of management company attributed to the Great Park segment	3,211	3,367	6,368	6,734
Net (loss) income of Great Park Venture	(5,536)	37,464	31,575	22,731
The Company’s share of net (loss) income of the Great Park Venture	(2,076)	14,049	11,841	8,524
Basis difference accretion (amortization)	580	(5,123)	(3,893)	(3,652)
Equity in (loss) earnings from the Great Park Venture	$(1,496)	$8,926	$7,948	$4,872
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
The Five Point Gateway Campus is a commercial office campus consisting of approximately 73 acres of land in the Great Park Neighborhoods containing four newly constructed buildings, two of which are leased by a subsidiary of Broadcom Limited (together with its subsidiaries, “Broadcom”). The Five Point Gateway Campus includes approximately one million square feet planned for research and development and office space in the four buildings, which are designed to accommodate thousands of employees. Broadcom is the largest tenant, leasing approximately 660,000 square feet of research and development space pursuant to a 20-year triple net lease. We and Lennar have entered into separate 130-month full service gross leases occupying approximately 135,000 aggregate square feet. In June 2019, the Gateway Commercial Venture entered into a non-binding letter of intent to sell one of the buildings to City of Hope, which intends to develop and operate a comprehensive cancer care center and build a future micro hospital.

The following table summarizes the results of operations of our Commercial segment for the six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Rental and related income	$6,713	$6,241	$13,104	$12,946
Rental and related income—related party	2,041	—	4,030	—
Property management services—related party	158	90	127	180
Total revenues	8,912	6,331	17,261	13,126
Costs and expenses
Rental operating expenses	1,584	828	3,148	1,667
Interest	4,358	2,428	8,689	4,710
Depreciation	3,307	1,784	5,484	3,611
Amortization	1,029	1,017	2,058	2,058
Other expenses	40	81	69	201
Total costs and expenses	10,318	6,138	19,448	12,247
Segment (loss) income	$(1,406)	$193	$(2,187)	$879
Three Months Ended June 30, 2019 and 2018
Revenues. Revenues increased by $2.6 million, or 40.8%, to $8.9 million for the three months ended June 30, 2019, from $6.3 million for the three months ended June 30, 2018. Revenues are generated from tenant leases and property management services provided by the management company to the Gateway Commercial Venture. The increase was primarily due to revenue recognized from Lennar’s and our leases that both commenced in the last quarter of 2018.
Costs and expenses. Costs and expenses increased by $4.2 million, or 68.1%, to $10.3 million for the three months ended June 30, 2019, from $6.1 million for the three months ended June 30, 2018. The increase was primarily due to the Five Point Gateway Campus being fully placed into service, which resulted in higher depreciation expense incurred by the Gateway Commercial Venture during the three months ended June 30, 2019 compared to the same period in 2018. Interest expense also increased as a portion of the expense was eligible for capitalization for the three months ended June 30, 2018, prior to the Five Point Gateway Campus being fully placed into service.
Six Months Ended June 30, 2019 and 2018
Revenues. Revenues increased by $4.1 million, or 31.5%, to $17.3 million for the six months ended June 30, 2019, from $13.1 million for the six months ended June 30, 2018. The increase was primarily due to revenue recognized from Lennar’s and our leases that both commenced in the last quarter of 2018.

Costs and expenses. Costs and expenses increased by $7.2 million, or 58.8%, to $19.4 million for the six months ended June 30, 2019, from $12.2 million for the six months ended June 30, 2018. The increase was primarily due to the Five Point Gateway Campus being fully placed into service, which resulted in higher depreciation expense incurred by the Gateway Commercial Venture during the six months ended June 30, 2019 compared to the same period in 2018. Interest expense also increased as a portion of the expense was eligible for capitalization for the six months ended June 30, 2018, prior to the Five Point Gateway Campus being fully placed into service.
The table below reconciles the Commercial segment results to the equity in (loss) earnings from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Segment net (loss) income from operations	$(1,406)	$193	$(2,187)	$879
Less net income of management company attributed to the Commercial segment	158	90	127	180
Net (loss) income of Gateway Commercial Venture	(1,564)	103	(2,314)	699
Equity in (loss) earnings from the Gateway Commercial Venture	$(1,173)	$77	$(1,735)	$524
Financial Condition, Liquidity and Capital Resources
As of June 30, 2019, we had $292.7 million of consolidated cash and cash equivalents, compared to $495.7 million at December 31, 2018. As of June 30, 2019, no funds have been drawn on the operating company’s $125.0 million revolving credit facility. However, letters of credit of $1.0 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.0 million. In July 2019, the operating company and Five Point Capital Corp., a directly wholly owned subsidiary of the operating company, offered, sold and issued $125.0 million aggregate principal amount of 7.875% unsecured senior notes due November 15, 2025 (the “new notes”). The terms of the new notes are identical to the terms of our existing $500.0 million 7.875% senior notes due 2025.
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
Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2019	2018
Operating activities	$(164,725)	$(164,946)
Investing activities	710	5,172
Financing activities	(38,682)	(10,131)
Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales, management services and operating property results. Cash outflows are comprised primarily of cash outlays for horizontal development costs, employee compensation and selling, general, and administrative costs. Our operating cash flows may vary significantly each year due to the timing of land sales and the development efforts related to our master-planned communities.
Net cash used in operating activities decreased by $0.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and selling, general, and administrative costs. We also used $19.7 million and $18.9 million during the six months ended June 30, 2019 and 2018, respectively, for interest due on our senior notes.
Cash Flows from Investing Activities. Net cash provided by investing activities was $0.7 million for the six months ended June 30, 2019, a decrease of $4.5 million compared to the net cash provided by investing activities of $5.2 million for the six months ended June 30, 2018.
For the six months ended June 30, 2019, we received distributions of $2.0 million from the Gateway Commercial Venture and this increase in cash was offset by our purchases of property, plant and equipment. During the six months ended June 30, 2018, net proceeds from the sale of the Valencia segment’s golf course operating property was $5.7 million. Additionally, we used $1.8 million of cash to acquire an indirect interest in rights to certain legacy interests in the Great Park Venture.
Cash Flows from Financing Activities. Net cash used in financing activities was $38.7 million for the six months ended June 30, 2019 compared to $10.1 million net cash used in financing activities for the six months ended June 30, 2018.
We used $4.1 million and $5.1 million during the six months ended June 30, 2019 and 2018, respectively, to net settle certain share-based compensation awards with employees for tax withholding purposes. During the six months ended June 30, 2019, we received cash proceeds of $25.0 million related to the issuance of San Francisco Venture Class C units to an affiliate of Lennar (see Note 5 to our condensed consolidated financial statements included under Part I, Item 1 of this report) and repaid the Macerich promissory note of $65.1 million.
Changes in Capital Structure
During the six months ended June 30, 2019, our ownership percentage in the operating company increased to 62.4%, primarily due to the operating company issuing us additional Class A units in connection with our issuance of Class A common shares under our share-based compensation plan. Additionally, we reacquired approximately 0.3 million restricted Class A common shares from employees for income tax withholding purposes that resulted in the operating company retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Class A units of the operating company:
Held by us	68,746,555	66,810,980
Held by noncontrolling interest members	41,404,961	41,404,961
	110,151,516	108,215,941
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,433,775
	148,021,789	145,649,716
Contractual Obligations and Commitments
Our contractual obligations have not changed materially from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
We are committed under various letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $2.4 million at both June 30, 2019 and December 31, 2018, respectively. At both June 30, 2019 and December 31, 2018, we had $1.4 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of June 30, 2019, we were using approximately $1.0 million in capacity under the revolving credit facility to support LOCs. Additionally, in the ordinary course of business and as a part of the entitlement and development process, we are required to provide performance bonds to ensure completion of certain development obligations. We had outstanding performance bonds of $87.0 million as of June 30, 2019.

At June 30, 2019, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the six months ended June 30, 2019 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Recently Issued Accounting Pronouncements and Developments
See Note 2 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2019.
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
As of June 30, 2019, we had outstanding consolidated net indebtedness of $492.5 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2019.
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
None.
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

Date: August 8, 2019