Form 10-K
period 2019-12-31
Five Point Holdings, LLC
filed 2020-03-13
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common shares held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was approximately $437.3 million.
As of February 29, 2020, 69,364,034 Class A common shares and 79,233,544 Class B common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

FIVE POINT HOLDINGS, LLC

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. This report may contain forward-looking statements regarding: our expectations of our future revenues, costs and financial performance; future demographics and market conditions in the areas where our communities are located; the outcome of pending litigation and its effect on our operations; the timing of our development activities; and the timing of future real estate purchases or sales, including anticipated deliveries of homesites and anticipated amenities in our communities.
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

•
“CPHP” refers to CPHP Development, LLC and its subsidiaries, the entities that acquired certain assets, and assumed certain liabilities, from the San Francisco Venture immediately prior to the formation transactions;

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

•
“legacy interests” refers to membership interests in the Great Park Venture, which are currently held by the entities that owned the Great Park Venture immediately prior to the formation transactions, and entitle them to receive priority distributions from the Great Park Venture in an aggregate amount equal to $565 million ($431 million of which has been paid as of the date of this report);

•	“Lennar” refers to Lennar Corporation and its subsidiaries;

•	“management company” refers, collectively, to FP LP and FP Inc., which have historically managed the development of Great Park Neighborhoods and Valencia (formerly known as Newhall Ranch);

•	“Newhall Land & Farming” refers to The Newhall Land and Farming Company, a California limited partnership, which is developing Valencia (formerly known as Newhall Ranch);

•	“operating company” refers to Five Point Operating Company, LP, a Delaware limited partnership;

•
“our communities” refers to the communities that we are developing, including Valencia (formerly known as Newhall Ranch) in Los Angeles County, Candlestick and The San Francisco Shipyard in the City of San Francisco, and Great Park Neighborhoods in Orange County, but excluding the Treasure Island community in the City of San Francisco and the Concord community in the San Francisco Bay Area, for which we have provided development management services, but in which we do not own any interest.

•
“percentage interests” refers to membership interests in the Great Park Venture that entitle the holders to receive all distributions from the Great Park Venture after priority distributions have been paid to the holders of the legacy interests in the Great Park Venture; and

•	“San Francisco Venture” refers to The Shipyard Communities, LLC, a Delaware limited liability company, which is developing Candlestick and The San Francisco Shipyard.

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

In May 2016, we completed the formation transactions to combine the management company with ownership of our three California communities. In the formation transactions, among other things:

•	we acquired an interest in, and became the managing member of, the San Francisco Venture;

•	we acquired a 37.5% percentage interest in the Great Park Venture, and we became the administrative member of the Great Park Venture; and

•	we acquired the management company, which has historically managed the development of Great Park Neighborhoods and Valencia (formerly known as Newhall Ranch).

In August 2017, we acquired a 75% interest in the Gateway Commercial Venture, the entity that owns the Five Point Gateway Campus.

The diagram below presents a simplified depiction of our current organizational structure.
(1) Through a wholly owned subsidiary, we serve as sole managing general partner of the operating company and, as of December 31, 2019, we owned approximately 62.4% of the outstanding Class A units of the operating company. We conduct all of our businesses in or through the operating company, which owns, directly or indirectly, equity interests in, and controls the management of, FPL, the San Francisco Venture and the management company. Class A units of the operating company that we do not own, are held by affiliates of Lennar, Castlelake, and Emile Haddad, our Chairman and Chief Executive Officer, can be exchanged, on a one-for-one basis, for our Class A common shares. Based on the closing price of our Class A common shares on February 28, 2020 ($7.49), our market capitalization on a fully exchanged basis was approximately $1.1 billion.
(2) The operating company owns all of the outstanding Class B units of the San Francisco Venture. The Class A units of the San Francisco Venture, which are owned by affiliates of Lennar and Castlelake, are intended to be substantially economically equivalent to Class A units of the operating company. As the holder of all outstanding Class B units, the operating company is entitled to receive 99% of available cash from the San Francisco Venture after the holders of Class A units have received distributions equivalent to the distributions, if any, paid on Class A units of the operating company. Class A units of the San Francisco Venture can be exchanged, on a one-for-one basis, for Class A units of the operating company.
(3) We hold our interest in FPL directly and indirectly through the operating company and the management company.
(4) Through a wholly owned subsidiary, the operating company owns a 37.5% percentage interest in the Great Park Venture. Holders of legacy interests in the Great Park Venture are entitled to receive priority distributions in an amount equal to $565.0 million, of which $431.3 million has been distributed as of February 29, 2020. We are the administrative member of the Great Park Venture. Management of the venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. We have two votes, and the other three voting members each have one vote, so we are unable to approve any major decision without the consent or approval of at least two of the other voting members. We do not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in our consolidated financial statements.
(5) Through a wholly owned subsidiary, the operating company owns a 75% interest in the Gateway Commercial Venture and serves as its manager. However, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by us and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. We do not include the Gateway Commercial Venture as a consolidated subsidiary, but rather as an equity method investee, in our consolidated financial statements.

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

Overview of Business Segments
Our four reportable segments are Valencia (formerly Newhall), San Francisco, Great Park and Commercial:

•
Our Valencia segment includes the community of Valencia being developed in northern Los Angeles County, California, as well as other land historically owned by FPL, including 16,000 acres in Ventura County, California and approximately 500 acres of remnant commercial, residential and open space land in Los Angeles County.

•
Our San Francisco segment includes the Candlestick and The San Francisco Shipyard communities, located on bayfront property in the City of San Francisco, California, as well as development management services that we provide to an affiliate of Lennar with respect to the Concord community in the San Francisco Bay Area. In 2020, the development management services agreement with respect to the Concord community was terminated.

•
Our Great Park segment includes the Great Park Neighborhoods community, located in Orange County, California and development management services provided by the management company for the Great Park Venture.

•
Our Commercial segment includes the Five Point Gateway Campus, located within the Great Park Neighborhoods and property management services provided by the management company for the Gateway Commercial Venture.

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

Land sales.    After horizontal development for a given development area or parcel is completed, graded lots are typically sold to homebuilders, commercial builders or commercial buyers. We typically sell homesites to a diverse group of high-quality homebuilders in a competitive process, although in some cases we may negotiate directly with a single homebuilder. In addition to the base purchase price, our residential land sales typically involve participation provisions that allow us to share in the profits realized by the homebuilders. We sell commercial lots to developers through a competitive process or negotiate directly with the buyer. We also regularly assess our development plan and may retain a portion of the commercial and multi-family properties within our communities as income-producing assets.

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

Sequencing.    In order to balance the timing of our revenues and expenditures, we typically sequence the development of individual neighborhoods or villages within our communities. As a result, many of the master planning, entitlement, development, sales and other activities described above may occur at the same time in different locations within a single community. Further, depending on the specific plans for each community and market conditions, we may vary the timing of certain of these activities. Throughout this process, we continually analyze each community relative to its market to determine which portions to sell, which portions to build and then sell, and which portions to retain as part of our portfolio of commercial and multi-family properties.

Our Communities

Valencia (formerly Newhall Ranch)

Valencia is a mixed-use, master-planned community in Los Angeles County that spans approximately 15,000 acres and is designed to include approximately 21,500 homesites, approximately 11.5 million square feet of commercial space, approximately 50 miles of trails, approximately 275 acres of community parks and approximately 10,000 acres of protected open space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning.
Valencia is located in an unincorporated portion of Los Angeles County along the Santa Clara River in the western portion of the Santa Clarita Valley. The property is located approximately 35 miles northwest of downtown Los Angeles, 15 miles north of the San Fernando Valley and is adjacent to the City of Santa Clarita. Valencia is adjacent to Interstate 5 and State Highway 126. Valencia is also approximately 45 miles north of the Los Angeles International Airport (LAX) and 21 miles northwest of the Hollywood Burbank (Bob Hope) Airport (BUR) in Burbank.
In 2019, we entered into purchase and sale agreements to sell 781 homesites in the first development area at the community, known as Mission Village. We closed on 711 of the homesites in the fourth quarter, and the remaining homesites are anticipated to close in the first half of 2020. Mission Village is approved to include 4,055 homesites, including a mix of single-family detached homes, single-family attached homes, apartments and for rent affordable units, and approximately 1.6 million square feet of commercial development.
Candlestick and The San Francisco Shipyard

Candlestick and The San Francisco Shipyard, located on approximately 800 acres of bayfront property in the City of San Francisco, is designed to include approximately 12,000 homesites, approximately 6.3 million square feet of commercial space, approximately 100,000 square feet of community space, artist studios and approximately 355 acres of parks and open space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning.

The Candlestick and The San Francisco Shipyard communities are located almost equidistant between downtown San Francisco and the San Francisco International Airport (SFO). They consist of two distinct, but contiguous, parcels of real estate. Candlestick, the southern parcel, consists of approximately 280 acres on San Francisco’s waterfront. This nationally recognized site was the location of Candlestick Park stadium, former home of the San Francisco 49ers and the San Francisco Giants. The San Francisco Shipyard, the northern parcel, consists of approximately 495 acres on the former site of the Hunters Point Navy Shipyard. We commenced horizontal development activities at Candlestick in 2015.

At The San Francisco Shipyard, approximately 408 acres are still owned by the U.S. Navy and will not be conveyed to us until the U.S. Navy satisfactorily completes its finding of suitability to transfer, or “FOST,” process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Based on our discussions with the U.S. Navy, we had previously expected the U.S. Navy to deliver this property between 2019 and 2022. However, allegations that Tetra Tech, Inc. and Tetra Tech EC, Inc. (collectively, “Tetra Tech”), a contractor hired by the U.S. Navy, misrepresented sampling results at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, criminal proceedings, lawsuits, and a determination by the U.S. Navy and other regulatory agencies to undertake additional sampling. As part of the 2018 Congressional spending bill, the U.S. Department of Defense allocated $36.0 million to help fund resampling efforts at The San Francisco Shipyard. An additional $60.4 million to fund resampling efforts was approved as part of a 2019 military construction spending bill. These activities have delayed the remaining land transfers from the U.S. Navy and could lead to additional legal claims or government investigations, all of which could in turn further delay or impede our future development of such parcels. Our development plans were designed with the flexibility to adjust for potential land transfer delays, and we have the ability to shift the phasing of our development activities to account for potential delays caused by U.S. Navy retesting, but there can be no assurance that these matters and other related matters that may arise in the future will not materially impact our development plans. Accordingly, our immediate development focus is on our Candlestick community that is not subject to land transfers from the U.S. Navy. For additional information about the finding of suitability to transfer process, see “—Regulation—FOST Process.”

The San Francisco Venture previously entered into a project with a joint venture (the “Mall Venture”) between an affiliate of The Macerich Company (“Macerich”) and a venture between Lennar and Castlelake to construct an urban retail outlet shopping district at Candlestick (the “Retail Project”). Construction of the Retail Project commenced in 2015 with the demolition of the Candlestick Park stadium and other infrastructure work. In early 2019, however, we and the members of the Mall Venture decided not to proceed with the Retail Project. Accordingly, on February 13, 2019, transactions related to the termination of the Retail Project were consummated, which resulted in the termination of the obligation of the San Francisco Venture to convey parcels of property on which the Retail Project was intended to be developed by the Mall Venture. The San Francisco Venture was also released from certain development obligations. In return, the San Francisco Venture repaid Macerich a $65.1 million obligation related to a promissory note in the same principal amount, plus approximately $5.5 million of accrued interest associated with the promissory note. The San Francisco Venture also issued an aggregate of 436,498 of its Class A units (while we concurrently issued 436,498 Class B common shares) to affiliates of Lennar and Castlelake. The San Francisco Venture can now redevelop these parcels for alternative uses.
In October 2019, we received approval from the City of San Francisco on a revised development plan for the first phase of Candlestick that is currently planned to include approximately 750,000 square feet of office space, 1,600 homes, and 300,000 square feet of lifestyle amenities centered around retail and entertainment.

Great Park Neighborhoods

Great Park Neighborhoods, located in Irvine, California, is an approximately 2,100 acre mixed-use, master-planned community that is being developed on the former site of the U.S. Marine Corp’s El Toro Air base (“El Toro Base”) in Orange County. Great Park Neighborhoods is designed to include approximately 10,500 homesites (including up to 1,056 affordable homesites), approximately 4.9 million square feet of commercial space, approximately 61 acres of parks and approximately 138 acres of trails and open space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning.

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

The first homesites were sold in April 2013 and, as of December 31, 2019, the Great Park Venture had sold 6,161 homesites (including 709 affordable homesites) and commercial land allowing for development of up to 2 million square feet of commercial (research and development) space. For additional information about the commercial land sale, see “—Commercial” below.

Commercial

We currently expect to develop and operate certain commercial properties within our existing master-planned communities. We may develop and operate these properties on our own, or we may choose from time to time to develop and/or operate a particular property or properties in a strategic joint venture or other financing or entity structure with a third-party.
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
In August 2017, the Gateway Commercial Venture, in which we own a 75% interest, acquired the Five Point Gateway Campus, consisting of approximately 73 acres of commercial land in the Great Park Neighborhoods containing four newly constructed buildings, two of which were leased back to the seller, Broadcom Limited (together with its subsidiaries, “Broadcom”). The Gateway Commercial Venture financed the purchase of the Five Point Gateway Campus with debt that is secured by a first trust deed on the real estate. The Five Point Gateway Campus includes approximately one million square feet consisting of research and development and office space across the four buildings designed to accommodate thousands of employees. Broadcom is the largest tenant, leasing approximately 660,000 square feet of research and development space pursuant to a 20-year triple net lease. We and Lennar have entered into separate 130-month full service gross leases to occupy approximately 135,000 aggregate square feet. In June 2019, the Gateway Commercial Venture entered into a non-binding letter of intent to sell one of the buildings to City of Hope, which intends to develop and operate a comprehensive cancer care center and build a future micro hospital on the property.

Other Properties

We own approximately 16,000 acres in Ventura County that are primarily used for agriculture and energy operations. We also own approximately 500 acres of remnant commercial, residential and open space land in Los Angeles County that is planned to be sold or deeded to third parties over approximately the next five years.

Development Management Services

Through the management company, we receive fees for providing development management services for Great Park Neighborhoods and for providing property management services to the Gateway Commercial Venture.
Additionally, we provide certain (but not all) development management services to other ventures in which Lennar is an investor (management services with respect to the Treasure Island Community and the Concord Community were terminated in 2018 and early 2020, respectively) and to CPHP in connection with their involvement in real estate activities at The San Francisco Shipyard. We also provided certain development management services to CPHP related to the Retail Project at the Candlestick community until its cessation in early 2019.

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

Some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. As a result, some of our properties have been or may be impacted by contamination arising from the releases of such substances. For example, oil and gas wells have formerly operated or are currently operating at Valencia (formerly Newhall Ranch). In certain cases, prior owners or operators have in the past investigated or remediated, or are currently investigating or remediating, such conditions, but contamination may continue to be present at these sites, and future remedial activities could delay or otherwise impede property development on sites where contamination is present.

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

Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials (“ACM”) and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (such as liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing ACM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. In addition, soils at Candlestick and The San Francisco Shipyard are known to contain naturally occurring asbestos, which must be managed, including through dust management plans. In the past, we have been subject to penalties for failure to monitor asbestos dust during development activities at The San Francisco Shipyard, and although we endeavor to maintain (and to cause our contractors to maintain) compliance, we could incur such fines or penalties in the future.

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

Remedial investigation.    The remedial investigation involves a closer look into each of the areas of concern identified in the preliminary assessment/site inspection and involves collecting and analyzing samples of multiple media (soil, soil gas, sediment, groundwater, etc.). The remedial investigation addresses the nature and extent of contamination at each area of concern identified in the parcel. The remedial investigation also includes preparation of a Human Health Risk Assessment and an Ecological Risk Assessment, as appropriate. The Human Health Risk Assessment identifies the contaminants that could pose a health risk under different exposure scenarios and identifies potential numeric remediation goals.

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

FOST.    Prior to conveyance of real property, CERCLA requires the U.S. Navy to remediate hazardous substances to a level consistent with the protection of human health and the environment. Following the completion and approval of the remedial action completion report, the U.S. Navy documents its findings that such remediation has occurred and that the property is suitable for transfer, consistent with all applicable laws and authorities, in a FOST.

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

We expect to pursue our investment objectives primarily through the ownership, development, operation and disposition of our communities: (1) Valencia (formerly known as Newhall Ranch); (2) Candlestick and The San Francisco Shipyard; and (3) Great Park Neighborhoods. Although we currently have no definitive agreements to acquire other properties, we may do so in the future. Our future investment or development activities will not necessarily be limited to any geographic area, product type or to a specified percentage of our assets.

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

Employees

At December 31, 2019, we had approximately 175 employees.

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
Our economic performance is subject to various risks and fluctuations in value and demand, many of which are beyond our control. Certain factors that affect real estate generally and our properties specifically may adversely affect our revenue from land sales or leasing of retail or other commercial space. The following factors, among others, may adversely affect the real estate industry, including our properties, and could therefore adversely impact our financial condition and results of operations:

•	downturns in economic conditions or demographic changes at the national, regional or local levels, particularly in the areas where our properties are located;

•	significant job losses and unemployment levels, which may decrease demand for our properties;

•	competition from other residential communities, retail properties, office properties or other commercial space;

•	inflation or increases in interest rates;

•	limitations on the availability, or increases in the cost, of financing for homebuilders, commercial builders or commercial buyers or mortgage financing for homebuyers;

•	limitations, reductions or eliminations of tax benefits for homeowners;

•	reductions in the level of demand for homes or retail or other commercial space in the areas where our properties are located;

•	issues affecting availability of construction materials or other supplies for homebuilders;

•	fluctuations in energy costs;

•	decreases in the underlying value of properties in the areas where our properties are located;

•	increases in the supply of homes or retail or other commercial space in the areas where our properties are located;

•	declines in consumer confidence and spending;

•	potential impact of the coronavirus, including on economic conditions, consumer home demand and homebuilder supply chains; and

•	public perception that any of the above events may occur.
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
At Valencia, we are party to royalty-based lease agreements with oil and gas operators. Pursuant to the terms of these leases, the oil and gas operators are required to remediate certain environmental impacts caused by their operations following expiration of such leases. In the event that they take longer than expected to complete such remediation or default in their obligation, such that we are required to complete such remediation, we may be forced to delay development areas of Valencia until such remediation is complete or incur additional costs that are currently obligations of the oil and gas operators.
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
Although there are agreements with the City of Irvine for Great Park Neighborhoods and the City and County of San Francisco for Candlestick and The San Francisco Shipyard that protect existing entitlements, our communities are subject to numerous local, state, and federal laws and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters that impose restrictive zoning and density requirements in order to limit the number of homes or commercial square feet that can eventually be built within the boundaries of a particular area, as well as governmental taxes, fees and levies on the acquisition and development of land parcels. These regulations often provide broad discretion to the administering governmental authorities as to the conditions for our projects being approved, if approved at all. Further, if the terms and conditions of the development agreements with the Cities of Irvine and San Francisco are not complied with, existing entitlements under those agreements could be lost, including (in the case of San Francisco) the right to acquire certain portions of the land on which development activity is expected. New housing and commercial developments are often subject to determinations by the administering governmental authorities as to the adequacy of water and sewage facilities, roads and other local services, and may also be subject to various assessments for schools, parks, streets, affordable housing and other public improvements. As a result, the development of properties may be subject to periodic delays in certain areas due to the conditions imposed by the administering governmental authorities. Due to building moratoriums, zoning changes or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the areas in which our properties are located, our communities may also be subject to periodic delays, or we could be precluded entirely from developing in certain communities or otherwise restricted in our business activities. Such moratoriums or zoning changes can occur prior or subsequent to commencement of our development operations, without notice or recourse. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdictions. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development. As a result, revenue from land sales or leasing of retail or other commercial space may be adversely affected, or costs may increase, which could negatively affect our financial condition and results of operations.
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

As a result of the time and complexity involved in construction and obtaining approvals for our projects, we face the risk that demand for residential and commercial properties may decline, and we may be forced to sell or lease properties at prices or rates that generate lower profit margins than we anticipated or that would result in losses. If values decline, we may be required to make material write-downs of the book value of our real estate assets or real estate investments.
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
Environmental laws govern the control, presence, maintenance and removal of ACM. Such laws may impose fines and penalties, and, on occasion, we have had such penalties imposed against us, for failure to comply with these requirements. Such laws require that owners or operators of buildings or properties containing ACM properly manage and maintain it, adequately notify or train those who may come into contact with it, and undertake special precautions including asbestos dust monitoring, removal or other abatement if asbestos would be disturbed during construction, renovation or demolition activities. Certain buildings on our properties that are being and will be demolished (or have already been demolished) in connection with our development plans and the soil at certain of our properties contain ACM, which must be handled in accordance with these laws. Such laws may increase our development costs and subject us to fines and penalties and other liabilities and costs in the event compliance is not maintained. We have also been exposed to legal proceedings initiated by third parties and may in the future be exposed to third party liability (such as liability for personal injury associated with exposure to asbestos).
As an owner and operator of real property, we could incur liability for environmental contamination issues.
We have incurred costs and expended funds, and may do so again in the future, to comply with environmental requirements, such as those relating to discharges or threatened discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements, as a property owner or operator, we may be required to investigate and clean up hazardous or toxic substances or chemical releases at our communities or properties currently or formerly owned or operated by us, including as a result of the current and former oil and gas leasing operations at Valencia or as a result of prior activities conducted at the El Toro Base or The San Francisco Shipyard. Some of our properties have been or may be impacted by contamination arising from these or other prior uses of these properties or adjacent properties. In this regard, certain portions of the El Toro Base and The San Francisco Shipyard have been or currently are listed on the USEPA’s National Priorities List as sites requiring cleanup under federal environmental law. Although the U.S. Navy has been primarily responsible for investigation and cleanup activities at these properties and will continue to have liability for future contamination that is discovered, we also may incur costs for investigation or cleanup of contamination that is discovered or disturbed during the course of our future development activities or otherwise. Similarly, in the event that oil and gas operators at Valencia do not fully remediate contamination resulting from such operations, we may incur such costs. As an owner and operator of real property, we could be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination at or from such real property. We may also be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances or waste at such facilities, without regard to whether we comply with environmental laws in doing so.
Environmental laws and requirements typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under the laws related to such requirements has been interpreted to be joint and several, meaning a governmental entity or third party may seek recovery of the entire amount from us even if there are other responsible parties, unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances, or fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to sell, lease or otherwise use our property. While we currently have and may maintain insurance policies from time to time to mitigate some or all of these risks, insurance coverage for such claims may be limited or nonexistent. In addition, to the extent that we have indemnification rights against third parties relating to any such environmental liability or remediation costs (such as, for example, the U.S. Navy under certain federal laws as a former owner and operator of the El Toro Base and The San Francisco Shipyard and former oil and gas lessees under certain settlement agreements relating to portions of Valencia), the indemnification may not fully cover such costs or we may not be able to collect the full amount of the indemnification from the third party. While investigation and cleanup activities have been substantially completed for the Great Park Neighborhoods, significant work is contemplated over the next few years for certain of The San Francisco Shipyard parcels, which will delay transfer of such parcels to us for development.
Although most of our properties have been subjected to environmental assessments by independent environmental consultants or in the case of Great Park Neighborhoods and The San Francisco Shipyard, extensive environmental assessments by the U.S. government, these environmental assessments may not include or identify all potential environmental liabilities or risks associated with the properties. We cannot assure you that these or other environmental assessments identified all potential environmental liabilities or that we will not incur material environmental liabilities in the future. We cannot predict with any certainty the magnitude of our future expenditures relating to environmental compliance or the long-range effect, if any, of environmental laws on our operations.

Compliance with such laws could have a material adverse effect on our results of operations and competitive position in the future.
Our communities are all located in California, which makes us susceptible to risks in that state.
Our communities are all located in California. We have no current plans to acquire any additional properties or operations outside of California and we expect, at least for a number of years, to be dependent upon our existing projects for all of our cash flow. As a result, we are susceptible to greater risks than if we owned a larger or more geographically diverse portfolio. California also continues to suffer from severe budgetary constraints, which may result in the layoff or furlough of government employees, and is regarded as more litigious and more highly regulated and taxed than many other states. Any adverse change in the economic, political, competitive or regulatory climate in California, or the counties and cities where our properties are located, could adversely affect our real estate development activities and have a negative impact on our financial condition and results of operations.
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
In recent years, California has faced persistent drought conditions. In the past, the Governor of California has proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities and, in some years, issued an executive order that, among other things, directed the State Water Resources Control Board (the “SWRCB”) and the Department of Water Resources (the “DWR”) to require urban water suppliers to report monthly information regarding water use, conservation and enforcement on a permanent basis. In response to this executive order, the DWR and the SWRCB were required to engage in a public process and work with urban water suppliers, local governments and environmental groups to develop new water use efficiency targets as part of a long-term conservation framework for urban water agencies. If drought conditions continue in California, there could be additional restrictions or moratoriums on building permits and access to utilities, such as water and sewer taps, which could delay or prevent our construction activities, as well as the construction of homes and commercial buildings, even when we have obtained water rights for our communities. Further, drought emergency reduction targets and other measures that are instituted to respond to drought conditions could cause us to incur additional costs to develop each community’s infrastructure, as well as cause homebuilders and commercial builders to incur additional costs, which could reduce the price that they are willing to pay for our residential and commercial lots.
Simultaneous development projects may divert management time and resources.
Since all of our communities are being developed simultaneously, members of our senior management will be involved in planning and developing these projects, which may divert management resources from the construction, sale, lease or opening of any of these projects. Management’s inability to devote sufficient time and attention to a project may delay the construction or opening of such project. This type of delay could adversely affect our financial condition and results of operations.
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
Although the San Francisco Venture holds title insurance on the portions of Candlestick and The San Francisco Shipyard that it currently owns and the Great Park Venture holds title insurance on Great Park Neighborhoods, we do not hold title insurance on Valencia. In any event, an owner’s title insurance policy only provides insurance coverage as of the issuance date of such policy and does not protect against transfers or other title defects that impact the properties from and after the title policy issuance dates. Accordingly, for all of our properties, whether or not we hold title insurance, it is possible that there may be title defects for which we will have no title insurance coverage.
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
Inflation can adversely affect us by increasing costs of materials and labor. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on demand for homes and the cost of debt financing. In a highly inflationary environment, depending on industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. Although the overall rate of inflation has been low for the last several years, we have been experiencing increases in the prices of labor and materials, especially at Candlestick and The San Francisco Shipyard, and there could be a significant increase in inflation in the future.
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
For example, in response to challenges to certain approvals for our planned development at Valencia, the Supreme Court of California issued a ruling that required the California Department of Fish and Wildlife to reassess certain analyses and determinations related to the project’s greenhouse gas emissions in connection with approving the related EIR. Although the final environmental analysis was ultimately approved, the Supreme Court’s ruling resulted in the need to reassess certain elements of the project’s potential impacts and to modify certain aspects (such as specific mitigation measures and project design features) related to the development plan for Valencia, which in turn increased our costs and caused delays in construction. Future environmental permits and approvals that we will need to obtain for development areas within our communities may be similarly challenged and could result in similar impacts or other obstacles to our development plans.
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
We are a holding company and our only investment is our interest in the operating company. The operating company conducts all of our operations and owns all of our assets. As a result, our cash flow depends upon the cash flow of the operating company and its ability to provide funds to us in the form of distributions, loans or otherwise. The distributions that we receive from the operating company are based on our ownership interest in it, which was 62.4%, as of December 31, 2019. The operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to the operating company’s partners, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of the operating company. Under the terms of the limited partnership agreement for the operating company, the operating company is obligated to make tax distributions to its partners, including us, subject to the restrictions described below. These tax distributions generally will be made on a pro rata basis. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the tax receivable agreement (“TRA”), which we expect could be significant.
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
Certain of our directors have and may in the future have interests in other real estate business activities, and may have control or influence over these activities or may serve as investment advisors, directors or officers of other real estate companies. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, some of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities. Our operating agreement and our code of business conduct and ethics expressly provide that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to, or in competition with, our businesses. Accordingly, we have no expectation that we will be able to learn of or participate in such opportunities and it is possible that our directors, in their capacity as investment advisors, directors or officers of other real estate companies, may compete with us with respect to these opportunities. For example, three of our directors are senior officers of Lennar (a national homebuilder), one of our directors is a partner and portfolio manager of Castlelake (an investment firm), one of our directors is a director at Tejon Ranch Company (a real estate development and agribusiness), one of our directors is a director at Taylor Morrison Home Corporation (a national homebuilder) and one of our directors is on the advisory board of Shorenstein Properties, LLC (an owner and operator of office and multi-family properties), each of which may compete with us or make investments in entities that compete with us for development opportunities or otherwise.
Lennar is our largest equity owner and will be engaging in transactions with us and may compete with us.
As of December 31, 2019, Lennar owned Class A common shares and Class B common shares representing approximately 39% of our outstanding voting interests. Three of our directors are also senior officers of Lennar. Lennar is one of the nation’s largest homebuilders and has in the past purchased properties from us. In the future, we expect that we will sell additional properties to Lennar. Transactions between Lennar and us must be approved by our conflicts committee. Transactions between the Great Park Venture and Lennar must be approved by a majority of the members of the Great Park Venture (excluding us). Nonetheless, Lennar’s relationship with us could give it an advantage in bidding for properties that we own.
Lennar may also compete with us. Lennar owns an interest in a joint venture that owns the Treasure Island community, located in San Francisco, which may compete with Candlestick and The San Francisco Shipyard. Lennar also has a right to acquire the first phase of the Concord community, located in the San Francisco Bay Area, which may compete with Candlestick and The San Francisco Shipyard. Lennar may in the future bid for, and acquire for itself, properties that we may seek to acquire. Our operating agreement contains provisions that will permit Lennar to engage in such activities and transactions.
Lennar and Castlelake and their respective affiliates control approximately 56% of the voting power of our outstanding common shares and, as a result, are able to exercise significant influence over all matters requiring shareholder approval.
Holders of our Class A common shares and our Class B common shares vote together as a single class on all matters (including the election of directors) submitted to a vote of shareholders, with a share of each class entitling the holder to one vote. As of December 31, 2019, Lennar and Castlelake and their respective affiliates beneficially owned, in the aggregate, Class A common shares and Class B common shares representing approximately 39% and 17%, respectively, of the voting power of our outstanding common shares. As a result, if these shareholders act together (which they have not agreed to do), they and their affiliates are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control of us. These transactions may include those that other shareholders deem to be in their best interests and in which those other shareholders might otherwise receive a premium for their shares over their current prices.
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
Due to the various factors that will affect the amount and timing of the tax benefits we will receive, it is not possible to determine the exact amount of payments that will be made under the TRA. If the TRA had been terminated on December 31, 2019, we estimate that the termination payment would have been approximately $106.4 million, assuming no material changes to the relevant tax law, that the aggregate value of our properties is equal to the value implied by such per share price and that LIBOR is 2.00%. However, this is merely an estimate, and the actual payments made under the TRA in the event that it is terminated or otherwise could be significantly greater.
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our investors could lose confidence in our financial results, which could materially and adversely affect us.
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
We are an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure requirements applicable to emerging growth and smaller reporting companies, our Class A common shares may be less attractive to investors.
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
We are also a “smaller reporting company” as defined under the Exchange Act. We will remain a “smaller reporting company” until either (a) (i) the market value of our common shares held by non-affiliates exceeds $250 million as of June 30 of any year and (ii) our annual revenues for the prior year exceeded $100 million or (b) the market value of our common shares held by non-affiliates exceeds $700 million as of June 30 of any year. As a smaller reporting company, we are subject to reduced disclosure obligations in our periodic reports and proxy statements.
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
Through a wholly owned subsidiary of the operating company, we own a 75% interest in the Gateway Commercial Venture, the joint venture that acquired the Five Point Gateway Campus, and we serve as its manager. However, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by us and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. These approval rights could prevent actions at the Gateway Commercial Venture that would otherwise be in our best interests.
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
As of December 31, 2019, we had approximately $625.0 million of total indebtedness of our 7.875% senior notes due 2025 (the “senior notes”). We also had $124.0 million available to be borrowed under our revolving credit facility as of December 31, 2019. Our indebtedness could subject us to many risks that, if realized, would adversely affect us, including the following:

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
Borrowings under our revolving credit facility bear interest at LIBOR plus an applicable margin. In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. The Alternative Reference Rates Committee in the United States has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to U.S. dollar LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The first publication of SOFR was released in April 2018. Whether or not SOFR or another reference rate attains market traction as a LIBOR replacement remains a question, and the future of LIBOR at this time is uncertain. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our revolving credit facility. Further, we may need to renegotiate our revolving credit facility or other agreements that reference LIBOR to replace LIBOR with the new standard that is established. These uncertainties or their resolution also could negatively impact our borrowing costs and other aspects of our business and financial results.
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

•
general economic trends and other external factors, including those resulting from war, incidents of terrorism, the emergence or escalation of a pandemic, such as coronavirus, or other widespread health emergency, or responses to such events;

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
As of December 31, 2019, we had outstanding 68,788,257 Class A common shares. In addition, 79,233,544 Class A common shares are reserved for issuance upon exchange of Class A units of the operating company (including 37,870,273 Class A units of the operating company issuable upon exchange of Class A units of the San Francisco Venture) and conversion of our Class B common shares, and 5,004,496 Class A common shares are available for future issuance under the Incentive Award Plan (including 544,505 Class A common shares that may be issued in settlement of outstanding vested RSUs).
From time to time, we may issue up to 79,233,544 Class A common shares upon conversion of Class B common shares or in exchange for outstanding Class A units of the operating company (including Class A units of the operating company issued in exchange for Class A units of the San Francisco Venture). Holders of Class A units of the operating company may exchange their units for, at our option, either Class A common shares on a one-for-one basis (subject to adjustment for share splits and similar events) or cash in an amount equal to the market value of such shares at the time of exchange. This exchange right is currently exercisable by all holders of outstanding Class A units of the operating company. Holders of Class A units of the San Francisco Venture may exchange their units for Class A units of the operating company on a one-for-one basis (with no holding period), subject to certain exceptions.
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
In addition, we use our information technology systems to protect confidential or sensitive employee and Company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release or loss of employee or other confidential or sensitive data could have a material adverse effect on our business. The California Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. If we fail, or are perceived to have failed, to properly respond to security breaches of our or third party’s information technology systems or fail to properly respond to consumer requests under the CCPA, we could experience reputational damage, an increase in our costs and exposure to additional material legal claims and liability. As a result, our operations and financial results and our share price could be adversely affected.
ITEM 1B.    Unresolved Staff Comments

None.

Executive Officers of Five Point Holdings, LLC

The following individuals are our executive officers:

Name	Age	Position
Emile Haddad	61	Chairman, President and Chief Executive Officer
Erik R. Higgins	52	Chief Financial Officer and Vice President
Michael Alvarado	54	Chief Legal Officer, Vice President and Secretary
Lynn Jochim	56	Chief Operating Officer
Greg McWilliams	68	Chief Policy Officer

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

Lynn Jochim.   Ms. Jochim was named our Co-Chief Operating Officer in March 2018 and became our sole Chief Operating Officer in March 2020. From May 2016 until her appointment as Co-Chief Operating Officer, Ms. Jochim served as our Executive Vice President. From 2009 until May 2016, Ms. Jochim worked for the management company, being principally responsible for Great Park Neighborhoods.

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

ITEM 3.     Legal Proceedings
Landmark Village/Mission Village

During the pendency of certain prior litigation involving the approval of the original environmental impact reports and related permits for the Landmark Village and Mission Village projects at Valencia, in July 2017, the Los Angeles County Board of Supervisors certified the final additional environmental analyses required as a result of a prior California Supreme Court decision regarding the original greenhouse gas analysis related to the projects and reapproved the Landmark Village and Mission Village projects and related permits. In August 2017, two petitioners, Santa Clarita Organization for Planning and the Environment and Friends of the Santa Clara River (collectively, “Non-Settling Petitioners”), who did not participate in a settlement of prior litigation involving us and certain other petitioners, filed a new petition for writ of mandate in the Los Angeles Superior Court. The petition challenged Los Angeles County’s July 2017 approvals of the Mission Village and Landmark Village environmental analyses and the two projects based on claims arising under the California Environmental Quality Act and the California Water Code. The Court held a hearing on the merits of the petition in September 2018. In December 2018, the Superior Court issued its written decision denying the Non-Settling Petitioners’ petition for writ of mandate. Thereafter, in January 2019, the Superior Court entered judgment on the petition for writ of mandate in favor of the County and us. In March 2019, the Non-Settling Petitioners filed an appeal of the Superior Court’s ruling. We cannot predict the outcome of the appeal at this time.
Hunters Point Litigation

In May 2018, residents of the Bayview Hunters Point neighborhood in San Francisco filed a putative class action in San Francisco Superior Court naming Tetra Tech, Inc. and Tetra Tech EC, Inc., an independent contractor hired by the U.S. Navy to conduct testing and remediation of toxic radiological waste at The San Francisco Shipyard (“Tetra Tech”), Lennar and us as defendants. The plaintiffs allege that, among other things, Tetra Tech fraudulently misrepresented its test results and remediation efforts. The plaintiffs are seeking damages against Tetra Tech and have requested an injunction to prevent us and Lennar from undertaking any development activities at The San Francisco Shipyard.

Since July 2018, a number of lawsuits have been filed in San Francisco Superior Court on behalf of homeowners in The San Francisco Shipyard, which name Tetra Tech, Lennar, us and our CEO, among others, as defendants. The plaintiffs allege that environmental contamination issues at The San Francisco Shipyard were not properly disclosed to them before they purchased their homes. They also allege that Tetra Tech and other defendants (not including us) have created a nuisance at The San Francisco Shipyard under California law. They seek damages as well as certain declaratory relief.

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

On February 27, 2020, we and CP Development Co., LLC (an indirect subsidiary of ours) filed two lawsuits in the U.S. District Court for the Northern District of California. These lawsuits name as defendants the United States of America and Tetra Tech, respectively. The lawsuits allege damages with respect to the financial harm resulting from (among other things) the delayed delivery to us of the remaining parcels of The San Francisco Shipyard, which parcels remain subject to further retesting by the U.S. Navy as a result of Tetra Tech’s allegedly fraudulent conduct. These lawsuits seek, in part, compensatory damages, equitable indemnification for the costs incurred in defending against the other lawsuits filed against us related to Tetra Tech’s activities, and attorney’s fees.

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
As of February 29, 2020, there were 83 and 8 holders of record of our Class A and Class B common shares, respectively.
Our board of directors may, from time to time, in its sole discretion, authorize our company to repurchase our outstanding shares. There were no repurchases of our shares during the year ended December 31, 2019.

Performance Graph
The following graph compares the cumulative total return of our Class A common shares with the S&P 500 and the S&P Homebuilders Select Industry Index from May 10, 2017 (the date our Class A common shares commenced trading on the NYSE) through December 31, 2019. The graph assumes $100 was invested at the market close on May 10, 2017 in our Class A common shares, the S&P 500 and the S&P Homebuilders Select Industry Index, and the reinvestment of all dividends.
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
On December 12, 2019, December 13, 2019, and December 27, 2019, we issued 8,338, 16,676, and 16,676 Class A Common Shares, respectively, to certain Class A Unit Holders in exchange for an equal number of Class A Units after receiving notices of redemption from such Class A Unit Holders. These issuances were exempt from registration in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that no public offering was made. In connection with such exchanges, 8,338, 16,676, and 16,676 Class B common shares, respectively, held by such Class A Unit Holders automatically converted into a total of 12 Class A Common Shares, pursuant to our Second Amended and Restated Limited Liability Company Agreement. These issuances were exempt from registration in reliance upon Section 3(a)(9) of the Securities Act of 1933, as amended, on the basis that securities were exchanged by the issuer with existing security holders and no commission or other remuneration was paid or given for soliciting such exchange.

ITEM 6.     Selected Financial Data

The following sets forth our selected consolidated financial data as of and for each of the years ended December 31, 2015 through 2019. We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018 on a modified retrospective basis. Financial results for the years ended December 31, 2019 and 2018 are presented in accordance with this new revenue recognition standard. Historical financial results for reporting periods prior to 2018 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, Accounting Standards Codification 605, Revenue Recognition. The information presented is based upon and should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this annual report on Form 10-K.
As a result of the formation transactions, our results of operations will not be comparable between periods that did not include the results of operations of the San Francisco Venture, the management company or our investment in the Great Park Venture prior to May 2, 2016 and those periods after May 2, 2016 that do include such results.

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015
RESULTS OF OPERATIONS:
REVENUES:
Land sales	$140,020	$133	$17,257	$9,561	$17,229
Land sales—related party	923	900	87,556	2,512	6,065
Management services—related party	39,580	40,976	22,517	16,856	—
Operating properties	3,857	6,981	12,101	10,439	12,288
Total revenues	184,380	48,990	139,431	39,368	35,582
COSTS AND EXPENSES:
Land sales	97,113	(165)	84,659	356	(2,862)
Management services	28,492	23,962	10,791	9,122	—
Operating properties	5,565	5,077	11,450	10,656	10,161
Selling, general, and administrative	103,586	98,983	122,367	120,724	27,686
Management fees—related party	—	—	—	1,716	5,109
Total costs and expenses	234,756	127,857	229,267	142,574	40,094
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	—	1,928	105,586	—	—
Interest income	7,844	11,767	2,577	—	—
Gain on settlement of contingent consideration—related party	64,870	—	—	—	—
Miscellaneous	48	8,573	93	57	144
Total other income	72,762	22,268	108,256	57	144
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	2,327	(2,163)	5,776	(1,356)	—
INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	24,713	(58,762)	24,196	(104,505)	(4,368)
INCOME TAX (PROVISION) BENEFIT	(2,445)	(9,183)	—	7,888	546
NET INCOME (LOSS)	22,268	(67,945)	24,196	(96,617)	(3,822)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	13,235	(33,231)	(49,039)	(63,351)	(1,137)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$9,033	$(34,714)	$73,235	$(33,266)	$(2,685)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$0.13	$(0.53)	$1.33	$(0.89)	$(0.07)
Diluted	$0.13	$(0.53)	$0.18	$(0.89)	$(0.07)

	December 31,
(In thousands)	2019	2018	2017	2016	2015
FINANCIAL POSITION:
Inventories	$1,889,761	$1,696,084	$1,425,892	$1,360,451	$259,872
Cash and cash equivalents	346,833	495,694	848,478	62,304	108,657
Marketable securities held to maturity	—	—	—	20,577	25,000
Total assets	3,004,700	2,923,892	2,978,355	2,114,582	441,851
Notes payable, net	616,046	557,004	560,618	69,387	8,577
Total liabilities	1,095,900	1,075,375	1,072,746	606,469	93,418
Total noncontrolling interests	1,272,106	1,261,491	1,320,208	1,265,197	87,511
Total capital	1,883,800	1,848,517	1,905,609	1,508,113	348,433

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
Overview
Our Company
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of December 31, 2019, approximately 62.4% of the operating company. The operating company directly or indirectly owns equity interests in:

•
Five Point Land, LLC (“FPL”), which owns The Newhall Land & Farming Company, a California limited partnership, the entity that is developing Valencia (formerly known as Newhall Ranch), our community in northern Los Angeles County, California;

•	The Shipyard Communities, LLC (the “San Francisco Venture”), which is developing Candlestick and The San Francisco Shipyard, our communities in the City of San Francisco, California;

•	Heritage Fields LLC (the “Great Park Venture”), which is developing Great Park Neighborhoods, our community in Orange County, California;

•
Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which have historically managed the development of Great Park Neighborhoods and Valencia; and

•	Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), which owns the Five Point Gateway Campus, our commercial office campus located within the Great Park Neighborhoods.
The operating company consolidates and controls the management of all of these entities except for the Great Park Venture and the Gateway Commercial Venture. The operating company owns a 37.5% percentage interest in the Great Park Venture and a 75% interest in the Gateway Commercial Venture and accounts for its interest in both using the equity method. The management company performs development management services for the Great Park Venture and property management services for the Gateway Commercial Venture. Please review “Our Communities” and “Commercial” under Part I, Item 1 of this report for a description of each of our communities and our commercial venture.
Operational Highlights
In 2019, we continued our horizontal land development activities at Valencia by investing in the community’s infrastructure, including grading and utility improvements, and in the fourth quarter we entered into purchase and sale agreements to sell 781 homesites. We closed on 711 of the homesites in the fourth quarter, resulting in gross proceeds of approximately $135.2 million. The remaining homesites are anticipated to close in the first half of 2020.
In San Francisco, in early 2019, we mutually agreed to unwind the partnership with Macerich resulting in us making a principal payment of $65.1 million related to an outstanding promissory note. Concurrently, we were released from certain obligations, including the obligation to convey certain parcels at Candlestick to the partnership, which has allowed us to redesign the property for alternative uses. We recognized a noncash gain in 2019 of $64.9 million as a result of the Macerich partnership unwind. In the fourth quarter, we received approval from the City of San Francisco on our revised development plan for the first phase of Candlestick that is currently planned to include approximately 750,000 square feet of office space, 1,600 homes and 300,000 square feet of lifestyle amenities.
In 2019, the Great Park Venture entered into purchase and sale agreements to sell 660 homesites. The Great Park Venture closed escrow on 587 of the homesites in 2019 and 73 of the homesites are anticipated to close in 2020. Gross proceeds received by the Great Park Venture on the closed sales were approximately $255.4 million. In early 2020, the Great Park Venture made a distribution of $76.3 million to the holders of legacy interests, reducing the remaining aggregate distributions to the holders of legacy interests to approximately $134.0 million. Of the remaining $134.0 million, the first $45.0 million will be paid to the holders of legacy interests prior to the commencement of distributions to the holders of percentage interests. See Note 4 to our consolidated financial statements included under Part II, Item 8 of this report for additional discussion of distribution priorities at the Great Park Venture.
Liquidity and financing highlights
As of December 31, 2019, total liquidity of $470.8 million was comprised of cash and cash equivalents totaling $346.8 million and borrowing availability of $124.0 million under our unsecured revolving credit facility. In 2019, we completed a $125.0 million add-on offering of our 2025 senior notes providing us additional liquidity for our operations, including our ability to pursue commercial opportunities. Additionally, we amended our revolving credit facility during the year to extend the maturity date to April 2022.
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
Timing of Obtaining the Necessary Approvals for Development Activities
As a developer of real property in California, we are subject to numerous land use and environmental laws and regulations. Before we can begin developing our communities or development areas within them, we must obtain entitlements, permits and approvals. Depending upon the type of the approval being sought, we may also need to complete an environmental impact report, remediate environmental impacts or agree to finance or develop public infrastructure within the community or applicable development area, each of which would impose additional costs on us. In the event that we materially modify any of our existing entitlements, approvals or permits, we may also need to go through a discretionary approval process before the relevant governmental authority or go through an additional or supplemental environmental review and certification process.
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
As a result of many of the factors described above, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
Segments
Our four reportable segments are Valencia (formerly Newhall), San Francisco, Great Park and Commercial:

•
Our Valencia segment includes operating results for the Valencia community, agricultural operations in Los Angeles and Ventura Counties, California, as well as results attributable to The Tournament Players Club at Valencia Golf Course (which was sold in January 2018).

•
Our San Francisco segment includes operating results for the Candlestick and The San Francisco Shipyard communities, as well as results attributable to the development management services that we provide to affiliates of Lennar Corporation (“Lennar”) with respect to the Concord community and the Treasure Island community in the San Francisco Bay Area. As of December 31, 2018, we terminated the services we provided under the development management agreement for the Treasure Island Community, and the management agreement with respect to the Concord community was terminated in early 2020.

•	Our Great Park segment includes operating results for the Great Park Neighborhoods community and development management services provided by the management company for the Great Park Venture.

•	Our Commercial segment includes the operating results of the Five Point Gateway Campus and property management services provided by the management company for the Gateway Commercial Venture.

Results of Operations
The following tables and related discussions on the results of operations are for the fiscal years ended December 31, 2019 and 2018. Refer to Item 7, “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2018 for financial data and related discussions on results of operations for the fiscal years ended December 31, 2018 and 2017.

The Company
The following table summarizes our consolidated historical results of operations for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(in thousands)
Statement of Operations Data
REVENUES:
Land sales	$140,020	$133
Land sales—related party	923	900
Management services—related party	39,580	40,976
Operating properties	3,857	6,981
Total revenues	184,380	48,990
COSTS AND EXPENSES:
Land sales	97,113	(165)
Management services	28,492	23,962
Operating properties	5,565	5,077
Selling, general, and administrative	103,586	98,983
Total costs and expenses	234,756	127,857
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	—	1,928
Interest income	7,844	11,767
Gain on settlement of contingent consideration—related party	64,870	—
Miscellaneous	48	8,573
Total other income	72,762	22,268
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	2,327	(2,163)
INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	24,713	(58,762)
INCOME TAX (PROVISION) BENEFIT	(2,445)	(9,183)
NET INCOME (LOSS)	22,268	(67,945)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	13,235	(33,231)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$9,033	$(34,714)
Revenues. Revenues increased by $135.4 million, to $184.4 million for the year ended December 31, 2019, from $49.0 million for the year ended December 31, 2018. The increase in revenues was primarily due to land sales at our Valencia segment (formerly Newhall) in 2019.

Cost of land sales. The higher cost of land sales for the year ended December 31, 2019 was primarily due to the land sale at our Valencia segment.
Cost of management services. Cost of management services increased by $4.5 million, or 18.9%, to $28.5 million for the year ended December 31, 2019, from $24.0 million for the year ended December 31, 2018. The increase was primarily due to an increase in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $4.6 million, or 4.7%, to $103.6 million for the year ended December 31, 2019, from $99.0 million for the year ended December 31, 2018. The increase was primarily attributable to an increase in employee related expenses.
Other income. Other income for the year ended December 31, 2019 consisted primarily of a $64.9 million gain recognized by our San Francisco segment pertaining to the settlement of a contingent consideration liability. Other income for the year ended December 31, 2018 consisted primarily of a $6.7 million gain on the sale of an operating asset at our Valencia segment in addition to interest income earned on our cash and cash equivalents.
Equity in earnings (loss) from unconsolidated entities. Equity in earnings from unconsolidated entities increased to earnings of $2.3 million for the year ended December 31, 2019, from a loss of $2.2 million for the year ended December 31, 2018. The earnings were primarily due to our proportionate share of the Great Park Venture’s net income of $6.2 million offset by our proportionate share of the Gateway Commercial Venture’s net loss of $3.9 million.
Income tax provision. Pre-tax income of $24.7 million for the year ended December 31, 2019 resulted in a tax provision of $2.4 million. The tax provision was the result of a $5.5 million decrease to our net deferred tax asset offset by a $3.1 million decrease to our deferred tax asset valuation allowance. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at December 31, 2019 it is more likely than not that such net deferred tax assets will not be realized. Pre-tax losses of $58.8 million for the year ended December 31, 2018 resulted in an increase to the net deferred tax asset of $6.1 million. The recording of a tax provision to increase our valuation allowance, against a pre-tax book loss, provided for a negative effective tax rate and resulted in a $9.2 million provision in 2018. Our effective tax rate, before changes in valuation allowance, increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a slight decrease in the ownership percentage of our noncontrolling interests.
Valencia Segment (formerly Newhall)
Our Valencia property (formerly known as Newhall Ranch) consists of approximately 15,000 acres in northern Los Angeles County and is designed to include approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. Valencia is the continuation of our master-planned community where already today approximately 20,000 households reside and approximately 60,000 people work. In 2019, we entered into purchase and sale agreements to sell 781 homesites in the first development area at the community, known as Mission Village. We closed on 711 of the homesites in the fourth quarter and the balance of homesites is anticipated to close in the first half of 2020. We are continuing horizontal development activities at Mission Village, which is approved for up to 4,055 homesites and approximately 1.6 million square feet of commercial development.

The following table summarizes the results of operations of our Valencia segment for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$140,020	$133
Land sales—related party	38	16
Operating properties	3,132	6,252
Total revenues	143,190	6,401
Costs and expenses
Land sales	97,113	(241)
Operating properties	5,565	5,077
Selling, general, and administrative	14,782	15,391
Total costs and expenses	117,460	20,227
Other income	49	7,024
Segment income (loss)	$25,779	$(6,802)
Land sales revenues. Land sales revenues increased by $139.9 million, to $140.0 million for the year ended December 31, 2019, from $0.1 million for the year ended December 31, 2018. The increase in land sales revenues was attributable to the sale of 711 homesites on approximately 59 acres during the year ended December 31, 2019. Initial gross proceeds were $135.2 million, representing the base purchase price. We also recognized $4.7 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. The homesites were sold to a third party land banking entity whereby a related party has retained the option to acquire these homesites in the future from the land bank entity. In 2019, we also entered into a separate purchase and sale agreement for 70 homesites with a third party homebuilder. That sale is anticipated to close in the first half of 2020.
Operating Properties. Revenues from operating properties decreased by $3.1 million, or 49.9%, to $3.1 million for the year ended December 31, 2019, from $6.3 million for the year ended December 31, 2018. The decrease in revenues was mainly attributable to lower market prices for certain citrus crops, lower revenues generated from miscellaneous operations and the sale of The Tournament Players Club at Valencia Golf Course in January 2018. Revenues generated prior to the sale were included in operating properties revenues for the year ended December 31, 2018.
Cost of Land Sales. Cost of land sales in 2019 was $97.1 million, or 69.3% of land sale revenues. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate the expected sales prices for the entire project, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $0.6 million, or 4.0%, to $14.8 million for the year ended December 31, 2019, from $15.4 million for the year ended December 31, 2018. This decrease was primarily due to decreased legal and consulting expenses incurred in 2019 compared to 2018, offset by an increase in employee related expenses.

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
On May 2, 2016, the San Francisco Venture transferred to a joint venture (“CPHP”) between an affiliate of Lennar and an affiliate of Castlelake L.P. (“Castlelake”) certain assets and liabilities of the San Francisco Venture, including property within The San Francisco Shipyard known as the Phase 1 Land (the “Separation Transaction”). CPHP is responsible for current and future residential construction on the Phase 1 Land. We are not entitled to any of the proceeds from future sales of homes on the Phase 1 Land (although we will receive a marketing fee for each home sold). CPHP was also transferred the ownership interest in a joint venture (the “Mall Venture”) formed with affiliates of The Macerich Company (“Macerich”) that intended to construct an urban retail outlet shopping district (the “Retail Project”) at Candlestick. Following the Separation Transaction, we were obligated to complete certain development activities and convey the parcels of property to the Mall Venture upon which the Retail Project was to be developed. In early 2019, following discussions with the members of the Mall Venture, we and the members of the Mall Venture decided not to proceed with the Retail Project. As part of the termination of the Retail Project, we were released from our obligation to convey parcels of property on which the Retail Project was intended to be developed by the Mall Venture. We were also released from certain development obligations. As a result of the termination of the Retail Project, we recognized a gain of $64.9 million, representing the settlement of the contingent consideration pertaining to the development obligations and relief from the conveyance of these parcels. Additionally, we repaid Macerich a $65.1 million obligation related to a promissory note in the same amount, plus $11.1 million of accrued interest associated with the promissory note. The San Francisco Venture also issued an aggregate of 436,498 of its Class A Units (while we concurrently issued 436,498 of our Class B common shares) to affiliates of Lennar and Castlelake and concurrently received a contribution of $5.5 million from affiliates of Lennar and Castlelake.
In October 2019, we received approval from the City of San Francisco on a revised development plan for the first phase of Candlestick that is currently planned to include approximately 750,000 square feet of office space, 1,600 homes, and 300,000 square feet of lifestyle amenities centered around retail and entertainment. As currently planned, Candlestick ultimately is expected to include approximately 7,000 homes.
Our development at Candlestick and The San Francisco Shipyard is not subject San Francisco’s Proposition M growth control measure, which imposes annual limitations on office development and is applicable to all other developers with projects in the city. This means the full amount of permitted commercial square footage at Candlestick and The San Francisco Shipyard can be constructed as we determine, including all at once, even though Proposition M may delay new office developments elsewhere in San Francisco. In 2018, our disposition and development agreement with the City of San Francisco was amended to increase the total amount of commercial use at Candlestick and The San Francisco Shipyard by over two million square feet, most of which we anticipate will be for office use, and increases our total commercial space to approximately 6.3 million square feet.

At The San Francisco Shipyard, approximately 408 acres are still owned by the U.S. Navy and will not be conveyed to us until the U.S. Navy satisfactorily completes its finding of suitability to transfer, or “FOST,” process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Based on our discussions with the U.S. Navy, we had previously expected the U.S. Navy to deliver this property between 2019 and 2022. However, allegations that Tetra Tech, Inc. and Tetra Tech EC, Inc (collectively, “Tetra Tech”), a contractor hired by the U.S. Navy, misrepresented sampling results at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, criminal proceedings, lawsuits, and a determination by the U.S. Navy and other regulatory agencies to undertake additional sampling. As part of the 2018 Congressional spending bill, the U.S. Department of Defense allocated $36.0 million to help fund resampling efforts at The San Francisco Shipyard. An additional $60.4 million to fund resampling efforts was approved as part of a 2019 military construction spending bill. These activities have delayed the remaining land transfers from the U.S. Navy and could lead to additional legal claims or government investigations, all of which could in turn further delay or impede our future development of such parcels. Our development plans were designed with the flexibility to adjust for potential land transfer delays, and we have the ability to shift the phasing of our development activities to account for potential delays caused by U.S. Navy retesting, but there can be no assurance that these matters and other related matters that may arise in the future will not materially impact our development plans.
We have been, and may in the future be, named as a defendant in lawsuits seeking damages and other relief arising out of alleged contamination at The San Francisco Shipyard and Tetra Tech’s alleged misrepresentations of related sampling work. See Part I, Item 3 of this report for additional information. Given the preliminary nature of the claims to date, we cannot predict the outcome of these matters.

The following table summarizes the results of operations of our San Francisco segment for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$885	$884
Operating property	725	729
Management services—related party	2,385	4,397
Total revenues	3,995	6,010
Costs and expenses
Land sales	—	76
Management services	1,102	1,015
Selling, general, and administrative	17,873	22,979
Total costs and expenses	18,975	24,070
Other income—gain on settlement of contingent consideration, related party	64,870	—
Segment income (loss)	$49,890	$(18,060)
Management services—related party revenues. Management services revenues decreased by $2.0 million, or 45.8%, to $2.4 million for the year ended December 31, 2019, from $4.4 million for the year ended December 31, 2018. The decrease was mainly attributable to the December 2018 expiration of a management services agreement with an affiliate of Lennar with respect to the Treasure Island community.

Selling, general, and administrative. Selling, general, and administrative expenses decreased by $5.1 million, or 22.2%, to $17.9 million for the year ended December 31, 2019, from $23.0 million for the year ended December 31, 2018. The decrease was mainly attributable to a decrease in employee related expenses and professional fees.
Other Income. In early 2019, we and the members of the Mall Venture determined not to proceed with the Retail Project, and we were released from obligations to convey parcels of property on which the Retail Project was intended to be developed by the Mall Venture. As a result of the relief of these obligations, we recognized a gain of $64.9 million during the year ended December 31, 2019.
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
The Great Park Venture sold the first homesites in April 2013 and, as of December 31, 2019, had sold 6,161 homesites (including 709 affordable homesites) and commercial land allowing for development of up to 2 million square feet of commercial (research and development) space for aggregate consideration of approximately $2.6 billion.
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests are entitled to receive priority distributions in an amount up to $565.0 million, and holders of percentage interests are entitled to all other distributions. As of December 31, 2019, aggregate distributions to holders of legacy interests totaled $355.0 million. In early 2020, the Great Park Venture made a distribution of $76.3 million to the holders of legacy interests, reducing the remaining aggregate distributions to the holders of legacy interests to approximately $134.0 million. Of the remaining $134.0 million, the first $45.0 million will be paid to the holders of legacy interests prior to the commencement of distributions to the holders of percentage interests. See Note 4 to our consolidated financial statements included under Part II, Item 8 of this report for additional discussion of distribution priorities at the Great Park Venture.

The following table summarizes the results of operations of our Great Park segment for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$137,699	$171,775
Land sales—related party	133,271	3,914
Management services—related party	36,873	35,090
Total revenues	307,843	210,779
Costs and expenses
Land sales	179,836	118,115
Management services	27,390	22,947
Selling, general, and administrative	37,436	32,322
Management fees—related party	22,301	24,999
Total costs and expenses	266,963	198,383
Interest income	3,489	2,815
Segment income	$44,369	$15,211
Revenues. Revenues increased by $97.1 million, or 46.1%, to $307.8 million for the year ended December 31, 2019 from $210.8 million for the year ended December 31, 2018. The increase was primarily attributable to the recognition of revenue from the sale of land entitled for an aggregate of 587 homesites on approximately 48 acres during the year ended December 31, 2019 compared to the recognition of revenue from the sale of land entitled for an aggregate of 536 homesites on approximately 33 acres during the same period in 2018. Initial gross proceeds from the 2019 sale were $255.4 million, representing the base purchase price. We also recognized $6.0 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. Initial gross proceeds from the 2018 sale were $166.0 million, representing the base purchase price. We also recognized $4.0 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. During the years ended December 31, 2019 and 2018, revenues also included changes in estimates of variable consideration, including profit participation, from those amounts previously recorded by the Great Park Venture in accordance with the application of the new revenue guidance, as well as revenues generated by the management company from development management services provided to the Great Park Venture.
Cost of Land Sales. Cost of land sales in 2019 and 2018 was $179.8 million and $118.1 million, or 66.4% and 67.2% of total land sales revenues, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate the expected sales prices for the entire project, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the consolidated statement of operations. During the year ended December 31, 2019, management services costs and expenses increased by $4.4 million, or 19.4%, to $27.4 million from $22.9 million for the year ended December 31, 2018. The increase is primarily a result of amortization expense related to the intangible asset of $15.6 million in 2019 compared to $12.5 million in 2018.
Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs, property maintenance expenses, project team and other administrative costs. Project team and certain other administrative costs that are reimbursed to the management company per the terms of the development management agreement are not eliminated for segment reporting. Selling, general, and administrative costs increased by $5.1 million, or 15.8%, to $37.4 million for the year ended December 31, 2019, from $32.3 million for the year ended December 31, 2018. The higher expense during the year ended December 31, 2019 is primarily due to increased field and property maintenance expenses at the Great Park Neighborhoods resulting from an increase in the number of active development areas in 2019.
Management fees—related party. Management fees decreased by $2.7 million, to $22.3 million for the year ended December 31, 2019, from $25.0 million for the year ended December 31, 2018. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid as a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The Great Park Venture recognized $15.7 million and $18.3 million of incentive compensation fees during the years ended December 31, 2019 and 2018, respectively. In addition, during the year ended December 31, 2019, the Great Park Venture recognized $6.6 million in base management fees compared to $6.3 million recognized during the year ended December 31, 2018.
The table below reconciles the Great Park segment results for the years ended December 31, 2019 and 2018 to the equity in earnings (loss) from our investment in the Great Park Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively.

	Year Ended December 31,
	2019	2018
	(in thousands)
Segment net income from operations	$44,369	$15,211
Less net income of management company attributed to the Great Park segment	9,483	12,143
Net income of Great Park Venture	34,886	3,068
The Company’s share of net income of the Great Park Venture	13,082	1,151
Basis difference amortization	(6,900)	(2,057)
Equity in earnings (loss) from Great Park Venture	$6,182	$(906)

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
The following table summarizes the results of operations of our Commercial segment for the years ended December 31, 2019 and 2018.

	Year ended December 31,
	2019	2018
	(in thousands)
Statement of Operations Data
Revenues
Rental and related income	$25,881	$25,501
Rental and related income—related party	8,276	1,079
Property management services—related party	322	1,489
Total revenues	34,479	28,069
Costs and expenses
Rental operating expenses	7,120	4,705
Interest	16,892	11,563
Depreciation	10,972	7,632
Amortization	4,129	4,098
Other expenses	184	258
Total costs and expenses	39,297	28,256
Segment loss	$(4,818)	$(187)
Revenues. Revenues increased by $6.4 million, or 22.8%, to $34.5 million for the year ended December 31, 2019, from $28.1 million for the year ended December 31, 2018. Revenues are generated from tenant leases and property management services provided by the management company to the Gateway Commercial Venture. The increase was primarily due to revenue recognized from Lennar’s and our leases that both commenced in the last quarter of 2018.

Costs and expenses. Costs and expenses increased by $11.0 million, or 39.1%, to $39.3 million for the year ended December 31, 2019, from $28.3 million for the year ended December 31, 2018. The increase was primarily due to the Five Point Gateway Campus being fully placed into service, which resulted in higher depreciation expense incurred by the Gateway Commercial Venture during the year ended December 31, 2019 compared to the same period in 2018. Interest expense also increased as a portion of the expense was eligible for capitalization for the year ended December 31, 2018, prior to the Five Point Gateway Campus being fully placed into service.
The table below reconciles the Commercial segment results for the years ended December 31, 2019 and 2018 to the equity in loss from our investment in the Gateway Commercial Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively.

	Year ended December 31,
	2019	2018
	(in thousands)
Segment net loss from operations	$(4,818)	$(187)
Less net income of management company attributed to the Commercial segment	322	1,489
Net loss of Gateway Commercial Venture	(5,140)	(1,676)
Equity in loss from Gateway Commercial Venture	$(3,855)	$(1,257)

Liquidity and Capital Resources
At December 31, 2019, we had $346.8 million of consolidated cash and cash equivalents, compared to $495.7 million at December 31, 2018. As of December 31, 2019, no funds have been drawn on the operating company’s $125.0 million revolving credit facility. However, letters of credit of $1.0 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.0 million.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. The development stages of our master-planned communities continue to require significant cash outlays on both a short-term and long-term basis. While we expect land sales at Valencia to continue in 2020, the Candlestick and The San Francisco Shipyard communities are not expected to generate significant liquidity within the next 12 months. We expect to meet our cash requirements for at least the next 12 months with available cash, proceeds from land sales in Valencia, distributions from our unconsolidated entities and collection of management fees under our various management agreements.
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
Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Year ended December 31,
	2019	2018
Operating activities	$(232,040)	$(343,296)
Investing activities	311	579
Financing activities	83,206	(10,131)
Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales, management services and operating property results. Cash outflows are comprised primarily of cash outlays for horizontal development costs, employee compensation, and selling, general, and administrative costs. Our operating cash flows may vary significantly each year due to the timing of land sales and the development efforts related to our master-planned communities.
Net cash used in operating activities decreased by $111.3 million for the year ended December 31, 2019, compared to the year ended December 31, 2018 due to $135.2 million in net proceeds received upon closing escrow from land sales at our Valencia segment offset by net cash used for operating activities during the year ended December 31, 2019. We did not have any significant land sale proceeds during the year ended December 31, 2018. During the years ended December 31, 2019 and 2018, we made total interest payments of $42.4 million and $38.6 million, respectively on our senior notes. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and selling, general, and administrative costs.
Cash Flows from Investing Activities. Net cash provided by investing activities was $0.3 million for the year ended December 31, 2019, compared to the net cash provided by investing activities of $0.6 million for the year ended December 31, 2018.
For the year ended December 31, 2019, we made purchases of properties and equipment of $1.7 million and received distributions from Gateway Commercial Venture of $2.0 million. The full amount of our $8.4 million capital contribution made in 2018 for funding tenant improvements has now been fully distributed back by the Gateway Commercial Venture. For the year ended December 31, 2018, net proceeds from the sale of the Valencia segment’s golf course operating property were $5.7 million. Additionally, we used $1.8 million of cash to acquire an indirect interest in rights to certain legacy interests in the Great Park Venture that were held by our CEO, Mr. Emile Haddad.
Cash Flows from Financing Activities. Net cash provided by financing activities was $83.2 million for the year ended December 31, 2019, an increase of $93.3 million compared to net cash used in financing activities of $10.1 million for the year ended December 31, 2018.
For the year ended December 31, 2019, we issued an aggregate of $125.0 million principal amount of 7.875% senior notes due 2025. We used $4.1 million and $5.1 million during the years ended December 31, 2019 and 2018, respectively, to net settle certain share-based compensation awards with employees for tax withholding purposes. Additionally, during the year ended December 31, 2019, we received cash proceeds of $25.0 million related to the issuance of San Francisco Venture Class C units to an affiliate of Lennar (see Note 5 to our consolidated financial statements included under Part II, Item 8 of this report) and repaid the Macerich promissory note of $65.1 million.
Changes in Capital Structure
During the year ended December 31, 2019, our ownership percentage in the operating company increased to 62.4%, primarily due to the operating company issuing us 2.2 million Class A units of the operating company in connection with our net issuance of the same amount of Class A common shares under our share-based compensation plan. Additionally, we reacquired approximately 0.3 million restricted Class A common shares from employees for income tax withholding purposes that resulted in the operating company retiring an equal number of Class A units of the operating company we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture, which are redeemable on a one-for-one basis for Class A units of the operating company, at December 31, 2019 and 2018 held by us and those held by noncontrolling interest members.

	Year ended December 31,
	2019	2018
Class A units of the operating company:
Held by us	68,788,257	66,810,980
Held by noncontrolling interest members	41,363,271	41,404,961
	110,151,528	108,215,941
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,433,775
	148,021,801	145,649,716
At December 31, 2019, we had 79,233,544 Class B common shares that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed at our election for our Class A common shares or cash.
In January 2020, we granted approximately 0.7 million restricted Class A common shares under our share-based compensation plan that resulted in the operating company issuing us an equal number of Class A units of the operating company.

Contractual Obligations
The following table aggregates certain of our cash contractual obligations and commitments as of December 31, 2019:

	Payment due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes payable	$625,000	$—	$—	$—	$625,000
Interest commitment on senior notes	295,313	49,219	98,438	98,437	49,219
Operating lease obligations	33,965	4,634	10,683	8,078	10,570
Water purchase agreement (1)	35,096	1,273	2,672	2,848	28,303
Interchange funding agreement (2)	8,862	8,862	—	—	—
Valencia approval settlement (3)	17,745	2,745	9,000	6,000	—
Related party reimbursement obligation (4)	105,160	97,423	7,737	—	—
Total	$1,121,141	$164,156	$128,530	$115,363	$713,092

(1)
We are subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for our exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term.

(2)
In January 2012, we entered into an agreement with Los Angeles County pursuant to which we agreed to finance construction costs of an interchange project that Los Angeles County is managing. The interchange project is a critical infrastructure project that will benefit Valencia (formerly known as Newhall Ranch). Under the agreement, we have committed to pay the remainder of the actual construction costs, up to $8.9 million. We currently expect this amount to be paid within twelve months of December 31, 2019.

(3)
In September 2017, we reached a settlement with key national and state environmental and Native American organizations that were petitioners in various legal challenges to Valencia’s regulatory approvals and permits. Under the settlement terms, we agreed to fund certain environmental and cultural investments and protections at Valencia and the surrounding region.

(4)
Prior to the Separation Transaction, certain subsidiaries of the San Francisco Venture entered into EB-5 loan agreements with lenders that are authorized by the United States Citizenship and Immigration Services to raise capital from foreign nationals who seek to obtain permanent residency in the United States. On May 2, 2016, in connection with the Separation Transaction, CPHP or its subsidiaries assumed the EB-5 loan liabilities, and the San Francisco Venture entered into reimbursement agreements pursuant to which it agreed to reimburse CPHP or its subsidiaries for a portion of the EB-5 loan liabilities and related interest. The amounts set forth in the above table include interest based on the weighted average interest rate of 4.1%. In the first quarter of 2020, the reimbursement agreements were amended to defer principal payments, resulting in approximately $12.2 million in principal payments shifting from less than one year obligations to one to three year obligations per the table above.

Other Contractual Obligations and Commitments
The following contractual obligation payments are not included in the table above due to the contingent nature of the amount and timing of the payment obligations. Unless otherwise stated, all of the below contractual obligation payments are as of December 31, 2019.

We are a party to a tax receivable agreement (“TRA”) with current and former holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of (a) increases in tax basis that are attributable to exchanges of Class A units of the operating company for our Class A common shares or cash or certain other taxable acquisitions of equity interests by us, (b) allocations that result from the application of the principles of Section 704(c) of the Code and (c) tax benefits related to imputed interest or guaranteed payments deemed to be paid or incurred by us as a result of the TRA. We expect the TRA payments to be substantial, however, the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax.
Holders of the management company’s Class B interests (an affiliate of Lennar and FPC-HF Venture I) are entitled to receive all remaining distributions, up to a maximum of $9.0 million, from the management company that are attributable to any contingent payments that may be received by the management company from the Great Park Venture pursuant to a cash flow participation agreement.
We anticipate making contributions of $0.6 million related to our defined pension plan over the next twelve months and will continue to fund the plan annually in amounts sufficient to at least meet minimum funding requirements. In 2004, our defined benefit pension plan was amended to cease future benefit accruals for services provided by participants of the plan and to close the plan to new participants.
We are committed under various letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $2.4 million at both December 31, 2019 and 2018, respectively. At both December 31, 2019 and 2018, we had $1.4 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of December 31, 2019, we were using approximately $1.0 million in capacity under the revolving credit facility to support LOCs. Additionally, in the ordinary course of business and as a part of the entitlement and development process, we are required to provide performance bonds to ensure completion of certain development obligations. We had outstanding performance bonds of $230.0 million as of December 31, 2019.
At December 31, 2019, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.
Related Party Revenues
In the ordinary course of our business, we have sold and expect to continue to sell homesites to Lennar, which is our largest equity owner, or its affiliates, subsidiaries or joint ventures in which it is a member. During the years ended December 31, 2019, 2018 and 2017, we recognized $0.9 million, $0.9 million, and $87.6 million, respectively, of such revenue. We did not sell homesites to Lennar during the years ended December 31, 2019 and 2018 but did recognize revenues related to certain fees or profit participation associated with homesites sold in prior periods. During the year ended December 31, 2019, we sold homesites to a land banking entity and recognized $139.9 million of such revenue. A related party has retained the option to acquire these homesites in the future from the land banking entity. Additionally, we provide certain management services for ventures in the San Francisco Bay area in which Lennar is a significant participant. For the years ended December 31, 2019, 2018 and 2017, we recognized $2.4 million, $4.4 million, and $5.8 million, respectively, of revenue related to these agreements.

However, we do not expect these arrangements to contribute material revenues in future periods. We also provide management services to the Great Park Venture pursuant to a development management agreement. In addition to our 37.5% percentage interest in the Great Park Venture, Lennar owns a 25% legacy interest in the Great Park Venture. Lennar, along with an affiliate of Castlelake, also owns interests in an entity that owns a 12.5% legacy interest in the Great Park Venture. For the years ended December 31, 2019, 2018 and 2017, we recognized $36.9 million, $35.1 million, and $16.2 million, respectively, of revenue from management services provided to the Great Park Venture. Other than Lennar, the land banking entity and the Great Park Venture, no customer accounted for more than 10% of our revenue during the years ended December 31, 2019, 2018 and 2017.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies and estimates are those applicable to the following:
Consolidation
The consolidated financial statements include our accounts, the accounts of all subsidiaries in which we have a controlling interest and the accounts of variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We examine specific criteria and use our judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s) and contracts to purchase assets from VIEs. Our consolidated financial statements include the consolidation of four VIEs. The accounting policy relating to VIEs is a critical accounting policy because the determination of whether an entity is a VIE and, if so, whether we are primary beneficiary, may require us to exercise significant judgment.
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
The evaluation of inventory for impairment is a critical accounting policy because the development of estimated cash flows used in the analysis requires multiple assumptions to be made by management that are subjective and significantly affect the resulting projected cash flows. If an impairment is identified and recognized at one of our communities, the impairment charge recorded may be material to our consolidated financial statements.
Revenue Recognition and Cost of Land Sales
Revenues from land sales contain both fixed (stated purchase price of the land) and variable considerations. A form of variable consideration is profit participation whereby we receive from homebuilders a portion of profit after the builder has received an agreed-upon margin. If the project profitability falls short of the participation threshold, we receive no additional revenues. In most contracts, at the time of the land sale we expect to constrain our estimate of profit participation, if any, as there are significant factors outside our control that will impact whether participation thresholds will be met. In addition, some residential homesite sale agreements contain a provision requiring the homebuilder to pay a marketing fee per residence sold, as a percentage of the home sale price. We estimate such fees as a variable consideration and include an amount we expect to be entitled to receive in the transaction price. At the end of each reporting period, we reassess the variable considerations to ensure changes in circumstances or constraints are appropriately reflected in the estimated transaction price. Changes in estimates of variable components of transaction prices could result in cumulative catch-up adjustments to revenue.
Capitalized inventory costs include land, horizontal development, indirect project costs, real estate taxes and interest related to financing development and construction. The allocation of capitalized inventory costs to individual parcels within a project utilizes the relative sales value method. Under the relative sales value method, each parcel in the project under development is allocated costs in proportion to the estimated overall sales price of the project. Since this method requires us to estimate the expected sales price for the entire project, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Revenues from management services are recognized as the customer consumes the benefits of the performance obligation satisfied over time. The transaction price pertaining to management services revenue may be comprised of fixed and variable components, including incentive compensation fee provisions that are contingent on the performance of our customer. In making estimates of incentive compensation we expect to be entitled to receive in exchange for providing management services, we make significant assumptions and judgments in evaluating the factors that may determine the amount of consideration we will ultimately receive. In doing so, we typically utilize cash flow projections for our communities. When changes in our estimates and assumptions occur, our estimate of the amount of incentive compensation we expect to be entitled to receive may change, resulting in a cumulative adjustment being recorded in the period of the change.
We believe that the accounting policy related to revenue recognition and cost of land sales is a critical accounting policy because of the significance of revenue and the use of estimated cash flows in each policy. As described in more detail above in the section entitled “Impairment of Assets,” cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general and administrative costs, and other factors.
Investments in Unconsolidated Entities
For investments in entities that we do not control, but over which we exercise significant influence, we use the equity method of accounting. Our judgment with regard to our level of influence or control of an entity involves consideration of various factors, including the form of our ownership interest, our representation in the entity’s governance, our ability to participate in policy-making decisions and the rights of other investors to participate in the decision-making process to replace us as manager or to liquidate the entity. Investments accounted for under the equity method of accounting are recorded at cost and adjusted for our share in the earnings (losses) of the venture and cash contributions and distributions. Any difference between the carrying amount of the equity method investment on our balance sheet and the underlying equity in net assets on the entity’s balance sheet results in a basis difference, which is adjusted as the related underlying assets are depreciated, amortized or sold and the liabilities are settled. We generally allocate income and loss from unconsolidated entities based on the venture’s distribution priorities, which may be different from its stated ownership percentage.
We evaluate the recoverability of our investments in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, we estimate the fair value of the investment. We typically estimate the fair value of our investments using a discounted cash flow approach consistent with how we estimate the fair value of our real estate inventories as described in more detail above in the section entitled "Impairment of Assets." If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity and (3) our intent and ability to retain our interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” we reduce the investment to its estimated fair value.
We believe that the accounting related to investments in unconsolidated entities is a critical accounting policy because (1) our impairment evaluation uses significant estimates in determining the fair value of our investments, including estimated cash flows and the selected discount rate and (2) significant judgment is involved in concluding if an impairment is “other-than-temporary.”
Income Taxes
We record income taxes in accordance with ASC 740, which requires an asset and liability approach, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. When assessing the need for a valuation allowance, we consider, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with operating loss and tax credit carryforwards and tax planning alternatives, to the extent these items are applicable. Any increase or decrease in a valuation allowance could have a material adverse effect or beneficial effect on our income tax provision and net income or loss in the period the determination is made. We recognize interest or penalties related to income tax matters in income tax expense.
Recently Issued Accounting Pronouncements and Developments
See our consolidated financial statements included under Part II, Item 8 of this report for a discussion of new accounting pronouncements applicable to us.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of December 31, 2019.
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

As of December 31, 2019, we had outstanding consolidated indebtedness of $616.0 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Point Holdings, LLC and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Costa Mesa, California
March 13, 2020

We have served as the Company’s auditor since 2009.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31,
	2019	2018
ASSETS
INVENTORIES	$1,889,761	$1,696,084
INVESTMENT IN UNCONSOLIDATED ENTITIES	533,239	532,899
PROPERTIES AND EQUIPMENT, NET	32,312	31,677
INTANGIBLE ASSET, NET—RELATED PARTY	80,350	95,917
CASH AND CASH EQUIVALENTS	346,833	495,694
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,741	1,403
RELATED PARTY ASSETS	97,561	61,039
OTHER ASSETS	22,903	9,179
TOTAL	$3,004,700	$2,923,892

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$616,046	$557,004
Accounts payable and other liabilities	167,711	161,139
Related party liabilities	127,882	178,540
Deferred income tax liability, net	11,628	9,183
Payable pursuant to tax receivable agreement	172,633	169,509
Total liabilities	1,095,900	1,075,375

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
REDEEMABLE NONCONTROLLING INTEREST	25,000	—
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2019—68,788,257 shares; 2018—66,810,980 shares
Class B common shares; No par value; Issued and outstanding: 2019—79,233,544 shares; 2018—78,838,736 shares
Contributed capital	571,532	556,521
Retained earnings	42,844	33,811
Accumulated other comprehensive loss	(2,682)	(3,306)
Total members’ capital	611,694	587,026
Noncontrolling interests	1,272,106	1,261,491
Total capital	1,883,800	1,848,517
TOTAL	$3,004,700	$2,923,892

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUES:
Land sales	$140,020	$133	$17,257
Land sales—related party	923	900	87,556
Management services—related party	39,580	40,976	22,517
Operating properties	3,857	6,981	12,101
Total revenues	184,380	48,990	139,431
COSTS AND EXPENSES:
Land sales	97,113	(165)	84,659
Management services	28,492	23,962	10,791
Operating properties	5,565	5,077	11,450
Selling, general, and administrative	103,586	98,983	122,367
Total costs and expenses	234,756	127,857	229,267
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	—	1,928	105,586
Interest income	7,844	11,767	2,577
Gain on settlement of contingent consideration—related party	64,870	—	—
Miscellaneous	48	8,573	93
Total other income	72,762	22,268	108,256
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	2,327	(2,163)	5,776
INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	24,713	(58,762)	24,196
INCOME TAX (PROVISION) BENEFIT	(2,445)	(9,183)	—
NET INCOME (LOSS)	22,268	(67,945)	24,196
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	13,235	(33,231)	(49,039)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$9,033	$(34,714)	$73,235

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$0.13	$(0.53)	$1.33
Diluted	$0.13	$(0.53)	$0.18
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	66,261,968	65,002,387	54,006,954
Diluted	145,491,898	65,002,387	133,007,828
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$0.00	$(0.00)	$0.00
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,221,176	79,859,730	78,821,553
See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
NET INCOME (LOSS)	$22,268	$(67,945)	$24,196
OTHER COMPREHENSIVE INCOME (LOSS):
Net actuarial gain (loss) on defined benefit pension plan	917	(1,252)	611
Reclassification of actuarial loss on defined benefit pension plan included in net income (loss)	143	90	113
Other comprehensive income (loss) before taxes	1,060	(1,162)	724
INCOME TAX (PROVISION) BENEFIT RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	—	—	—
OTHER COMPREHENSIVE INCOME (LOSS)—Net of tax	1,060	(1,162)	724
COMPREHENSIVE INCOME (LOSS)	23,328	(69,107)	24,920
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	13,633	(33,675)	(48,737)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$9,695	$(35,432)	$73,657

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share/unit amounts)

	Class A Common Shares	Class B Common Shares	Contributed Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - January 1, 2017	37,426,008	74,320,576	$260,779	$(15,394)	$(2,469)	$242,916	$1,265,197	$1,508,113
Net income (loss)	—	—	—	73,235	—	73,235	(49,039)	24,196
Share-based compensation expense	—	—	18,421	—	—	18,421	—	18,421
Reacquisition of share-based compensation awards for tax-withholding purposes	—	—	(6,480)	—	—	(6,480)	—	(6,480)
Settlement of restricted share units for Class A common shares	285,670	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	453,172	—	—	—	—	—	—	—
Issuance of Class A common shares in initial public offering, net of underwriter's discount and offering costs of $21,294	24,150,000	—	316,806	—	—	316,806	—	316,806
Issuance of Class A Common Units and related sale of Class B common shares in private placement	—	7,142,857	45	—	—	45	100,000	100,045
Other comprehensive income—net of tax of $0-actuarial gain on pension plan	—	—	—	—	422	422	302	724
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(56,216)	—	—	(56,216)	—	(56,216)
Adjustment of noncontrolling interest in the Operating Company	—	—	(3,340)	—	(408)	(3,748)	3,748	—
BALANCE - December 31, 2017	62,314,850	81,463,433	$530,015	$57,841	$(2,455)	$585,401	$1,320,208	$1,905,609
Adoption of accounting standards	—	—	—	10,684	—	10,684	13,961	24,645
Net loss	—	—	—	(34,714)	—	(34,714)	(33,231)	(67,945)
Share-based compensation expense	—	—	11,464	—	—	11,464	—	11,464
Reacquisition of share-based compensation awards for tax-withholding purposes	(68,886)	—	(5,131)	—	—	(5,131)	—	(5,131)
Settlement of restricted share units for Class A common shares	319,783	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,619,752	—	—	—	—	—	—	—
Other comprehensive loss—net of tax of $0-actuarial gain on pension plan	—	—	—	—	(718)	(718)	(444)	(1,162)
Redemption of noncontrolling interests	2,625,481	(2,624,697)	30,190	—	(102)	30,088	(30,088)	—
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(18,963)	—	—	(18,963)	—	(18,963)
Adjustment of noncontrolling interest in the Operating Company	—	—	8,946	—	(31)	8,915	(8,915)	—
BALANCE - December 31, 2018	66,810,980	78,838,736	$556,521	$33,811	$(3,306)	$587,026	$1,261,491	$1,848,517
Net income	—	—	—	9,033	—	9,033	13,235	22,268
Share-based compensation expense	—	—	13,631	—	—	13,631	—	13,631
Reacquisition of share-based compensation awards for tax-withholding purposes	(296,392)	—	(4,099)	—	—	(4,099)	—	(4,099)
Settlement of restricted share units for Class A common shares	337,799	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,894,168	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0-actuarial gain on pension plan	—	—	—	—	662	662	398	1,060
Contribution from noncontrolling interest and related sale of Class B common shares	—	436,498	3	—	—	3	5,544	5,547
Redemption of noncontrolling interests	41,702	(41,690)	460	—	(2)	458	(458)	—
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(3,124)	—	—	(3,124)	—	(3,124)
Adjustment of noncontrolling interest in the Operating Company	—	—	8,140	—	(36)	8,104	(8,104)	—
BALANCE - December 31, 2019	68,788,257	79,233,544	$571,532	$42,844	$(2,682)	$611,694	$1,272,106	$1,883,800

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,268	$(67,945)	$24,196
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (earnings) loss from unconsolidated entities	(2,327)	2,163	(5,776)
Deferred income taxes	2,445	9,183	—
Depreciation and amortization	20,633	13,260	1,508
Noncash adjustment of payable pursuant to tax receivable agreement liability	—	(1,928)	(105,586)
Gain on settlement of contingent consideration—related party	(64,870)	—	—
Gain on sale of golf club operating properties	—	(6,700)	—
Gain on insurance proceeds for damaged property	—	(1,566)	—
Share-based compensation	13,631	11,464	18,421
Changes in operating assets and liabilities:
Inventories	(191,967)	(278,008)	(64,523)
Related party assets	(19,446)	(17,787)	49,253
Other assets	(3,924)	(1,073)	(923)
Accounts payable and other liabilities	(4,174)	(5,714)	59,774
Related party liabilities	(4,309)	1,355	(34,487)
Net cash used in operating activities	(232,040)	(343,296)	(58,143)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of marketable securities	—	—	45,210
Purchase of marketable securities	—	—	(25,233)
Distribution from Gateway Commercial Venture	1,987	6,450	—
Contribution to Gateway Commercial Venture	—	(8,438)	(106,500)
Purchase of indirect Legacy Interest in Great Park Venture—related party	—	(1,762)	—
Proceeds from sale of golf club operating properties	—	5,685	—
Proceeds from insurance on damaged property	—	1,749	—
Cash from former San Francisco Venture members in relation to Separation Agreement	—	—	30,000
Purchase of properties and equipment	(1,676)	(3,105)	(242)
Net cash provided by (used in) investing activities	311	579	(56,765)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of Initial Public Offering of Class A common shares—net of underwriting discounts of $18,402	—	—	319,698
Proceeds of Class B common share offering	3	—	45
Proceeds from senior notes offering	125,000	—	500,000
Proceeds from issuance of Class A Common Units in private placement	—	—	100,000
Senior notes pre-issuance accrued interest proceeds	1,941	—	—
Payment of pre-issuance accrued interest on senior notes	(1,941)	—	—
Principal payment on settlement note	—	(5,000)	—
Principal payment on Macerich note	(65,130)	—	—
Payment of equity offering costs	—	—	(2,499)
Reacquisition of share-based compensation awards for tax-withholding purposes	(4,099)	(5,131)	(6,480)
Payment of financing costs	(2,822)	—	(10,558)
Related party reimbursement obligation	(290)	—	—
Contribution from noncontrolling interest	5,544	—	—
Proceeds from issuance of redeemable noncontrolling interest	25,000	—	—
Net cash provided by (used in) financing activities	83,206	(10,131)	900,206
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(148,523)	(352,848)	785,298
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	497,097	849,945	64,647
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$348,574	$497,097	$849,945
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
Initial Public Offering
On May 15, 2017, the Holding Company completed an initial public offering (“IPO”) and sold 24,150,000 Class A common shares for gross proceeds of $338.1 million. The Holding Company used the net proceeds of the IPO to purchase 24,150,000 Class A Common Units of the Operating Company. The aggregate net proceeds to the Company after deducting underwriting discounts and commissions and before offering expenses payable by the Company, was $319.7 million.
Concurrent with the IPO, the Company completed a private placement with an affiliate of Lennar Corporation (“Lennar”) in which the Operating Company sold 7,142,857 Class A Common Units of the Operating Company at a price per unit equal to the IPO public offering price per share, and the Holding Company sold an equal number of Class B common shares. There were no underwriting fees, discounts or commissions, and aggregate proceeds from the private placement were $100.0 million. The Holding Company used the proceeds from the sale of the Class B common shares to purchase 7,142,857 Class B Common Units of the Operating Company.
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
Concentration of risk—As of December 31, 2019, the Company’s inventories and the Company’s unconsolidated entities’ inventories and properties are all located in California. The Company is subject to risks incidental to the ownership, development, and operation of commercial and residential real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, availability of land for development, changes in tax laws, interest rate levels, availability of financing, and potential liability under environmental and other laws.
The Company’s credit risk relates primarily to cash deposits, cash equivalents, contract assets and other miscellaneous financial assets. Cash deposit accounts at each institution are in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company’s risk management policies define parameters of acceptable market risk and strive to limit exposure to credit risk.
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
Revenue recognition—Under ASC 606, Revenue From Contracts With Customers (“ASC 606”), which the Company adopted on January 1, 2018, revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. At contract inception, the Company assesses the goods and services promised in its contract with its customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or a series of services) that is distinct. Identified performance obligations are assessed by considering implicit and explicitly stated promises.
Land sales—Revenues from land sales are recognized when the Company satisfies the performance obligation at a point in time when the control of the land passes to its customers. The transfer of control typically occurs when title passes at the close of escrow and the customer is able to direct the use of, control and obtain substantially all of the benefits from the land. The transaction price typically contains fixed and variable components in which the fixed consideration represents the stated purchase price for the land and the gross proceeds received at the time of closing. Some of the Company’s residential homesite sale agreements contain a profit participation provision, a variable form of consideration, whereby the Company receives from homebuilders a portion of profit after the builder has received an agreed-upon margin. If the project profitability falls short of the participation threshold, no additional revenue is received. In most contracts, at the time of the land sale, the estimate of profit participation, if any, is constrained, as there are significant factors outside of the Company’s control that will impact whether participation thresholds will be met. In addition, some residential homesite sale agreements contain a provision requiring the homebuilder to pay a marketing fee per residence sold, as a percentage of the home sale price. Such fees are estimated as a variable form of consideration and the amount the Company expects to be entitled to receive from the homebuilder is recognized as revenue at the time of land sale. Since payment for variable consideration is received in future periods, but the Company has completed its performance obligation, a contract asset is recorded for contingent variable consideration included in the transaction price. At the end of each reporting period, variable considerations are reassessed to ensure changes in circumstances or constraints are appropriately reflected in the estimated transaction price. Changes in estimates of variable components of transaction prices could result in cumulative catch-up adjustments to revenue in subsequent periods. In some cases, the Company may be obligated to perform post-closing development obligations on the sold land and as a result may defer a portion of the transaction price.
Results for reporting periods prior to January 1, 2018 are reported in accordance with historic accounting under ASC Topic 605, Revenue Recognition (“ASC 605”) and other industry specific guidance. Under ASC 605, revenues from land sales were recognized when a significant down payment was received, the earnings process was complete, title passes, and the collectability of any receivables was reasonably assured. Revenues from profit participation were recognized when sufficient evidence existed that the homebuilding project had met the participation thresholds and the Company had collected the profit participation payment or was reasonably assured of collection. The Company deferred revenue on amounts collected in advance of meeting the recognition criteria. Lastly, marketing fees were recognized upon collection of receipts from the customer.
Management Services—Under ASC 606, revenues from management services are recognized as the customer consumes the benefits of the performance obligation satisfied over time. The transaction price pertaining to management services revenue may be comprised of fixed and variable components. In some of its development management agreements, the Company receives compensation equal to the actual general and administrative costs incurred by the Company’s project team. In these circumstances, the Company acts as the principal and recognizes management fee revenues on these reimbursements in the same period that these costs are incurred because the amount to which the Company has the right to invoice corresponds directly with the value consumed by the customer for the Company’s performance to date. The Company’s management agreements may also contain incentive compensation fee provisions contingent on the performance of customers. In making estimates of incentive compensation, the Company expects to be entitled to receive in exchange for providing management services, significant assumptions and judgments are made in evaluating the factors that may determine the amount of consideration the Company will ultimately receive. In doing so, cash flow projections are typically utilized. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general and administrative costs, and other factors. The Company includes in the transaction price an estimate of incentive compensation only to the extent that a significant reversal of revenue is not probable. Incentive compensation revenue from management services is recognized evenly over the expected contract term, as the performance obligation is satisfied. When changes in estimates and assumptions occur, the estimate of the amount of incentive compensation the Company expects to be entitled to receive and constraints on the estimate may change, resulting in a cumulative catch-up being recorded in the period of the change. A contract asset is recognized when there is a timing difference between the satisfaction of performance obligations and revenues becoming billable. Reassessment of the estimated transaction price at the end of each reporting period may increase or decrease contract assets.
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
Operating properties—Included in operating properties revenues in the consolidated statements of operations are revenues from the Company’s agriculture and energy operations and its golf club operation, The Tournament Players Club at Valencia Golf Course (sold in January 2018). Agriculture crop and energy revenues are recognized in accordance with ASC 606 at a point in time when control is transferred to the customer. Under ASC 605, the Company recorded agriculture crop and energy revenues when the Company collected payment or was reasonably assured of collection. Agriculture leasing revenue is recognized in accordance with applicable lease accounting guidance.

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
Using all available information, the Company calculates its estimate of projected cash flows for each asset. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change as market and economic conditions change. The determination of fair value also requires discounting the estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in determining each asset’s fair value generally depends on the asset’s projected life and development stage.
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
Marketable securities—During the year ended December 31, 2017, the Company made investments in marketable debt securities. The Company purchased each investment with the intent and ability to hold the investment until maturity and carried each investment at amortized cost. The amortized cost of such debt securities were adjusted for amortization of premiums and accretion of discounts, using the effective interest method or a method that approximates the effective interest method. Amortization and accretion of premiums and discounts are included in selling, general, and administrative costs and expenses in the accompanying consolidated statements of operations. The Company evaluates securities in unrealized loss positions for evidence of other-than-temporary impairment, considering, among other things, duration and severity of any declines in value, and financial condition of the issuer. No other-than-temporary impairments were identified during the year ended December 31, 2017, and the Company held no marketable securities during the years ended December 31, 2019 or 2018.
Properties and equipment—Properties and equipment primarily relate to the Company’s agriculture operating properties’ businesses and are recorded at cost. Properties and equipment, other than land, are depreciated over their estimated useful lives using the straight-line method. At the time properties and equipment are disposed of, the asset and related accumulated depreciation, if any, are removed from the accounts, and any resulting gain or loss is credited or charged to earnings. The estimated useful life for land improvements and buildings is 10 to 40 years while the estimated useful life for furniture, fixtures, and equipment is two to 15 years.
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
The Company evaluates the recoverability of its investment in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” the Company reduces the investment to its estimated fair value. No other-than-temporary impairments were identified during either the year ended December 31, 2019, 2018 or 2017.
Inventories—Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized direct and indirect inventory costs include land, land in which the Company has the rights to receive in accordance with a disposition and development agreement, horizontal development costs, real estate taxes, and interest related to financing development and construction. During the years ended December 31, 2019, 2018 and 2017, the Company incurred interest expense, including amortization of debt issuance costs, all of which was capitalized into inventories, of $49.7 million, $54.8 million and $9.4 million, respectively. Horizontal development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as schools, utilities, roads, and bridges; and site costs, such as grading and amenities, to bring the land to a saleable state. General and administrative costs related to project litigation are charged to expense when incurred. Costs that cannot be clearly associated with the acquisition, development, and construction of a real estate project and selling expenses are expensed as incurred. The Company expenses advertising costs as incurred, which were $1.7 million, $2.0 million and $4.3 million during the years ended December 31, 2019, 2018 and 2017, respectively. Certain public infrastructure project costs incurred by the Company are eligible for reimbursement, typically, from the proceeds of Community Facilities District (“CFD”) bond debt, state and federal grants or property tax assessments.
Capitalized inventory costs that are allocated to individual parcels within a project are allocated to the parcels benefited using relative sales value. Under the relative sales value method, each parcel sold in the project under development is allocated costs incurred and estimates of future inventory costs in proportion to the sales price of the sold parcel relative to the estimated overall sales prices of the project. Since this method requires the Company to estimate the expected sales prices for the entire project, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.

Intangible Asset—The Company’s intangible asset relates to the contract value of the incentive compensation provisions of the Company’s (see Note 4 and Note 8) development management agreement with Heritage Fields LLC, (the “Great Park Venture”). The Company records amortization expense over the contract period based on the pattern in which the Company expects to recognize the economic benefits from the incentive compensation.

Receivables—The Company evaluates the carrying value of receivables, which includes receivables from related parties, at each reporting date to determine the need for an allowance for doubtful accounts. As of both December 31, 2019 and 2018, the allowance for doubtful accounts was not significant.
Leases—Under ASC Topic 842, Leases, the Company determines at contract inception if an arrangement contains a lease. If the contract contains a lease, the Company determines the classification of such lease. The Company has elected the practical expedient to not separate lease and nonlease components for both lessee and lessor arrangements. For operating leases with an expected term greater than one year in which the Company is the lessee, operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.
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
The Company excludes the recognition of short-term leases on the balance sheet and lease payments for short term leases are recognized in the consolidated statements of operations on a straight-line basis over the lease term.
Fair value measurements—ASC Topic 820, Fair Values Measurement, emphasizes that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The following hierarchy classifies the inputs used to determine fair value into three levels:
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
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Gain on sale of golf club operating property	$—	$6,700	$—
Gain on insurance claims and other	13	1,566	—
Net periodic pension benefit	35	307	93
Total miscellaneous other income	$48	$8,573	$93

Recently issued accounting pronouncements—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”) which amends the guidance on the impairment of financial instruments, including most debt instruments, trade receivables, contract assets, and loans. ASU No. 2016-13 adds to U.S. GAAP an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses for instruments measured at amortized cost, resulting in a net presentation of the amount expected to be collected on the financial asset. ASU No. 2016-13 is effective for public business entities (excluding entities eligible to be smaller reporting companies), for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and early adoption is permitted. The Company will adopt ASU No. 2016-13 on January 1, 2020 using a modified retrospective approach. The Company does not expect the adoption of ASU No. 2016-13 to have a material impact on its consolidated financial statements.
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

3.    REVENUES
The Company adopted ASC Topic 606 on January 1, 2018 using the modified retrospective approach with the cumulative effect recorded as an adjustment to opening capital. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under ASC Topic 605 and other industry specific guidance.
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 15) (in thousands):

	Year ended December 31, 2019
	Valencia	San Francisco	Great Park	Commercial	Total
Land sales	$140,058	$885	$—	$—	$140,943
Management services	—	2,385	36,873	322	39,580
Operating properties	1,642	725	—	—	2,367
	141,700	3,995	36,873	322	182,890
Operating properties leasing revenues	1,490	—	—	—	1,490
	$143,190	$3,995	$36,873	$322	$184,380

	Year ended December 31, 2018
	Valencia	San Francisco	Great Park	Commercial	Total
Land sales	$149	$884	$—	$—	$1,033
Management services	—	4,397	35,090	1,489	40,976
Operating properties	3,878	729	—	—	4,607
	4,027	6,010	35,090	1,489	46,616
Operating properties leasing revenues	2,374	—	—	—	2,374
	$6,401	$6,010	$35,090	$1,489	$48,990

Contract balances are recorded on the consolidated balance sheet in either related party assets or other assets for receivables from customers and contract assets (unbilled receivables) depending on whether the customer is a related party. Similarly, contract liabilities (deferred revenue) are included in accounts payable and other liabilities and related party liabilities.
The opening and closing balances of the Company’s contract assets for the year ended December 31, 2019 were $50.6 million ($49.8 million related party, see Note 9) and $73.0 million ($68.1 million related party, see Note 9), respectively. The increase of $22.4 million between the opening and closing balances of the Company’s contract assets primarily results from an increase of $18.6 million as a result of a timing difference between the Company’s recognition of revenue earned for the performance of management services and no contractual payments due from the customer during the period.
The opening (after initial adoption) and closing balances of the Company’s contract assets for the year ended December 31, 2018 were $39.0 million ($38.3 million related party) and $50.6 million ($49.8 million related party, see Note 9), respectively. The increase of $11.6 million between the opening and closing balances of the Company’s contract assets primarily results from an increase of $18.6 million as a result of a timing difference between the Company’s recognition of revenue earned for the performance of management services and contractual payments due from the customer during the period. Offsetting such increase was the derecognition of $7.0 million, representing variable cash consideration related to a land sale from a previous period. In September 2018, the Company relinquished its rights to the variable consideration in favor of additional entitlements transferred from the buyer that can be used at the Candlestick and The San Francisco Shipyard communities (see Note 9). The total transaction price for this purchase and sale agreement did not change as a result of the changes to the consideration components.
The opening and closing balances of the Company’s receivables from contracts with customers and contract liabilities for the years ended December 31, 2019 and 2018 were insignificant.
The Company, through Five Point Communities, LP (“FP LP”), and Five Point Communities Management, Inc., (“FP Inc.” and together with FP LP, the “Management Company”), has a development management agreement, as amended and restated (“A&R DMA”), with the Great Park Venture. The A&R DMA has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew upon mutual agreement for three additional years and then two additional years. Consideration in the form of contingent incentive compensation from the A&R DMA is recognized as revenue and a contract asset as services are provided over the expected contract term, although contractual payments are due in connection with distributions made to the members of the Great Park Venture. As of December 31, 2019, the aggregate amount of the constrained transaction price allocated to the Company’s partially unsatisfied performance obligations associated with the A&R DMA was $37.2 million. The Company will recognize this revenue ratably as services are provided over the remaining expected contract term. At each reporting period the Company will reassess the estimate of the amount of variable consideration the Company is expected to be entitled to such that it is probable that a significant reversal will not occur. Significant judgment is involved in management’s estimate of the amount of variable consideration included in the transaction price. In making this estimate, management utilizes projected cash flows of the operations of the Great Park Venture. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general, and administrative costs, and other factors. When changes in the estimate occur, a cumulative catch-up will be recorded in the period and the transaction price allocated to the unsatisfied performance obligation will be adjusted.
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
4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of interests—“Percentage Interests” and “Legacy Interests.” Legacy Interest holders are entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions. The Operating Company owns 37.5% of the Great Park Venture’s Percentage Interests as of December 31, 2019. The Great Park Venture has made distributions to the holders of Legacy Interests in the aggregate amount of $355.0 million as of December 31, 2019. In January 2020, the Great Park Venture made distributions to the holders of Legacy Interests in the aggregate amount of $76.3 million.
The Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use, master-planned community located in Orange County, California. The Company, through the A&R DMA, manages the planning, development and sale of the Great Park Neighborhoods and supervises the day-to-day affairs of the Great Park Venture. The Great Park Venture is managed by an executive committee of representatives appointed by only the holders of Percentage Interests. The Company serves as the administrative member but does not control the actions of the executive committee. During the year ended December 31, 2019, the Great Park Venture recognized $133.3 million in land sale revenues to a related party of the Company and $137.7 million in land sale revenues to third parties, of which $31.0 million relates to homesites sold to a land banking entity whereby a related party of the Company has retained the option to acquire these homesites in the future from the land banking entity. During the years ended December 31, 2018 and 2017, the Great Park Venture recognized $3.9 million and $7.7 million, respectively in related party land sale revenues.

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

The following table summarizes the statement of operations of the Great Park Venture for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Land sale revenues	$270,970	$175,689	$480,934
Cost of land sales	(179,836)	(118,115)	(339,100)
Other costs and expenses	(56,248)	(54,506)	(105,772)
Net income of Great Park Venture	$34,886	$3,068	$36,062
The Company’s share of net income	$13,082	$1,151	$13,523
Basis difference amortization	(6,900)	(2,057)	(7,763)
Equity in earnings (loss) from Great Park Venture	$6,182	$(906)	$5,760

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Inventories	$870,861	$1,059,717
Cash and cash equivalents	293,002	60,663
Receivable and other assets	32,395	33,836
Total assets	$1,196,258	$1,154,216
Accounts payable and other liabilities	$159,965	$152,809
Distribution payable to Legacy Interests	76,272	—
Redeemable Legacy Interests	133,695	209,967
Capital (Percentage Interest)	826,326	791,440
Total liabilities and capital	$1,196,258	$1,154,216
The Company’s share of capital in Great Park Venture	$309,872	$296,790
Unamortized basis difference	121,963	128,863
The Company’s investment in the Great Park Venture	$431,835	$425,653

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
The Company and a related party of the Company separately lease office space at the Five Point Gateway Campus, and during the years ended December 31, 2019 and 2018, the Gateway Commercial Venture recognized $8.3 million and $1.1 million in rental revenues from those leasing arrangements.

The following table summarizes the statement of operations of the Gateway Commercial Venture for the years ended December 31, 2019, 2018 and from August 4, 2017 (the date of our initial investment) to December 31, 2017 (in thousands):

	2019	2018	2017
Rental revenues	$34,157	$26,580	$9,245
Rental operating and other expenses	(7,304)	(4,963)	(1,091)
Depreciation and amortization	(15,101)	(11,730)	(4,504)
Interest expense	(16,892)	(11,563)	(3,629)
Net (loss) income of Gateway Commercial Venture	$(5,140)	$(1,676)	$21
Equity in (loss) earnings from Gateway Commercial Venture	$(3,855)	$(1,257)	$16
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Real estate and related intangible assets, net	$451,988	$464,123
Other assets	21,410	14,833
Total assets	$473,398	$478,956
Notes payable, net	$302,344	$295,440
Other liabilities, net	35,848	40,521
Members’ capital	135,206	142,995
Total liabilities and capital	$473,398	$478,956
The Company’s investment in the Gateway Commercial Venture	$101,404	$107,246

5.    NONCONTROLLING INTERESTS
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company and at December 31, 2019, the Holding Company and its wholly owned subsidiary owned approximately 62.4% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.6% of the outstanding Class A Common Units of the Operating Company.
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

The San Francisco Venture, the entity developing the Candlestick and The San Francisco Shipyard communities, has three classes of units—Class A units, Class B units and Class C units. The Operating Company acquired a controlling interest in the San Francisco Venture in May 2016 by acquiring all of the outstanding Class B units of the San Francisco Venture (the “Formation Transaction”). All of the outstanding Class A units are owned by affiliates of Lennar and affiliates of Castlelake, LP (“Castlelake”). The Class A units of the San Francisco Venture are intended to be substantially economically equivalent to the Class A Common Units of the Operating Company. The Class A units of the San Francisco Venture represent noncontrolling interests to the Operating Company.
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
Concurrent with the termination of the Retail Project (defined in Note 9), the San Francisco Venture issued 436,498 Class A units (and the Holding Company issued 436,498 of its Class B common shares) to, and received a contribution of $5.5 million from, the holders of Class A units of the San Francisco Venture.
On February 13, 2019, the San Francisco Venture issued 25.0 million new Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos communities facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference in an aggregate amount equal to 50% of the cumulative amount of reimbursements received, less the aggregate amount previously paid to redeem Class C units. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At December 31, 2019, $25.0 million of Class C units are outstanding and included in redeemable noncontrolling interest on the consolidated balance sheet.
Net income (loss) attributable to the noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in the Company held by the noncontrolling interests. The Company allocates income (loss) to noncontrolling interests based on the substantive profit sharing provisions of the applicable operating agreements.
With each exchange of Class A Common Units of the Operating Company for Class A common shares, the Holding Company’s percentage ownership interest in the Operating Company and its share of the Operating Company’s cash distributions and profits and losses will increase. Additionally, other issuances of common shares of the Holding Company or common units of the Operating Company results in changes to the noncontrolling interest percentage. As a result, such equity transactions result in an adjustment between members’ capital and the noncontrolling interest in the Company’s consolidated balance sheets and statements of capital to account for the changes in the noncontrolling interest ownership percentage as well as any change in total net assets of the Company.

During the years ended December 31, 2019, and 2018, the Holding Company increased its ownership interest in the Operating Company as a result of equity transactions related to the Company’s share-based compensation plan and exchanges of Class A Common Units of the Operating Company for Class A common shares.
6.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the payable pursuant to a tax receivable agreement (“TRA”), which was $172.6 million and $169.5 million at December 31, 2019 and 2018 respectively. The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, FP LP and Five Point Land, LLC (“FPL”), all of which have also been determined to be VIEs.
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
As of December 31, 2019, the San Francisco Venture had total assets of $1,197.1 million, primarily comprised of $1,186.2 million of inventories, $2.2 million in related party assets and $1.3 million in cash and total liabilities of $119.2 million including $102.4 million in related party liabilities.
As of December 31, 2018, the San Francisco Venture had total assets of $1,151.4 million, primarily comprised of $1,137.0 million of inventories and $12.3 million in cash and total liabilities of $260.8 million including $168.9 million in related party liabilities and $65.1 million in notes payable.
Those assets are owned by, and those liabilities are obligations of, the San Francisco Venture, not the Company. The San Francisco Venture’s operating subsidiaries are not guarantors of the Company’s obligations, and the assets held by the San Francisco Venture may only be used as collateral for the San Francisco Venture’s obligations. The creditors of the San Francisco Venture do not have recourse to the assets of the Operating Company, as the VIE’s primary beneficiary, or of the Holding Company.
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
FP LP and FPL, the entity developing Valencia (formerly known as Newhall Ranch), are VIEs because the other partners or members have disproportionately fewer voting rights and substantially all of the activities of the entities are conducted on behalf of the other partners or members and their related parties. The Operating Company, or a wholly owned subsidiary of the Operating Company, is the primary beneficiary of FP LP and FPL.
As of December 31, 2019, FP LP and FPL had combined assets of $900.0 million, primarily comprised of $703.6 million of inventories, $80.4 million of intangibles, $72.3 million in related party assets and $0.5 million in cash, and total combined liabilities of $126.8 million, including $117.6 million in accounts payable and other liabilities and $9.2 million in related party liabilities.

As of December 31, 2018, FP LP and FPL had combined assets of $745.3 million, primarily comprised of $559.1 million of inventories, $95.9 million of intangibles, $54.3 million in related party assets and $0.1 million in cash, and total combined liabilities of $118.1 million, including $108.6 million in accounts payable and other liabilities and $9.5 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the years ended December 31, 2019, 2018 and 2017, respectively, there were no VIEs that were deconsolidated.

7.     PROPERTIES AND EQUIPMENT, NET
Properties and equipment as of December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018
Agriculture operating properties and equipment	$30,016	$29,975
Other	9,116	7,166
Total properties and equipment	39,132	37,141
Accumulated depreciation	(6,820)	(5,464)
Properties and equipment, net	$32,312	$31,677

Depreciation expense was $1.2 million, $0.8 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017 respectively.
The Tournament Players Club at Valencia Golf Course Disposal
In January 2018, The Tournament Players Club at Valencia Golf Course was sold for net cash proceeds of $5.7 million, and the buyer’s assumption of certain liabilities, including certain club membership related liabilities. The Company recognized a gain of $6.7 million as a result of the sale and such gain is included in miscellaneous other income in the consolidated statement of operations for the year ended December 31, 2018. The property was operated by the Company as an amenity to the Valencia (formerly Newhall) segment’s fully developed community and the gain on the sale is included in Valencia segment’s results for the year ended December 31, 2018.

8.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(49,355)	(33,788)
Net book value	$80,350	$95,917

Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $15.6 million and $12.5 million for the years ended December 31, 2019, and 2018, respectively. No amortization expense was recorded for the year ended December 31, 2017, as the Company did not recognize any economic benefits from incentive compensation. Amortization expense is included in the cost of management services in the accompanying consolidated statements of operations.

9.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s consolidated balance sheets as of December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018
Related Party Assets:
Contract assets (see Note 3)	$68,133	$49,834
Prepaid rent	—	5,972
Operating lease right-of-use asset (see Note 2 and Note 12)	23,047	—
Other	6,381	5,233
	$97,561	$61,039
Related Party Liabilities:
Reimbursement obligation	$102,403	$102,692
Contingent consideration—Mall Venture project property	—	64,870
Payable to holders of Management Company’s Class B interests	9,000	9,000
Operating lease liability (see Note 2 and Note 12)	16,282	—
Other	197	1,978
	$127,882	$178,540

Development Management Agreement with the Great Park Venture (Incentive Compensation Contract Asset)
In 2010, the Great Park Venture, the Company’s equity method investee, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The compensation structure in place as per the A&R DMA consists of a base fee and incentive compensation. The base fee consists of a fixed annual fee and a variable fee equal to general and administrative costs incurred by the Management Company on behalf of the Great Park Venture. Incentive compensation is characterized as “Legacy Incentive Compensation” and “Non-Legacy Incentive Compensation.” The Legacy Incentive Compensation consists of the following: (i) $15.2 million, which was received by the Management Company on May 2, 2016; (ii) $43.1 million received by the Management Company on January 3, 2017; and (iii) a maximum of $9.0 million of incentive compensation payments attributed to contingent payments made under a cash flow participation agreement the Great Park Venture is a party to. Generally, the Non-Legacy Incentive Compensation is 9% of distributions made by the Great Park Venture, as defined in the A&R DMA, excluding the distributions to the holders of Legacy Interests of $565.0 million (see Note 4).
For the years ended December 31, 2019, 2018 and 2017, the Company recognized revenue from management services of $36.9 million, $35.1 million and $16.2 million, respectively, related to all management fees under the A&R DMA and such revenues are included in management services—related party in the accompanying consolidated statements of operations. At December 31, 2019 and 2018, included in contract assets in the table above is $66.1 million and $47.7 million, respectively, attributed to Legacy and Non-Legacy Incentive Compensation. At December 31, 2019 and 2018, the Company had a receivable from the Great Park Venture of $3.6 million and $3.0 million, respectively, related to cost reimbursements under the A&R DMA. The receivable amounts are included in other related party assets in the table above. The current term of the A&R DMA ends in December 2021 and provides for term extensions at the mutual agreement of terms and provisions by both the Company and the Great Park Venture.

Operating Lease Right-of-Use Asset and Operating Lease Liability
The Company leases corporate office space at the Five Point Gateway Campus. Upon adoption of ASC Topic 842, Leases (see Note 2 and Note 12), the Company recognized an operating lease right-of-use asset and operating lease liability pertaining to this related party lease. Existing prepaid rent of $6.0 million was reclassified to be included in the measurement of the operating lease right-of-use asset on January 1, 2019.

Indirect Legacy Interest in Great Park Venture
In June 2018, the Company purchased an indirect interest in rights to certain Legacy Interests in the Great Park Venture through an equity method investment that were held by the Company’s CEO, Emile Haddad. At both December 31, 2019 and 2018, the carrying value of the purchased interests was $1.8 million and is included in other related party assets in the table above.
Retail Project and Contingent Consideration to Class A Members of the San Francisco Venture
Prior to the Company’s acquisition of The San Francisco Venture, The San Francisco Venture completed a separation transaction (the “Separation Transaction”) pursuant to an Amended and Restated Separation and Distribution Agreement (“Separation Agreement”) in which the equity interests in a subsidiary of the San Francisco Venture known as CPHP Development, LLC (“CPHP”) were distributed directly to the members of the San Francisco Venture: (i) an affiliate of Lennar and (ii) an affiliate of Castlelake. The principal terms of the Separation Agreement, as it relates to the Retail Project (defined below) included the following:
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
Under the terms of the Separation Agreement, the San Francisco Venture retained the obligation to subdivide and convey the Retail Project Property to the Mall Venture and the CP Parking Parcel to CPHP. The obligation to convey the parcels represented additional consideration to the former owners of the San Francisco Venture and was recognized as contingent consideration.
In early 2019, after discussions between the Company, CPHP and the Macerich Member, the parties determined not to proceed with the Retail Project. As a result of terminating the Retail Project and agreements related thereto, the obligation of the San Francisco Venture to convey the CP Parking Parcel and the Retail Project Property was terminated, and the San Francisco Venture was also released from certain development obligations, which resulted in a gain of $64.9 million for the year ended December 31, 2019.
Reimbursement Obligation
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse CPHP or its subsidiaries for a portion of the EB-5 loan liabilities and related interest that were assumed by CPHP or its subsidiaries pursuant to the Separation Agreement. At December 31, 2019 and 2018, the balance of the reimbursement obligation to CPHP or its subsidiaries was $102.4 million and $102.7 million, respectively. Interest is paid monthly and totaled $4.2 million for each of the years ended December 31, 2019, 2018 and 2017. All of the incurred interest for the years ended December 31, 2019, 2018 and 2017 was capitalized into inventories as interest on development and construction costs. The weighted average interest rate as of December 31, 2019 was 4.1%. Subject to certain extension, principal payments of $95.0 million, $4.2 million and $3.2 million are expected to be due in 2020, 2021 and 2022, respectively.

Payables to Holders of Management Company’s Class B Interests
Holders of the Management Company’s Class B interests are entitled to receive all distributions from the Management Company that are attributable to any Legacy Incentive Compensation received by the Management Company. The Management Company made a $43.1 million payment to the holders of Class B interests of the Management Company in January 2017 in connection with the Management Company’s January 2017 collection of Legacy Incentive Compensation in the same amount. No payments were made during the years ended December 31, 2019 and 2018.

San Francisco Bay Area Development Management Agreements
The Company has entered into development management agreements with affiliates of Lennar and Castlelake in which the Company will provide certain development management services to various real estate development projects located in the San Francisco Bay area. The agreements generally consist of a fixed management fee and in some cases a variable fee equal to general and administrative costs incurred by the Company. In most cases the management agreements terminate upon project development milestones. For the years ended December 31, 2019, 2018 and 2017, the Company recognized revenue from these management services of $2.4 million, $4.4 million and $5.8 million, respectively. Revenues related to management fees under the San Francisco Bay area development management agreements are included in management services—related party in the accompanying consolidated statements of operations.

Gateway Commercial Venture Property Management Agreement
The Company has entered into a property management agreement with Gateway Commercial Venture in which the Company will provide certain property management services to the Five Point Gateway Campus. The agreement consists of a base management fee, calculated as the greater of a determined fixed value or percentage of gross rent, plus additional fees, when applicable, pertaining to management of tenant improvements and securing tenants. For the years ended December 31, 2019, 2018, and 2017, the Company recognized revenue from these management services of $0.3 million, $1.5 million and $0.5 million, respectively, which is included in management services—related party in the accompanying consolidated statement of operations.
Valencia Purchase and Sale Agreements
The Company entered into a purchase and sale agreement with a land banking entity during the year ended December 31, 2019 for the sale of 711 homesites on approximately 59 acres. Initial gross proceeds were $135.2 million, representing the base purchase price, and the Company also recognized $4.7 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that the Company expects to be entitled to receive. A related party of the Company has retained the option to acquire these homesites in the future from the land banking entity.
Candlestick Purchase and Sale Agreements
The San Francisco Venture has entered into purchase and sale agreements with an affiliate of Lennar and Castlelake to sell homesites at Candlestick including one agreement for 3.6 acres of land where up to 390 for-sale homesites are planned to be built and one agreement for land that includes additional airspace parcels above the planned Retail Project where multi-family homesites were planned to be built. The Company was required to complete certain conditions prior to the close of escrow of the sale of the airspace parcels above the planned Retail Project, including recording the subdivision of the land and airspace parcels into separate legal parcels. The San Francisco Venture closed escrow on the for-sale homesites in January 2017 resulting in gross proceeds of $91.4 million. In connection with the termination of the Retail Project in early 2019 described above, the purchase and sale agreement for the planned multi-family homesites was terminated.

Entitlement Transfer Agreement
In December 2016, the San Francisco Venture entered into an agreement with an affiliate of Lennar and Castlelake pursuant to which an affiliate of Lennar and Castlelake agreed to transfer to the San Francisco Venture entitlements for the right to construct (1) at least 172 homesites (or, if greater, the number of entitled homesites that are not developed or to be developed by or on behalf of the Successor to the Redevelopment Agency of the City and County of San Francisco (the “San Francisco Agency”) or by residential developers on the land transferred to CPHP) and (2) at least 70,000 square feet of retail space (or, if greater, the amount of entitled retail space that is not developed or to be developed by or on behalf of the San Francisco Agency or by commercial developers on the land transferred to CPHP) for use in the development of other portions of Candlestick and The San Francisco Shipyard. The Company successfully received the necessary government approvals to effectuate the transfer of the entitlements in 2018, relinquished its rights to certain variable consideration related to Candlestick purchase and sale agreements, and received the additional entitlements (see Note 3).
10.    NOTES PAYABLE, NET

At December 31, 2019 and 2018, notes payable consisted of the following (in thousands):

	2019	2018
7.875 % Senior Notes due 2025	$625,000	$500,000
Macerich Note	—	65,130
Unamortized debt issuance costs and discount	(8,954)	(8,126)
	$616,046	$557,004

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
Interest on the Senior Notes is payable on May 15 and November 15 of each year. Interest incurred, including amortization of debt issuance costs, on the Senior Notes during the years ended December 31, 2019, 2018 and 2017 totaled $45.0 million, $39.8 million, and $4.6 million, respectively. All interest incurred was capitalized to inventories for all three years.
The Senior Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after November 15, 2020, at a declining call premium as set forth in the indenture governing the Senior Notes, plus accrued and unpaid interest. In addition, at any time prior to November 15, 2020, the issuers may redeem some or all of the Senior Notes at a price equal to 100% of the aggregate principal amount of the Senior Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest. Lastly, prior to November 15, 2020, the Issuers may redeem up to 35% of the aggregate principal amount of the Senior Notes with an amount equal to the net cash proceeds from certain new equity offerings, at a redemption price equal to 107.875% of the aggregate principal amount thereof, plus accrued and unpaid interest.

The Senior Notes are guaranteed jointly and severally, by certain direct and indirect subsidiaries of the Operating Company (the “Guarantors”, other than the Co-Issuer), however the Operating Company’s non-guarantor subsidiaries represent substantially all of the operations and total assets of the Issuers. The Senior Notes are senior in right of payment to all of the Issuers’ and Guarantors’ subordinated indebtedness, equal in right of payment with all of the Issuers’ and the Guarantors’ senior indebtedness, without giving effect to collateral arrangements in the case of secured indebtedness, and effectively subordinated to any of the Issuers’ and the Guarantors’ secured indebtedness, to the extent of the value of the assets securing such indebtedness.
Macerich Note
On November 13, 2014, in connection with entering into the Mall Venture and Mall DAA, a wholly-owned subsidiary of the San Francisco Venture issued a promissory note (the “Macerich Note”) to an affiliate of the Macerich Member in the amount of $65.1 million, bearing interest at 360-day LIBOR plus 2.0% (5.01% at December 31, 2018). It was anticipated that upon completion of certain conditions, including the conveyance of the Retail Project Property to the Mall Venture, the Macerich Member, in several steps, would cause the Macerich Note to be distributed to the Company, resulting in the extinguishment of the Macerich Note. However, in early 2019, in connection with the termination of the Retail Project (see Note 9), the Company repaid the $65.1 million Macerich Note and settled outstanding accrued interest thereon of approximately $11.1 million. Concurrently, the San Francisco Venture received a contribution of approximately $5.5 million from the members of CPHP (affiliates of Lennar and Castlelake).
Revolving Credit Facility
In May 2019, the Operating Company entered into the second amendment to its revolving credit facility (the “Revolving Credit Facility”) which, among other things, extended the maturity date of the Revolving Credit Facility from April 2020 to April 2022, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. The aggregate commitment remains at $125.0 million, with an accordion feature that allows the Operating Company to request to increase the maximum aggregate amount by up to $50.0 million to $175.0 million, subject to certain conditions, including receipt of commitments. Any borrowings continue to bear interest at LIBOR plus a margin ranging 1.75% to 2.00% based on the Company’s leverage ratio. As of December 31, 2019, no funds have been drawn on the Revolving Credit Facility, however letters of credit of $1.0 million are issued and outstanding under the Revolving Credit Facility as of December 31, 2019, thus reducing the available capacity by the outstanding letters of credit amount.
11.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A Units of the San Francisco Venture, and prior holders of Class A common Units of the Operating Company and prior holders of Class A Units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). The TRA provides for payment by the Company to the TRA Parties or their successors of 85% of the amount of cash savings, if any, in income tax the Company realizes as a result of:
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
At December 31, 2019 and 2018, the Company’s consolidated balance sheets include liabilities of $172.6 million and $169.5 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) of the Code to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s direct or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record additional TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Furthermore, the Company may record additional liabilities under the TRA if and when TRA Parties exchange Class A Common Units of the Operating Company for the Company’s Class A common shares or other equity transactions that impact the Holding Company’s ownership in the Operating Company. During the year ended December 31, 2017, the Company adjusted its recorded TRA liability as a result of equity transactions during the period, including the IPO and private placement. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent changes to the amount of TRA liabilities recorded. At the end of the 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which reduced the federal corporate tax rate from 35% to 21%. As a result of this reduction, the value of the benefit that the Company will receive from tax attributes and tax items that are the subject of the TRA was reduced and, as a result, the TRA liability was also reduced. During the year ended December 31, 2019, the Company adjusted its recorded TRA liability as a result of exchanges of Class A Common Units of the Operating Company for the Company’s Class A common shares as well as certain other equity transactions associated with share-based compensation. As a result of these changes, the value of the benefit that the Company will receive from tax attributes and tax items that are the subject of the TRA increased and, as a result, the TRA liability was increased.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the years ended December 31, 2019, 2018 and 2017.
12.    LEASES
The Company adopted ASU No. 2016-02 (see Note 2) effective on January 1, 2019 on a modified retrospective basis. Consequently, comparative prior periods presented in financial statements after adoption will continue to be in accordance with historical U.S. GAAP (Topic 840, Leases).
The Company’s lessee arrangements consist of agreements to lease certain office facilities and equipment and the Company’s lessor arrangements consists of leases of portions of its land to third parties for agriculture or other miscellaneous uses. The Company’s significant agricultural land lease agreements are short-term in nature. As of December 31, 2019, all leasing arrangements are classified as operating leases and do not contain residual value guarantees or material restrictions.

The components of lease costs were as follows for the year ended December 31, 2019 (in thousands):

2019
Operating lease cost	$2,498
Related party operating lease cost	3,144
Short-term lease cost	527

Supplemental balance sheet information related to leases as of December 31, 2019 were as follows (in thousands, except lease term in years and discount rate):

2019
Operating lease right-of-use assets ($23,047 related party)	$32,579
Operating lease liabilities ($16,282 related party)	$27,206
Weighted average remaining lease term (operating lease)	7.1
Weighted average discount rate (operating lease)	5.9%

Operating lease right-of-use assets are included in other assets or related party assets and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the consolidated balance sheet. The Company’s office leases have remaining lease terms of four years to nine years and include one or more extension options to renew, some of which include options to extend the leases for up to ten years.
The table below reconciles the undiscounted cash flows to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2019 (in thousands):

Years Ending December 31,	Rental Payments
2020	$4,634
2021	5,263
2022	5,420
2023	5,583
2024	2,495
Thereafter	10,570
Total lease payments	$33,965

Discount	$6,759
Total operating lease liabilities	$27,206

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

Rent expense (ASC 840) for the years ended December 31, 2018 and 2017 was $2.7 million and $2.7 million, respectively.
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
Valencia Project Approval Settlement
In September 2017, the Company reached a settlement with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Valencia’s regulatory approvals and permits (see Legal Proceedings below). As of December 31, 2019, the Company has recorded a liability, included in accounts payable and other liabilities in the accompanying consolidated balance sheets, of $17.7 million associated with certain obligations of the project approval settlement. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of December 31, 2019, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $24.1 million with the final payment due in 2026. The Company did not reach a settlement with two local environmental organizations that have pending challenges to certain Valencia project approvals. See “Legal Proceedings” below.
Water Purchase Agreement
The Company is subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for the Company’s exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term. During the year ended December 31, 2019, the Company made payments totaling $1.2 million under the agreement. The annual minimum payments for years 2020 to 2024 are $1.3 million, $1.3 million, $1.4 million, $1.4 million and $1.4 million, respectively. At December 31, 2019, the aggregate annual minimum payments remaining under the initial term total $35.1 million.
Valencia Infrastructure Project
In January 2012, the Company entered into an agreement with Los Angeles County, in which the Company will finance up to a maximum of $45.8 million for the construction costs of an interchange project that Los Angeles County is managing. The interchange project is a critical infrastructure project that will benefit Valencia. As of December 31, 2019, the Company has made aggregate payments of $37.0 million and the interchange project was completed in 2019. There is also a provision for the Company to pay Los Angeles County interest on defined unreimbursed construction costs incurred prior to the reimbursement payment. Upon the final payment, Los Angeles County will credit the Company, in the form of bridge and thoroughfare construction fee district fee credits, an amount equal to the Company’s actual payments, exclusive of any interest payments. These credits are eligible for application against future bridge and thoroughfare fees the Company may incur. At December 31, 2019 and 2018, the Company had $8.9 million and $7.6 million, respectively, included in accounts payable and other liabilities in the accompanying consolidated balance sheets, representing unreimbursed construction costs payable to Los Angeles County. The Company expects to make the final payment of $8.9 million in 2020.
Agreement Regarding Mall Venture
On May 2, 2016, the Company entered into an agreement with CPHP pursuant to which, upon completion of the Retail Project, CPHP was to contribute all of its interests in the Mall Venture Member to the Operating Company in exchange for 2,917,827 Class A Common Units of the Operating Company. Additionally, CPHP was to purchase an equal amount of Class B common shares from the Holding Company at a price of $0.00633 per share. If the Company or CPHP failed to achieve certain milestones, including the conveyance to the Mall Venture of the

Retail Project Property on or prior to December 31, 2017, subject to certain extensions, Macerich would have the right to terminate the joint venture, require the Company to repay the $65.1 million Macerich Note (see Note 10) and to pay certain termination fees (50% of such termination fees would be funded by CPHP). In such case, the Company would no longer be obligated to transfer the Retail Project Property to the Retail Project or the CP Parking Parcel to CPHP and instead would be obligated to issue 436,498 Class A Common Units of the Operating Company to CPHP or its designees and CPHP or its designees will purchase an equal amount of Class B common shares from the Holding Company at a price of $0.00633 per share. The Retail Project Property had not been conveyed to the Mall Venture and in early 2019, the Retail Project was terminated (see Note 9). The Company repaid the Macerich Note, plus termination fees and issued affiliates of Lennar and Castlelake 436,498 Class A units of the San Francisco Venture that are redeemable for Class A Common Units of the Operating Company and sold to Lennar and Castlelake an equal number of Class B common shares at a price of $0.00633 per share. The Company is now redeveloping these parcels for alternative uses.
Candlestick Development Agreement
On May 2, 2016, the Company entered into a development agreement with CPHP whereby among other things, CPHP agreed to be responsible for all design and construction costs associated with the parking structure to be built on the CP Parking Parcel, up to $240.0 million, and the Company agreed to reimburse CPHP for design and construction costs in excess of $240.0 million. In early 2019, the development agreement was terminated by the Company and CPHP concurrent with the termination of the Retail Project (see Note 9).
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $230.0 million and $73.5 million as of December 31, 2019 and 2018, respectively.
Candlestick and The San Francisco Shipyard Disposition and Development Agreement
The San Francisco Venture is a party to a disposition and development agreement with the San Francisco Agency in which the San Francisco Agency has agreed to convey portions of Candlestick and The San Francisco Shipyard to the San Francisco Venture for development. The San Francisco Venture has agreed to reimburse the San Francisco Agency for reasonable costs and expenses actually incurred and paid by the San Francisco Agency in performing its obligations under the disposition and development agreement. The San Francisco Agency can also earn a return of certain profits generated from the development and sale of Candlestick and The San Francisco Shipyard if certain thresholds are met. As of December 31, 2019 the thresholds had not been met.
At December 31, 2019, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.
Letters of Credit
At each December 31, 2019 and 2018, the Company had outstanding letters of credit totaling $2.4 million. These letters of credit were issued to secure various development and financial obligations. At each December 31, 2019 and 2018, the Company had restricted cash and certificates of deposit of $1.4 million pledged as collateral under certain of the letters of credit agreements.

Legal Proceedings
Landmark Village/Mission Village

During the pendency of certain prior litigation involving the approval of the original environmental impact reports and related permits for the Landmark Village and Mission Village projects at Valencia, in July 2017, the Los Angeles County Board of Supervisors certified the final additional environmental analyses required as a result of a prior California Supreme Court decision regarding the original greenhouse gas analysis related to the projects and reapproved the Landmark Village and Mission Village projects and related permits. In August 2017, two petitioners, Santa Clarita Organization for Planning and the Environment and Friends of the Santa Clara River (collectively, “Non-Settling Petitioners”), who did not participate in a settlement of prior litigation involving the Company and certain other petitioners, filed a new petition for writ of mandate in the Los Angeles Superior Court. The petition challenged Los Angeles County’s July 2017 approvals of the Mission Village and Landmark Village environmental analyses and the two projects based on claims arising under the California Environmental Quality Act and the California Water Code. The Court held a hearing on the merits of the petition in September 2018. In December 2018, the Superior Court issued its written decision denying the Non-Settling Petitioners’ petition for writ of mandate. Thereafter, in January 2019, the Superior Court entered judgment on the petition for writ of mandate in favor of the County and the Company. In March 2019, the Non-Settling Petitioners filed an appeal of the Superior Court’s ruling. The Company cannot predict the outcome of the appeal at this time.
Hunters Point Litigation

In May 2018, residents of the Bayview Hunters Point neighborhood in San Francisco filed a putative class action in San Francisco Superior Court naming Tetra Tech, Inc. and Tetra Tech EC, Inc., an independent contractor hired by the U.S. Navy to conduct testing and remediation of toxic radiological waste at The San Francisco Shipyard (“Tetra Tech”), Lennar and the Company as defendants. The plaintiffs allege that, among other things, Tetra Tech fraudulently misrepresented its test results and remediation efforts. The plaintiffs are seeking damages against Tetra Tech and have requested an injunction to prevent the Company and Lennar from undertaking any development activities at The San Francisco Shipyard.

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

14.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	2019	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$57,654	$43,892	$4,211

NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed by buyer in connection with sale of golf course operating property	$—	$7,795	$—
Class A common shares issued for redemption of noncontrolling interests	$458	$30,088	$—
Purchase of properties and equipment in accounts payable and other liabilities	$381	$—	$—
Recognition of TRA liability	$3,124	$18,963	$56,216

Supplemental cash flow information related to leases for the year ended December 31, 2019 is as follows (in thousands):

2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,306

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	2019	2018	2017
Cash and cash equivalents	$346,833	$495,694	$848,478
Restricted cash and certificates of deposit	1,741	1,403	1,467
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$348,574	$497,097	$849,945

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
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of December 31, 2019, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, and management services provided by the Company to the Great Park Venture.
• Commercial—includes Five Point Gateway Campus, an office and research and development campus within the Great Park Neighborhoods, consisting of four newly constructed buildings. Two of the four buildings are leased to one tenant under a 20-year triple net lease which commenced in August 2017. The Company and a subsidiary of Lennar have entered into separate 130-month full service gross leases to occupy a portion of the other two buildings. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture, the entity that owns the Five Point Gateway Campus. As of December 31, 2019, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture.

 Segment operating results and reconciliations to the Company’s consolidated balances are as follows:

	For the year ended December 31, 2019
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture (1)	Removal of Gateway Commercial Venture (1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations (2)	Corporate and unallocated (3)	Total Consolidated
Revenues	$143,190	$3,995	$307,843	$34,479	$489,507	$(270,970)	$(34,157)	$—	$—	$—	$—	$184,380
Depreciation and amortization	286	215	15,567	15,100	31,168	—	(15,100)	—	—	—	740	16,808
Interest income	1	—	3,489	—	3,490	(3,489)	—	—	—	—	7,843	7,844
Interest expense	—	—	—	16,892	16,892	—	(16,892)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	25,780	49,890	44,369	(4,818)	115,221	(34,886)	5,140	6,182	(3,855)	—	(65,534)	22,268
Other significant items:
Segment assets	748,082	1,197,081	1,356,417	473,409	3,774,989	(1,196,258)	(473,398)	431,835	101,404	(8,310)	374,438	3,004,700
Inventory assets and real estate related assets, net	703,587	1,186,174	870,861	451,988	3,212,610	(870,861)	(451,988)	—	—	—	—	1,889,761
Expenditures for long-lived assets (4)	241,410	49,421	(9,487)	2,924	284,268	9,487	(2,924)	—	—	—	1,808	292,639

	For the year ended December 31, 2018
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture (1)	Removal of Gateway Commercial Venture (1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations (2)	Corporate and unallocated (3)	Total Consolidated
Revenues	$6,401	$6,010	$210,779	$28,069	$251,259	$(175,689)	$(26,580)	$—	$—	$—	$—	$48,990
Depreciation and amortization	271	287	12,456	11,730	24,744	—	(11,730)	—	—	—	210	13,224
Interest income	1	—	2,815	—	2,816	(2,815)	—	—	—	—	11,766	11,767
Interest expense	—	—	—	11,563	11,563	—	(11,563)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	(6,802)	(18,060)	15,211	(187)	(9,838)	(3,068)	1,676	(906)	(1,257)	—	(54,552)	(67,945)

Other significant items:
Segment assets	596,222	1,151,372	1,303,362	479,662	3,530,618	(1,154,216)	(478,956)	425,653	107,246	(730)	494,277	2,923,892
Inventory assets and real estate related assets, net	559,126	1,136,958	1,059,717	464,123	3,219,924	(1,059,717)	(464,123)	—	—	—	—	1,696,084
Expenditures for long-lived assets (4)	198,008	73,177	109,292	27,030	407,507	(109,292)	(27,030)	—	—	—	2,354	273,539

	For the year ended December 31, 2017
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture (1)	Removal of Gateway Commercial Venture (1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations (2)	Corporate and unallocated (3)	Total Consolidated
Revenues	$31,568	$91,187	$497,173	$9,682	$629,610	$(480,934)	$(9,245)	$—	$—	$—	$—	$139,431
Depreciation and amortization	553	316	—	4,504	5,373	—	(4,504)	—	—	—	185	1,054
Interest income	3	—	2,226	—	2,229	(2,226)	—	—	—	—	2,574	2,577
Interest expense	—	—	—	3,628	3,628	—	(3,628)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	(12,358)	(19,268)	42,219	458	11,051	(36,061)	(21)	5,760	16	—	43,451	24,196
Other significant items:
Segment assets	444,407	1,123,266	1,578,142	456,292	3,602,107	(1,447,604)	(456,006)	423,492	106,516	(80,890)	830,740	2,978,355
Inventory assets	361,943	1,063,949	1,089,513	448,795	2,964,200	(1,089,513)	(448,795)	—	—	—	—	1,425,892
Expenditures for long-lived assets (4)	84,024	62,188	311,932	446,072	904,216	(311,932)	(446,072)	—	—	—	1	146,213

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s operating results and balances that are included in the Great Park segment and Commercial segment operating results and balances, respectively, but are not included in the Company’s consolidated results and balances.
(2) Represents intersegment balances that eliminate in consolidation.
(3) Corporate and unallocated activity is primarily comprised of corporate general, and administrative expenses and income taxes. Corporate and unallocated assets consist of cash and cash equivalents, receivables, ROU assets, prepaid expenses and deferred equity and financing costs.
(4) Expenditures for long-lived inventory assets are net of cost reimbursements and include noncash project accruals and capitalized interest. For the year ended December 31, 2019, Great Park Venture’s expenditures include $127.0 million in inventory cost reimbursements.
A land banking entity represented one of the Company’s major customers during the year ended December 31, 2019 and accounted for approximately $139.9 million or 76%, respectively, of total consolidated revenues. The $139.9 million relates to revenues generated from homesites sold in Valencia. A related party of the Company has retained the option to acquire these homesites in the future from the land banking entity. Lennar and several of its affiliates represented one of the Company’s major customers for the year ended December 31, 2017 and accounted for approximately $93.4 million or 67%, respectively, of total consolidated revenues. These revenues represented land sales and management services revenues, and were reported in the Valencia and San Francisco segments. The Great Park Venture represented another of the Company’s major customers for the years ended December 31, 2019, 2018 and 2017, and accounted for approximately $36.9 million or 20%, $35.1 million or 72%, and $16.2 million or 12%, respectively, of total consolidated revenues. These revenues represented management services revenues and were reported in the Great Park segment.
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
The Incentive Award Plan provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the Incentive Award Plan) and performance share awards. Employees and consultants of the Company and its subsidiaries and affiliates, as well as non-employee members of the Board, are eligible to receive awards under the Incentive Awards Plan. The Incentive Award Plan increased the aggregate number of common shares available for issuance under the Prior Plan by 3,209,326 shares to a total authorized issuance of up to 11,710,148 Class A common shares of the Holding Company. As of December 31, 2019, there were 5,004,496 remaining Class A common shares available for future issuance under the Incentive Award Plan.
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
During the years ended December 31, 2019, 2018 and 2017, the Company reacquired vested RSUs and restricted share awards from employees for $4.1 million, $5.1 million and $6.5 million, respectively, for the purpose of settling tax withholding obligations. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.
The following table summarizes share-based equity compensation activity for the years ended December 31, 2019, 2018 and 2017:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	1,305	$20.00
Granted	453	$15.52
Vested	(673)	$19.26
Nonvested at December 31, 2017	1,085	$18.57
Granted	1,724	$14.81
Forfeited	(105)	$14.83
Vested	(811)	$18.76
Nonvested at December 31, 2018	1,893	$15.27
Granted	1,899	$5.09
Forfeited	(4)	$14.83
Vested	(777)	$14.62
Nonvested at December 31, 2019	3,011	$9.02

Share-based compensation expense was $13.6 million, $11.4 million and $18.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Approximately $14.2 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted–average period of 1.5 years from December 31, 2019. The estimated fair value at vesting of share-based awards that vested during the years ended December 31, 2019, 2018 and 2017 was $5.9 million, $11.8 million, and $10.5 million respectively.

In January 2020, the Company granted 0.7 million restricted share awards with a service condition to employees and non-employee directors.
17.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The Retirement Plan’s funded status and amounts recognized in the Company’s consolidated financial statements for the Retirement Plan as of and for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Change in benefit obligation:
Projected benefit obligation—beginning of year	$20,324	$21,622
Interest cost	828	749
Benefits paid	(789)	(984)
Actuarial loss (gain)	1,654	(1,063)
Projected benefit obligation—end of year	$22,017	$20,324
Change in plan assets:
Fair value of plan assets—beginning of year	$16,895	$18,829
Actual gain (loss) on plan assets	3,577	(1,168)
Employer contributions	—	218
Benefits paid	(789)	(984)
Fair value of plan assets—end of year	$19,683	$16,895
Funded status	$(2,334)	$(3,429)
Amounts recognized in the consolidated balance sheet—liability	$2,334	$3,429
Amounts recognized in accumulated other comprehensive loss—net actuarial loss	$(4,367)	$(5,428)

The accumulated benefit obligation for the Retirement Plan was $22.0 million and $20.3 million at December 31, 2019 and 2018, respectively.

The components of net periodic benefit and other amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017, are as follows (in thousands):

	2019	2018	2017
Net periodic benefit:
Interest cost	$828	$749	$818
Expected return on plan assets	(1,006)	(1,146)	(1,024)
Amortization of net actuarial loss	143	90	113
Net periodic benefit	(35)	(307)	(93)
Adjustment to accumulated other comprehensive loss:
Net actuarial (gain) loss	(917)	1,252	(611)
Amortization of net actuarial loss	(143)	(90)	(113)
Total adjustment to accumulated other comprehensive loss	(1,060)	1,162	(724)
Total recognized in net periodic benefit and accumulated other comprehensive loss	$(1,095)	$855	$(817)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2019 and 2018 were as follows:

	2019	2018
Discount rate	3.15%	4.20%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used to determine net periodic expense for the years ended December 31, 2019, 2018 and 2017, were as follows:

	2019	2018	2017
Discount rate	4.20%	3.55%	4.10%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	6.17%	6.23%	6.33%

To develop the long-term rate of return on assets assumption, the Company considered the current level of expected return on risk-free investments (primarily U.S. government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class.
Plan Assets—The Company’s investment policy and strategy for the Retirement Plan is to ensure the appropriate level of diversification and risk. The asset allocation targets were approximately 55% in equity investments (Standard & Poor’s Large Cap Index Funds, Small Cap Equity, Mid Cap Equity, and International Equity) and approximately 45% in fixed-income investments (U.S. bond funds and domestic fixed income). In accordance with the policy, the Retirement Plan assets are monitored and the investments may be rebalanced quarterly. The Retirement Plan’s assets consist of pooled or collective investment funds that have more than one investor. The Retirement Plan estimates the fair value of its interest in such funds at a net asset value (“NAV”) per unit reported by the trustee. The NAV per unit is the result of accumulated values of the underlying investments held by the fund, which are valued daily. NAV is utilized by the Company as a practical expedient as of the consolidated balance sheet date. No adjustments were made to the NAV of the funds. The Retirement Plan’s assets may be redeemed at the NAV per unit with no restrictions.

The Retirement Plan’s assets at fair value as of December 31, 2019 and 2018, are as follows (in thousands):

Asset Category	2019	2018
Pooled and/or collective funds:
Equity funds:
Large cap	$7,259	$5,777
Mid cap	1,400	1,101
Small cap	1,963	1,579
International	1,960	1,654
Fixed-income funds—U.S. bonds and short term	7,101	6,784
Total	$19,683	$16,895

The Company’s funding policy is to contribute amounts sufficient to meet minimum requirements but not more than the maximum tax-deductible amount. The Company expects to contribute $0.6 million to the Retirement Plan in 2020 and expects future benefit payments to be paid as follows (in thousands):

2020	$2,181
2021	1,011
2022	1,641
2023	1,474
2024	2,684
2025-2029	8,765
$17,756

Employee Savings Plan—The Company has an employee savings plan under Section 401(k) of the Internal Revenue Code, which is available to all eligible associates. Certain associate contributions may be supplemented by the Company. The Company’s contributions were $0.7 million, $0.6 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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
The (expense) benefit for income taxes for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	2019	2018	2017
Deferred income tax (expense) benefit:
Federal	$(3,750)	$5,066	$(28,643)
State	(1,732)	2,340	(6,501)
Total deferred income tax (expense) benefit	(5,482)	7,406	(35,144)
Decrease (increase) in valuation allowance	3,062	(16,585)	35,146
Expiration of unused loss carryforwards	(25)	(4)	(2)
(Expense) benefit for income taxes	$(2,445)	$(9,183)	$—

Limitations on the utilization of net operating losses included in the Tax Act caused the Holding Company to increase its valuation allowance giving rise to a $2.4 million and $9.2 million federal tax provision, respectively and no state income tax provision for the years ended December 31, 2019 and 2018. Due to the Holding Company generating federal and state tax losses, the Holding Company had no current federal or state income tax provision for the year ended December 31, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences are as follows (in thousands):

	2019	2018
Deferred tax assets
Net operating loss carryforward	$115,636	$102,026
Tax receivable agreement	48,309	47,435
Other	1,258	1,382
Valuation allowance	(20,107)	(23,207)
Total deferred tax assets	145,096	127,636
Deferred tax liabilities-investments in subsidiaries	(156,724)	(136,819)
Deferred tax liability, net	$(11,628)	$(9,183)

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

During the year ended December 31, 2017, the valuation allowance decreased by $29.8 million and $5.3 million as a result of operating income and a decrease in deferred taxes attributable to federal tax rate reductions enacted as part of the Tax Act, respectively. Also during 2017, the valuation allowance increased by $27.3 million as a result of deferred taxes established through adjustments to contributed capital principally associated with increases in the payable pursuant to the tax receivable agreement. The net decrease in the valuation allowance for the year ended December 31, 2017 was $7.8 million. During the year ended December 31, 2018, the valuation allowance increased by $16.6 million as a result of operating losses. Also during 2018, the valuation allowance decreased by $1.3 million as a result of deferred taxes established through adjustments to contributed capital principally associated with increases in the payable pursuant to the tax receivable agreement. The net increase in the valuation allowance for the year ended December 31, 2018 was $15.3 million. During the year ended December 31, 2019, the valuation allowance decreased by $3.1 million mainly due to operating income in the current year.
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
We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. As of December 31, 2017, we had completed the majority of our accounting for the tax effects of the Tax Act. As a result of the rate change, the Company was required to revalue its deferred tax asset at December 31, 2017 and recorded a provisional adjustment to reduce its value by $5.3 million, which is included in the tax provision for 2017. Due to the Company’s valuation allowance, the $5.3 million was offset with a valuation allowance. As of December 31, 2018, we completed our accounting for all of the enactment-date income tax effects of the Tax Act. As part of our final analysis of the Tax Act, we recognized an adjustment of $9.2 million to the provisional amounts recorded at December 31, 2017 and included this adjustment as a component of income tax expense from continuing operations for the year ended December 31, 2018. The change related to adjustments to the Company’s valuation allowance as a result of the limitation for post-2017 net operating losses to offset only 80% of tax income. The change to the net operating loss utilization limitation requires additional valuation allowance to account for the limitation.

At December 31, 2019, the Holding Company had federal tax effected net operating loss (“NOL”) carryforwards totaling $88.6 million, and state tax effected NOL carryforwards, net of federal income tax benefit, totaling $27.0 million. Federal NOLs incurred prior to 2018 and California NOLs may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. Federal NOLs incurred in 2018 and forward do not expire.
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

With regard to the TRA (see Note 11), the Holding Company has established a liability for the payments considered probable and estimable that would be required under the TRA based upon, among other things, the book value of its assets. This liability is not currently recognized for tax purposes and will give rise to tax deductions as payments are made. Accordingly, a deferred tax asset has been reflected for the net effect of this temporary difference.

A reconciliation of the statutory rate and the effective tax rate for 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Statutory rate	21.00%	21.00%	35.00%
State income taxes-net of federal income tax benefit	6.98	6.98	5.75
Statutory federal tax rate change	—	—	21.30
Noncontrolling interests	(14.98)	(15.83)	82.58
Executive compensation limitation and other permanent items	8.34	0.06	0.67
Valuation allowance related to the Tax Act	—	(15.63)	—
Deferred tax asset valuation allowance	(11.54)	(12.20)	(145.31)
Expiration of unused loss carryforwards	0.09	(0.01)	0.01
Effective rate	9.89%	(15.63)%	—%
At December 31, 2019 and 2018, the Holding Company did not have any gross unrecognized tax benefits, and did not require an accrual for interest or penalties.
For the year ended December 31, 2019, the Company recorded income tax expense of $2.4 million on a pre-tax income of $24.7 million. For the year ended December 31, 2018, the Company recorded tax expense of $9.2 million on a pre-tax loss of $58.8 million. For the year ended December 31, 2017, the Company recorded no benefit for income taxes (after application of a $35.1 million decrease in the Company’s valuation allowance). The effective tax rates for the years ended December 31, 2019, 2018 and 2017, differ from the 21% and 35% federal statutory and applicable state statutory tax rates primarily due to the Company’s valuation allowance on its book losses and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture and from the change in the statutory federal tax rate in 2017.
The Holding Company files income tax returns in the U.S. federal jurisdiction and in the state of California. As a result of tax net operating losses incurred by the Holding Company for the years ended December 31, 2009 through December 31, 2017, the Holding Company is subject to U.S. federal, state, and local examinations by tax authorities for the years beginning 2009 through 2018. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.
19.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS AND DISCLOSURES
At each reporting period, the Company evaluates the fair value of its financial instruments. Other than notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both December 31, 2019 and 2018.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At December 31, 2019, the estimated fair value of notes payable, net was $631.1 million compared to a carrying value of $616.0 million. At December 31, 2018, the estimated fair value of notes payable, net was $550.1 million compared to a carrying value of $557.0 million. During the years ended December 31, 2019, 2018 and 2017, the Company had no assets that were measured at fair value on a nonrecurring basis.
Contingent consideration is carried at fair value and is remeasured on a recurring basis. At December 31, 2018, the fair value of the contingent consideration was $64.9 million (level 3) and the contingent consideration was derecognized in the first quarter of 2019 (see Note 9).

20.    EARNINGS PER SHARE
The Company uses the two-class method in its computation of earnings per share. Pursuant to the terms of the Five Point Holdings, LLC Agreement, the Class A common shares and the Class B common shares are entitled to receive distributions at different rates, with each Class B common share receiving 0.03% of the distributions paid on each Class A common share. Under the two-class method, the Company’s net income available to common shareholders is allocated between the two classes of common shares on a fully-distributed basis and reflects residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, the Company determined that both classes of common shares share in the Company’s losses, and they share in the losses using the same mechanism as the distributions. The Company also has restricted share awards and performance restricted share awards (see Note 16) that have a right to non-forfeitable dividends while unvested and are contemplated as participating when the Company is in a net income position. These awards participate in distributions on a basis equivalent to other Class A common shares but do not participate in losses.
For the years ended December 31, 2019, 2018 and 2017, the Company operated in a net income, net loss, and net income position, respectively. No distributions were declared for either periods, as such, net incomes and losses attributable to the parent were allocated to the Class A common shares and Class B common shares at an amount per Class B common share equal to 0.03% multiplied by the amount per Class A common share. Basic income or loss per Class A common share is determined by dividing net income or loss allocated to Class A Common shareholders by the weighted average number of Class A common shares outstanding for the period. Basic income or loss per Class B common share is determined by dividing net income or loss allocated to the Class B common shares by the weighted average number of Class B common shares outstanding during the period.
Diluted income or loss per share calculations for both Class A common shares and Class B common shares contemplate adjustments to the numerator and the denominator under the if-converted method for the convertible Class B common shares, the exchangeable Class A units of the San Francisco Venture and the exchangeable Class A Common Units of the Operating Company. The Company uses the treasury stock method or the two-class method when evaluating dilution for RSUs, restricted shares, and performance restricted shares. The more dilutive of the two methods is included in the calculation for diluted income or loss per share.

The following table summarizes the basic and diluted earnings per share calculations for the years ended December 31, 2019, 2018 and 2017 (in thousands, except shares and per share amounts):

	2019	2018	2017
Numerator:
Net income (loss) attributable to the Company	$9,033	$(34,714)	$73,235
Adjustments to net income (loss) attributable to the Company	50	221	(750)
Net income (loss) attributable to common shareholders	$9,083	$(34,493)	$72,485
Numerator—basic common shares:
Net income (loss) attributable to common shareholders	$9,083	$(34,493)	$72,485
Less: net income allocated to participating securities	$(390)	$—	$(506)
Allocation of net income (loss) among common shareholders	$8,693	$(34,493)	$71,979
Numerator for basic net income (loss) available to Class A Common Shareholders	$8,690	$(34,480)	$71,947
Numerator for basic net income (loss) available to Class B Common Shareholders	$3	$(13)	$32
Numerator—diluted common shares:
Net income (loss) attributable to common shareholders	$9,083	$(34,493)	$72,485
Reallocation of income (loss) to Company upon assumed exchange of common units	$9,501	$—	$(48,289)
Less: net income allocated to participating securities	$(372)	$—	$(69)
Allocation of net income (loss) among common shareholders	$18,212	$(34,493)	$24,127
Numerator for diluted net income (loss) available to Class A Common Shareholders	$18,209	$(34,480)	$24,123
Numerator for diluted net income (loss) available to Class B Common Shareholders	$3	$(13)	$4
Denominator:
Basic weighted average Class A common shares outstanding	66,261,968	65,002,387	54,006,954
Diluted weighted average Class A common shares outstanding	145,491,898	65,002,387	133,007,828
Basic and diluted weighted average Class B common shares outstanding	79,221,176	79,859,730	78,821,553
Basic earnings (loss) per share:
Class A common shares	$0.13	$(0.53)	$1.33
Class B common shares	$0.00	$(0.00)	$0.00
Diluted earnings (loss) per share:
Class A common shares	$0.13	$(0.53)	$0.18
Class B common shares	$0.00	$(0.00)	$0.00

Anti-dilutive potential RSUs	—	72,579	—
Anti-dilutive potential Performance RSUs	388,155	—	—
Anti-dilutive potential Restricted Shares (weighted average)	—	1,817,020	—
Anti-dilutive potential Class A common shares (weighted average)	—	79,883,687	—

In January 2020, the Company granted 0.7 million restricted shares to employees and non-employee directors (see Note 16).

21.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.7 million and $3.4 million at December 31, 2019 and 2018, net of tax benefits of $0.8 million and $0.9 million, respectively. At December 31, 2019 and 2018, the Company held a full valuation allowance related to the accumulated tax benefits, respectively. Accumulated other comprehensive loss of $1.6 million and $2.1 million is included in noncontrolling interests at December 31, 2019 and 2018, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $89,000, $55,000 and $64,000, net of taxes, and are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively.
22.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2019 Quarterly Periods
	(in thousands, except per share amounts)
	First (1)	Second	Third	Fourth

Revenues	$13,073	$12,387	$12,014	$146,906
Income (loss) before income tax	53,999	(22,628)	(22,955)	16,297
Net income (loss) attributable to the Company	23,808	(10,512)	(10,663)	6,400
Net income (loss) attributable to the Company per Class A Share (Basic and diluted)	0.35	(0.16)	(0.16)	0.09
Net income (loss) attributable to the Company per Class B Share (Basic and diluted)	0.00	(0.00)	(0.00)	0.00

	2018 Quarterly Periods
	(in thousands, except per share amounts)
	First	Second	Third	Fourth

Revenues	$14,967	$13,090	$12,988	$7,945
Loss before income tax	(14,297)	(11,303)	(21,939)	(11,223)
Net loss attributable to the Company	(5,232)	(5,160)	(10,019)	(14,303)
Net loss attributable to the Company per Class A Share (Basic)	(0.08)	(0.08)	(0.15)	(0.22)
Net loss attributable to the Company per Class A Share (Diluted)	(0.10)	(0.08)	(0.15)	(0.22)
Net loss attributable to the Company per Class B Share (Basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)

(1) Included in the quarterly financial results for the first quarter of 2019 is gain on settlement of contingent consideration—related party of $64.9 million related to the termination of the Retail Project and the San Francisco Venture being released from certain development obligations (see Note 9).

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Five Point Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 13, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, CA
March 13, 2020

ITEM 9B.     Other Information

Not Applicable.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2019 (the “Proxy Statement”). The information in the Proxy Statement relevant to this item is incorporated herein by reference.

Item 11.     Executive Compensation

The information in the Proxy Statement relevant to this item is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

The information in the Proxy Statement relevant to this item is incorporated herein by reference, except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	544,505	—	5,004,496

(1)    In June 2019, our Board adopted and our shareholders approved the Five Point Holdings, LLC Amended and Restated 2016 Incentive Award Plan.
(2)    Reflects vested restricted share units that have not yet settled.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information in the Proxy Statement relevant to this item is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

The information in the Proxy Statement relevant to this item is incorporated herein by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report.
1. The following financial statements are contained in Item 8.

Financial Statements		Page in this Report
Report of Independent Registered Public Accounting Firm		64
Consolidated Balance Sheets as of December 31, 2019 and 2018		65
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017		66
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017		67
Consolidated Statements of Capital for the years ended December 31, 2019, 2018 and 2017		68
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017		69
Notes to the Consolidated Financial Statements		70

2. The following financial statement schedule is included in this Report:

Financial Statement Schedule		Page in this Report
Schedule III—Real Estate and Accumulated Depreciation		123

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

4.1	Description of Shares **

10.1
Limited Partnership Agreement of Five Point Operating Company, LP, dated as of October 1, 2017 (Exhibit 10.1 to the Current Report on Form 8-K filed on October 2, 2017 is incorporated herein by this reference)

10.2
Fourth Amended and Restated Limited Liability Company Agreement of Heritage Fields LLC, dated as of April 21, 2017, by and among Five Point Heritage Fields, LLC, Heritage Fields Capital Co-Investor Member LLC, MSD Heritage Fields, LLC, LenFive, LLC, LNR HF II, LLC, and FPC-HF Venture I, LLC (Exhibit 10.17 to Amendment No. 1 to Registrant’s Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.3
Second Amended and Restated Operating Agreement of The Shipyard Communities, LLC (Exhibit 10.2 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.4
First Amendment to the Second Amended and Restated Limited Liability Company Agreement of The Shipyard Communities, LLC (Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated herein by this reference)

10.5
Limited Liability Company Agreement of Five Point Office Venture Holdings I, LLC, dated as of August 4, 2017 (Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

10.6
Registration Rights Agreement, dated as of May 2, 2016, by and among the Registrant and the persons named therein (Exhibit 10.3 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.7
Amended and Restated Voting and Standstill Agreement, dated as of May 2, 2016, by and among the Registrant, Five Point Holdings, Inc., and the persons named on Exhibit A thereto (Exhibit 10.19 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.8
Amended and Restated Securities Purchase Agreement, dated as of April 3, 2017, by and among the Registrant, Five Point Operating Company, LLC, LenFive, LLC and Lennar Homes of California, Inc. (Exhibit 10.20 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.9
Tax Receivable Agreement, dated as of May 2, 2016, by and among the Registrant and the other parties named therein (Exhibit 10.5 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.10*	Amended and Restated 2016 Incentive Award Plan (Appendix A to the Company’s Proxy Statement filed April 26, 2019 is incorporated herein by this reference)

10.11*
Five Point Holdings, LLC Senior Management Severance and Change in Control Plan (Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated herein by this reference)

10.12
Form of Indemnification Agreement by and between the Registrant and each of its Directors and Executive Officers (Exhibit 10.7 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.13
Second Amended and Restated Contribution and Sale Agreement, dated as of July 2, 2015, and amended and restated as of May 2, 2016, by and among the Registrant, Five Point Holdings, Inc., Newhall Intermediary Holding Company, LLC, Newhall Land Development, LLC, The Shipyard Communities, LLC, Heritage Fields LLC, Five Point Communities Management, Inc., Five Point Communities, LP and the other parties named therein (Exhibit 10.4 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.14
Transition Services Agreement, dated as of May 2, 2016, by and between the Registrant and Lennar (Exhibit 10.8 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.15
Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated June 3, 2010, by and between the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.9 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.16
First Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated December 19, 2012, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.10 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.17
Second Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated December 1, 2014, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.11 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.18
Third Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated as of August 10, 2018, by and between CP Development Co., LLC and the Successor Agency to the Redevelopment Agency of the City and County of San Francisco (Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2018 is incorporated herein by this reference).

10.19
Interim Lease, dated as of December 3, 2004, by and between the Redevelopment Agency of the City and County of San Francisco and Lennar/BVHP, LLC (Exhibit 10.12 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.20
First Amendment to the Interim Lease, dated as of October 16, 2008, by and between Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.13 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.21
Second Amendment to the Interim Lease, dated as of May 31, 2011, by and between Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.14 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.22
Third Amendment to the Interim Lease, dated as of November 8, 2013, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.15 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.23
Fourth Amendment to the Interim Lease, dated as of September 1, 2015, by and among the Successor Agency to the Redevelopment Agency of the City and County of San Francisco, HPS Development Co., LP and CP Development Co., LP (Exhibit 10.16 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.24
Fifth Amendment to the Interim Lease, effective as of March 1, 2017, by and among The Successor Agency to the Redevelopment Agency of the City and County of San Francisco, HPS Development Co., LP and CP Development Co., LLC (Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 15, 2017 is incorporated herein by this reference)

10.25
Entitlement Transfer Agreement, dated as of December 6, 2016, by and between CPHP Development Co., LLC and The Shipyard Communities, LLC (Exhibit 10.28 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.26
Second Amended and Restated Development and Management Agreement, dated as of April 21, 2017, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LLC and Five Point Communities, LP (Exhibit 10.32 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.27
Termination of Development Management Agreement (Candlestick Point Mixed-Use Project) (Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated herein by this reference)

10.28
Indenture, dated as of November 22, 2017, among Five Point Operating Company, LP, Five Point Capital Corp., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2017 is incorporated herein by this reference).

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

10.31
Credit Agreement, dated as of April 18, 2017, by and among Five Point Operating Company, LLC, ZB, N.A. dba California Bank & Trust and the lenders party thereto (Exhibit 10.31 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.32
First Amendment to Credit Agreement, dated as of November 8, 2017, by and among Five Point Operating Company, LP, ZB, N.A., dba California Bank & Trust, Comerica Bank, N.A., JPMorgan Chase Bank, N.A., and Citibank, N.A. (Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is incorporated herein by this reference)

10.33
Second Amendment to Credit Agreement, dated as of May 10, 2019, by and among Five Point Operating Company, LP, Zions Bancorporation, N.A. (fka ZB, N.A.) dba California Bank  & Trust, Comerica Bank, N.A., JPMorgan Chase Bank, N.A., and Citibank, N.A. (Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2019 is incorporated herein by this reference)

10.34
Guaranty Agreement, executed as of August 10, 2017, by Five Point Holdings, LLC for the benefit of SPT CA Funding 2, LLC (Exhibit 10.2 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

10.35
Mezzanine Guaranty Agreement, executed as of August 10, 2017, by Five Point Holdings, LLC for the benefit of SPT CA Funding 2, LLC (Exhibit 10.3 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

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

FIVE POINT HOLDINGS, LLC

By:	/s/ Emile Haddad
Emile Haddad
President and Chief Executive Officer
Date:	March 13, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Emile Haddad	/s/ Emile Haddad
Chairman of the Board, President, and Chief Executive Officer	Date:	March 13, 2020

Principal Financial and Accounting Officer:

Erik Higgins	/s/ Erik Higgins
Chief Financial Officer and Vice President	Date:	March 13, 2020

Directors:

Richard Beckwitt	/s/ Richard Beckwitt		Gary Hunt	/s/ Gary Hunt
	Date:	March 13, 2020		Date:	March 13, 2020

Kathleen Brown	/s/ Kathleen Brown		Jonathan M. Jaffe	/s/ Jonathan M. Jaffe
	Date:	March 13, 2020		Date:	March 13, 2020

William Browning	/s/ William Browning		Stuart Miller	/s/ Stuart Miller
	Date:	March 13, 2020		Date:	March 13, 2020

Evan Carruthers	/s/ Evan Carruthers		Michael Rossi	/s/ Michael Rossi
	Date:	March 13, 2020		Date:	March 13, 2020

Jonathan Foster	/s/ Jonathan Foster		Michael Winer	/s/ Michael Winer
	Date:	March 13, 2020		Date:	March 13, 2020

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2019

($ in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (a)		Gross Amounts at Which Carried at Close of Period (b)
Description	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total		Accumulated Depreciation		Date of Construction	Date Acquired / Completed	Depreciation Life
Valencia (formerly Newhall Ranch)- Land under development	Los Angeles County, CA	$—	$111,172	$—	$589,367	$—	$700,539	$—	$700,539		$—			2009	N/A
Candlestick and The San Francisco Shipyard- Land under development	San Francisco, CA	—	1,038,154	—	148,020	—	1,186,174	—	1,186,174		—			2016	N/A
Agriculture- Operating property	Los Angeles County, CA Ventura County, CA	—	40,634	1,114	(13,477)	1,745	27,157	2,859	30,016	(c)	1,758			2009	(d)
Other Properties	Various	—	3,048	—	—	—	3,048	—	3,048		—			2009	N/A

Total		$—	$1,193,008	$1,114	$723,910	$1,745	$1,916,918	$2,859	$1,919,777	(e)	$1,758	(e)

(a)	Costs capitalized subsequent to acquisitions are net of land sales for real estate development properties and net of disposals, transfers and impairment write-downs for operating properties.

(b)
The aggregate cost of land and improvements for federal income tax purposes is approximately $2.4 billion (unaudited). This basis does not reflect the Company’s deferred tax assets and liabilities as these amounts are computed based upon the Company’s outside basis in their partnership interest.

(c)	Included in properties and equipment, net in the consolidated balance sheet.

(d)	See Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.

(e)	Reconciliation of “Real Estate and Accumulated Depreciation”:

Reconciliation of Real Estate
	2019	2018	2017
	(In thousands)
Balance at beginning of year	$1,726,059	$1,461,197	$1,395,698
Improvements and additions (1)	290,813	283,836	153,565
Cost of real estate sold (2)	(96,897)	(9,586)	(80,466)
Reimbursements and disposals (3)	(198)	(9,388)	(7,600)
Balance at end of year	$1,919,777	$1,726,059	$1,461,197
(1) Improvements and additions include noncash project accruals and capitalized interest.
(2) Includes inventory relief associated with adoption of the new revenue recognition standard in 2018.
(3) Includes disposal of TPC Golf Course in 2018.

Reconciliation of Accumulated Depreciation
	2019	2018	2017
	(In thousands)
Balance at beginning of year	$1,587	$3,407	$2,943
Additions	176	187	464
Disposals	(5)	(2,007)	—
Balance at end of year	$1,758	$1,587	$3,407