Form 10-Q
period 2020-03-31
Five Point Holdings, LLC
filed 2020-05-11
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2020, 69,056,591 Class A common shares and 79,233,544 Class B common shares were outstanding.

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
We caution you that any forward-looking statements presented in this report are based on our current views and information currently available to us. Forward-looking statements are subject to risks, trends, uncertainties and factors that are beyond our control. We believe these risks and uncertainties include, but are not limited to, the following:
•uncertainties and risks related to public health issues such as a major epidemic or pandemic, including the recent outbreak of COVID-19;
•risks associated with the real estate industry;
•downturns in economic conditions or demographic changes at the national, regional or local levels, particularly in the areas where our properties are located;
•uncertainty and risks related to zoning and land use laws and regulations, including environmental planning and protection laws;
•risks associated with development and construction projects;
•adverse developments in the economic, political, competitive or regulatory climate of California;
•loss of key personnel;
•uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•fluctuations in interest rates;
•the availability of cash for distribution and debt service and exposure to risk of default under debt obligations;
•exposure to liability relating to environmental and health and safety matters;
•exposure to litigation or other claims;
•insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;
•intense competition in the real estate market and our ability to sell properties at desirable prices;
•fluctuations in real estate values;
•changes in property taxes;
•risks associated with our trademarks, trade names and service marks;
•conflicts of interest with our directors;
•general volatility of the capital and credit markets and the price of our Class A common shares; and
•risks associated with public or private financing or the unavailability thereof.
Please see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a more detailed discussion of these and other risks.
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
INVENTORIES	$1,958,901	$1,889,761
INVESTMENT IN UNCONSOLIDATED ENTITIES	501,909	533,239
PROPERTIES AND EQUIPMENT, NET	33,071	32,312
INTANGIBLE ASSET, NET—RELATED PARTY	77,990	80,350
CASH AND CASH EQUIVALENTS	247,754	346,833
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,742	1,741
RELATED PARTY ASSETS	95,148	97,561
OTHER ASSETS	20,908	22,903
TOTAL	$2,937,423	$3,004,700

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$616,430	$616,046
Accounts payable and other liabilities	161,665	167,711
Related party liabilities	126,958	127,882
Deferred income tax liability, net	11,628	11,628
Payable pursuant to tax receivable agreement	173,248	172,633
Total liabilities	1,089,929	1,095,900

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2020—69,061,898 shares; 2019—68,788,257 shares
Class B common shares; No par value; Issued and outstanding: 2020—79,233,544 shares; 2019—79,233,544 shares
Contributed capital	569,772	571,532
Retained earnings	17,843	42,844
Accumulated other comprehensive loss	(2,671)	(2,682)
Total members’ capital	584,944	611,694
Noncontrolling interests	1,237,550	1,272,106
Total capital	1,822,494	1,883,800
TOTAL	$2,937,423	$3,004,700

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Land sales	$6	$55
Land sales—related party	10	230
Management services—related party	8,244	11,063
Operating properties	960	1,725
Total revenues	9,220	13,073
COSTS AND EXPENSES:
Land sales	—	—
Management services	6,051	7,616
Operating properties	1,945	1,901
Selling, general, and administrative	24,626	25,773
Total costs and expenses	32,622	35,290
OTHER INCOME:
Interest income	1,006	2,454
Gain on settlement of contingent consideration—related party	—	64,870
Miscellaneous	88	10
Total other income	1,094	67,334
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(30,911)	8,882
(LOSS) INCOME BEFORE INCOME TAX (PROVISION) BENEFIT	(53,219)	53,999
INCOME TAX (PROVISION) BENEFIT	—	(1,266)
NET (LOSS) INCOME	(53,219)	52,733
LESS NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(28,413)	28,925
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(24,806)	$23,808

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$(0.36)	$0.35
Diluted	$(0.37)	$0.35
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	66,649,866	66,210,916
Diluted	68,792,585	145,296,469
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$(0.00)	$0.00
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic	79,233,544	79,061,835
Diluted	79,233,544	79,275,234
See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
NET (LOSS) INCOME	$(53,219)	$52,733
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net (loss) income	24	35
Other comprehensive income before taxes	24	35
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	—	—
OTHER COMPREHENSIVE INCOME—Net of tax	24	35
COMPREHENSIVE (LOSS) INCOME	(53,195)	52,768
LESS COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(28,404)	28,938
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(24,791)	$23,830

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2019	68,788,257	79,233,544	$571,532	$42,844	$(2,682)	$611,694	$1,272,106	$1,883,800
Adoption of new accounting standards at unconsolidated entities	—	—	—	(195)	—	(195)	(224)	(419)
Net loss	—	—	—	(24,806)	—	(24,806)	(28,413)	(53,219)
Share-based compensation expense	—	—	3,012	—	—	3,012	—	3,012
Reacquisition of share-based compensation awards for tax-withholding purposes	(436,675)	—	(5,521)	—	—	(5,521)	—	(5,521)
Settlement of restricted share units for Class A common shares	335,078	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	375,238	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	15	15	9	24
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(4,568)	(4,568)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(615)	—	—	(615)	—	(615)
Adjustment of noncontrolling interest in the Operating Company	—	—	1,364	—	(4)	1,360	(1,360)	—
BALANCE - March 31, 2020	69,061,898	79,233,544	$569,772	$17,843	$(2,671)	$584,944	$1,237,550	$1,822,494

BALANCE - December 31, 2018	66,810,980	78,838,736	$556,521	$33,811	$(3,306)	$587,026	$1,261,491	$1,848,517
Net income	—	—	—	23,808	—	23,808	28,925	52,733
Share-based compensation expense	—	—	3,316	—	—	3,316	—	3,316
Reacquisition of share-based compensation awards for tax-withholding purposes	(296,392)	—	(4,099)	—	—	(4,099)	—	(4,099)
Settlement of restricted share units for Class A common shares	337,799	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,894,168	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	22	22	13	35
Contribution from noncontrolling interest and related sale of Class B common shares	—	436,498	3	—	—	3	5,544	5,547
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(1,696)	—	—	(1,696)	—	(1,696)
Adjustment of noncontrolling interest in the Operating Company	—	—	8,140	—	(36)	8,104	(8,104)	—
BALANCE - March 31, 2019	68,746,555	79,275,234	$562,185	$57,619	$(3,320)	$616,484	$1,287,869	$1,904,353

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(53,219)	$52,733
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in loss (earnings) from unconsolidated entities	30,911	(8,882)
Deferred income taxes	—	1,266
Depreciation and amortization	3,711	5,578
Gain on settlement of contingent consideration—related party	—	(64,870)
Share-based compensation	3,012	3,316
Changes in operating assets and liabilities:
Inventories	(68,672)	(47,863)
Related party assets	167	(3,588)
Other assets	1,411	1,394
Accounts payable and other liabilities	(6,403)	(19,417)
Related party liabilities	(344)	(3,319)
Net cash used in operating activities	(89,426)	(83,652)
CASH FLOWS FROM INVESTING ACTIVITIES:
Distribution from indirect Legacy Interest in Great Park Venture—related party	1,721	—
Distribution from Gateway Commercial Venture	—	1,463
Purchase of properties and equipment	(704)	(1,196)
Net cash provided by investing activities	1,017	267
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party reimbursement obligation	(580)	—
Principal payment on Macerich note	—	(65,130)
Reacquisition of share-based compensation awards for tax-withholding purposes	(5,521)	(4,099)
Proceeds of Class B common share offering	—	3
Tax distribution to noncontrolling interest	(4,568)	—
Contribution from noncontrolling interest	—	5,544
Proceeds from issuance of redeemable noncontrolling interest	—	25,000
Net cash used in financing activities	(10,669)	(38,682)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(99,078)	(122,067)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	348,574	497,097
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$249,496	$375,030

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
The diagram below presents a simplified depiction of the Company’s current organizational structure as of March 31, 2020:
(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of March 31, 2020, the Company owned approximately 62.5% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Assuming the exchange of all outstanding Class A Common Units of the Operating Company and all outstanding Class A units of The Shipyard Communities, LLC, a Delaware limited liability company (the “San Francisco Venture”) (see (2) below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on April 30, 2020 ($5.64), the equity market capitalization of the Company was approximately $836.5 million.

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
(4) Interests in Heritage Fields LLC, a Delaware limited liability company (the “Great Park Venture”), are either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests are entitled to receive priority distributions in an amount up to $565.0 million, of which $431.3 million had been distributed as of April 30, 2020. The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in its consolidated financial statements.
(5) The Company owns a 75% interest in Five Point Office Venture Holdings I, LLC, a Delaware limited liability company (the “Gateway Commercial Venture”). The Gateway Commercial Venture owns approximately 73 acres of commercial land in the Great Park Neighborhoods, on which four buildings have been newly constructed with an aggregate of approximately one million square feet of research and development and office space (the “Five Point Gateway Campus”). The Company manages the Gateway Commercial Venture, however, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by the Company and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. The Company does not include the Gateway Commercial Venture as a consolidated subsidiary, but rather as an equity method investee, in its consolidated financial statements.

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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year.

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
The efforts that have been implemented at the national, state and local levels to combat and mitigate a rapid spread of a global coronavirus (COVID-19) pandemic have severely impacted daily activities and the economies of California and the United States. At this time, the Company is limiting development activities at the Company’s communities. While the Company is closely monitoring government guidelines and developments in the response to the COVID-19 outbreak, the extent to which COVID-19 impacts the Company’s results will depend on future developments, including the extent and duration of precautionary measures to slow the outbreak and impacts on employment and other economic conditions affecting the Company’s business. Due to the uncertainties associated with COVID-19, the Company’s estimates of the impacts to its future results of operations, financial condition or cash flows may materially change.
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Net periodic pension benefit	$88	$10
Total miscellaneous other income	$88	$10

Recently adopted accounting pronouncements—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”) which amends the guidance on the impairment of financial instruments, including most debt instruments, trade receivables, contract assets, and loans. ASU No. 2016-13 adds to U.S. GAAP an impairment model known as the current expected credit loss model, or CECL, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses for instruments measured at amortized cost, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company and its unconsolidated entities adopted ASU No. 2016-13 on January 1, 2020 using a modified retrospective approach with no material impact on the Company’s consolidated financial statements.
Under the new guidance, the Company performs a credit loss assessment for new financial assets obtained on a pooling basis by financial asset type (i.e. contract assets, trade receivables, investments, etc.) and estimates an allowance of expected credit loss. Factors considered in the estimation of expected credit loss include, but are not limited to, historical loss experience, third-party default rates on similar financial assets, credit-rating agency ratings and qualitative macroeconomic conditions. The Company continually monitors its credit loss exposure by evaluating changes in economic conditions or significant events and how that may impact current credit loss estimates. At March 31, 2020, there was no material allowance for credit loss.

3. REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 14) (in thousands):

	Three Months Ended March 31, 2020
	Valencia	San Francisco	Great Park	Commercial	Total
Land sales	$16	$—	$—	$—	$16
Management services	—	795	7,352	97	8,244
Operating properties	493	180	—	—	673
	509	975	7,352	97	8,933
Operating properties leasing revenues	287	—	—	—	287
	$796	$975	$7,352	$97	$9,220

	Three Months Ended March 31, 2019
	Valencia	San Francisco	Great Park	Commercial	Total
Land sales	$64	$221	$—	$—	$285
Management services	—	698	10,396	(31)	11,063
Operating properties	1,253	174	—	—	1,427
	1,317	1,093	10,396	(31)	12,775
Operating properties leasing revenues	298	—	—	—	298
	$1,615	$1,093	$10,396	$(31)	$13,073

The opening and closing balances of the Company’s contract assets for the three months ended March 31, 2020 were $73.0 million ($68.1 million related party, see Note 8) and $75.7 million ($70.5 million related party, see Note 8), respectively. The opening and closing balances of the Company’s contract assets for the three months ended March 31, 2019 were $50.6 million ($49.8 million related party) and $57.3 million ($55.5 million related party), respectively. The increase of $2.7 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively, between the opening and closing balances of the Company’s contract assets primarily result from a timing difference between the Company’s recognition of revenue earned for the performance of management services and no contractual payments due from the customer during the period.
The opening and closing balances of the Company’s receivables from contracts with customers and contract liabilities for the three months ended March 31, 2020 and 2019 were insignificant.
The Company, through the Management Company, has a development management agreement, as amended and restated (“A&R DMA”), with the Great Park Venture. The A&R DMA has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew upon mutual agreement for three additional years and then two additional years. Consideration in the form of contingent incentive compensation from the A&R DMA is recognized as revenue and a contract asset as services are provided over the expected contract term, with contractual payments payable in connection with, and as a percentage of, distributions made to the members of the Great Park Venture. As of March 31, 2020, the aggregate amount of the estimated transaction price allocated to the Company’s partially unsatisfied performance obligations associated with the A&R DMA was $24.0 million. Subject to changes in the estimated transaction price and constraints on the transaction price, the Company will recognize this revenue ratably as services are provided over the remaining expected contract term.

4. INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of interests—“Percentage Interests” and “Legacy Interests.” Legacy Interest holders are entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions. The Operating Company owns 37.5% of the Great Park Venture’s Percentage Interests as of March 31, 2020. The Great Park Venture has made distributions to the holders of Legacy Interests in the aggregate amount of $431.3 million  as of March 31, 2020.
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
At each reporting period, and when events and circumstances dictate, the Company evaluates its equity method investment in the Great Park Venture for impairment. This evaluation focuses on the recoverability of the carrying value based upon the discounted value of distributions the Company expects to receive from the Great Park Venture. This evaluation is performed at the investment level and is separate and apart from impairment evaluations on long-lived assets, such as the Company’s consolidated inventory balances, that focus on recoverability with undiscounted cash flows. The Company evaluates the investment as a whole and does not evaluate the underlying assets of the Great Park Venture for impairment. If the Great Park Venture records an impairment charge against its assets, the Company will recognize its share of the loss, adjusted for basis differences. During the three months ended March 31, 2020 and 2019, the Great Park Venture did not recognize any impairment losses on its long-lived assets.
At March 31, 2020, the Company determined that an other-than-temporary impairment existed for the Company’s investment in the Great Park Venture as the estimated fair value of the investment was less than the carrying value. This was the result of a delay in the projected distributions from Great Park Venture to the Company. In determining that the impairment was other-than-temporary, the Company concluded that it was uncertain if a near term recovery of value that was lost as a result of delays to expected land sales from the impacts of the COVID-19 pandemic would occur. As a result, the Company recognized a $26.9 million impairment charge included in equity in loss from unconsolidated entities on the condensed consolidated statement of operations during the three months ended March 31, 2020.
Below are the most significant unobservable inputs used in the Company’s discounted cash flow model to determine the estimated fair value (level 3) of the Company’s investment in the Great Park Venture at March 31, 2020:

Unobservable inputs	Range
Annual home price appreciation	0% - 7%
Annual horizontal development cost appreciation	0% - 3%
Average annual absorption of homesites (market rate homesites)	900
2020 home price range	$640,000 - $1,300,000
Unlevered discount rate	9%
The cost of the Company’s investment in the Great Park Venture, adjusted for impairments, is higher than the Company’s underlying equity in the carrying value of net assets of the Great Park Venture (basis difference). The Company’s earnings from the equity method investment are adjusted by amortization and accretion of the basis differences as the assets (mainly inventory) and liabilities that gave rise to the basis difference are sold, settled or amortized.

During the three months ended March 31, 2020 and 2019, the Great Park Venture recognized $0.7 million and $127.7 million, respectively, in land sale revenues to a related party of the Company. The following table summarizes the statements of operations of the Great Park Venture for the three months ended March 31, 2020 and 2019 and reconciles the Company’s share to the amount recognized as equity in (loss) earnings (in thousands):

	Three Months Ended March 31,
	2020	2019
Land sale revenues	$22,176	$159,163
Cost of land sales	(15,304)	(107,819)
Other costs and expenses	(11,190)	(14,233)
Net (loss) income of Great Park Venture	$(4,318)	$37,111
The Company’s share of net (loss) income	$(1,619)	$13,917
Basis difference amortization	(1,890)	(4,473)
Other-than-temporary investment impairment	(26,851)	—
Equity in (loss) earnings from Great Park Venture	$(30,360)	$9,444

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Inventories	$890,152	$870,861
Cash and cash equivalents	185,540	293,002
Receivable and other assets	30,327	32,395
Total assets	$1,106,019	$1,196,258
Accounts payable and other liabilities	$151,435	$159,965
Distribution payable to Legacy Interests	—	76,272
Redeemable Legacy Interests	133,695	133,695
Capital (Percentage Interest)	820,889	826,326
Total liabilities and capital	$1,106,019	$1,196,258
The Company’s share of capital in Great Park Venture	$307,834	$309,872
Unamortized basis difference	93,222	121,963
The Company’s investment in the Great Park Venture	$401,056	$431,835

Gateway Commercial Venture
The Company owns a 75% interest in the Gateway Commercial Venture as of March 31, 2020. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture. However, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
The Gateway Commercial Venture owns the Five Point Gateway Campus located in Irvine, California and acquired the Five Point Gateway Campus through debt and capital funding. The debt obtained by the Gateway Commercial Venture is non-recourse to the Company other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.

The Company and a related party of the Company separately lease office space at the Five Point Gateway Campus, and during the three months ended March 31, 2020 and 2019, the Gateway Commercial Venture recognized $2.1 million and $2.0 million, respectively, in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Rental revenues	$8,476	$8,380
Rental operating and other expenses	(1,719)	(1,593)
Depreciation and amortization	(3,781)	(3,206)
Interest expense	(3,711)	(4,331)
Net loss of Gateway Commercial Venture	$(735)	$(750)
Equity in loss from Gateway Commercial Venture	$(551)	$(562)
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Real estate and related intangible assets, net	$449,237	$451,988
Other assets	24,276	21,410
Total assets	$473,513	$473,398
Notes payable, net	$302,784	$302,344
Other liabilities	36,258	35,848
Members’ capital	134,471	135,206
Total liabilities and capital	$473,513	$473,398
The Company’s investment in the Gateway Commercial Venture	$100,853	$101,404

5. NONCONTROLLING INTERESTS
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company. At March 31, 2020, the Holding Company and its wholly owned subsidiary owned approximately 62.5% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.5% of the outstanding Class A Common Units of the Operating Company.
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
The terms of the Operating Company's Limited Partnership Agreement (“LPA”) provide for the payment of certain tax distributions to the Operating Company's partners and management partner in an amount equal to the estimated income tax liabilities resulting from taxable income or gain allocated to those parties. The tax distribution provisions in the LPA were included in the Operating Company's governing documents adopted prior to our initial public offering and were designed to provide funds necessary to pay tax liabilities for income that might be allocated, but not paid, to the partners and the management partner. The management partner is an entity controlled by the Company’s Chairman and Chief Executive Officer, Emile Haddad. Consequently, in accordance with the terms of the LPA, a tax distribution payment of $4.6 million was paid to the management partner in January 2020 as a result of taxable income allocated to it in 2018 and estimated to be allocated to it in 2019. The tax distribution made is treated as an advance distribution under the LPA and will be taken into account when determining the amounts otherwise distributable to the management partner under the LPA.

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
Concurrent with the termination of the project that was to construct a retail outlet shopping mall in early 2019 (see Note 8), the San Francisco Venture issued 436,498 Class A units (and the Holding Company issued 436,498 of its Class B common shares) to, and received a contribution of $5.5 million from, the holders of Class A units of the San Francisco Venture.
In 2019, the San Francisco Venture issued 25.0 million new Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos communities facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference in an aggregate amount equal to 50% of the cumulative amount of reimbursements received, less the aggregate amount previously paid to redeem Class C units. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At March 31, 2020, $25.0 million of Class C units are outstanding and included in redeemable noncontrolling interest on the condensed consolidated balance sheet.
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
During the three months ended March 31, 2020 and 2019, the Holding Company increased its ownership interest in the Operating Company as a result of equity transactions related to the Company’s share-based compensation plan.
6. CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the payable pursuant to a tax receivable agreement (“TRA”), which was $173.2 million and $172.6 million at March 31, 2020 and December 31, 2019, respectively. The Operating Company has investments in, and consolidates the assets and liabilities of, the San Francisco Venture, FP LP and FPL, all of which have also been determined to be VIEs.
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
As of March 31, 2020, the San Francisco Venture had total combined assets of $1,205.8 million, primarily comprised of $1,195.6 million of inventories, $2.2 million in related party assets and $1.3 million in cash and total combined liabilities of $115.3 million including $101.8 million in related party liabilities.
As of December 31, 2019, the San Francisco Venture had total combined assets of $1,197.1 million, primarily comprised of $1,186.2 million of inventories, $2.2 million in related party assets and $1.3 million in cash and total combined liabilities of $119.2 million including $102.4 million in related party liabilities.
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
As of March 31, 2020, FP LP and FPL had combined assets of $954.6 million, primarily comprised of $763.3 million of inventories, $78.0 million of intangibles, $70.4 million in related party assets and $0.1 million in cash, and total combined liabilities of $129.2 million, including $120.1 million in accounts payable and other liabilities and $9.1 million in related party liabilities.
As of December 31, 2019, FP LP and FPL had combined assets of $900.0 million, primarily comprised of $703.6 million of inventories, $80.4 million of intangibles, $72.3 million in related party assets and $0.5 million in cash, and total combined liabilities of $126.8 million, including $117.6 million in accounts payable and other liabilities and $9.2 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the three months ended March 31, 2020 and 2019, respectively, there were no VIEs that were deconsolidated.
7. INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(51,715)	(49,355)
Net book value	$77,990	$80,350

Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $2.4 million and $4.3 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations.

8.  RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Related Party Assets:
Contract assets (see Note 3)	$70,462	$68,133
Operating lease right-of-use asset (see Note 11)	22,522	23,047
Other	2,164	6,381
	$95,148	$97,561
Related Party Liabilities:
Reimbursement obligation	$101,823	$102,403
Payable to holders of Management Company’s Class B interests	9,000	9,000
Operating lease liability (see Note 11)	16,024	16,282
Other	111	197
	$126,958	$127,882
Contingent Consideration to Class A Members of the San Francisco Venture
In early 2019, the Company and the members of a joint venture formed between affiliates of The Macerich Company, Lennar and Castlelake, that intended to construct a retail outlet shopping district at Candlestick decided not to proceed with the project. As part of the termination of the project, the San Francisco Venture was released from its obligation to convey parcels of property on which the project was intended to be developed and from certain development obligations. As a result of terminating the project and agreements related thereto, the San Francisco Venture recognized a gain of $64.9 million for the three months ended March 31, 2019, representing the settlement of the contingent consideration pertaining to the development obligations and relief from the conveyance of these parcels.
Indirect Legacy Interest in Great Park Venture
The Company holds an indirect interest in rights to certain Legacy Interests in the Great Park Venture through an equity method investment. In January 2020, the Company received a $1.7 million Legacy Interest distribution from the Great Park Venture. At March 31, 2020 and December 31, 2019, the carrying value of the indirect interest was $0.1 million and $1.8 million, respectively and is included in other related party assets in the table above.
9. NOTES PAYABLE, NET
At March 31, 2020 and December 31, 2019, notes payable consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
7.875% Senior Notes due 2025	$625,000	$625,000
Unamortized debt issuance costs and discount	(8,570)	(8,954)
	$616,430	$616,046
As of March 31, 2020, no funds have been drawn on the Operating Company’s $125.0 million revolving credit facility. However, letters of credit of $0.3 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.7 million.

10. TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A Units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At March 31, 2020 and December 31, 2019, the Company’s condensed consolidated balance sheets include a liability of $173.2 million and $172.6 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. The Company may record adjustments to TRA liabilities if and when TRA Parties exchange Class A Common Units of the Operating Company for the Company’s Class A common shares or other equity transactions that impact the Holding Company’s ownership in the Operating Company. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent adjustments to the amount of TRA liabilities recognized.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the three months ended March 31, 2020 and 2019.
11. LEASES

The Company’s lessee arrangements consist of agreements to lease certain office facilities and equipment and the Company leases portions of its land to third parties for agriculture or other miscellaneous uses. The Company’s significant agriculture lease agreements are short-term in nature. As of March 31, 2020, all leasing arrangements are classified as operating leases.
The Company’s office leases have remaining lease terms of approximately four years to nine years and include one or more extension options to renew, some of which include options to extend the leases for up to ten years. The Company only includes renewal options in the lease term when it is reasonably certain that it will exercise such options.
The components of lease costs were as follows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$554	$661
Related party operating lease cost	789	784
Short-term lease cost	126	132

Supplemental balance sheet information related to leases as of March 31, 2020 and December 31, 2019 were as follows (in thousands, except lease term in years and discount rate):

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets ($22,522 and $23,047 related party, respectively)	$31,520	$32,579
Operating lease liabilities ($16,024 and $16,282 related party, respectively)	$26,433	$27,206
Weighted average remaining lease term (operating lease)	6.8	7.1
Weighted average discount rate (operating lease)	5.9%	5.9%
Operating lease right-of-use assets are included in other assets or related party assets and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the condensed consolidated balance sheet.

The table below reconciles the undiscounted cash flows to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2020 (in thousands):

Years Ending December 31,	Rental Payments
2020 (excluding the three months ended March 31, 2020)	$3,468
2021	5,263
2022	5,420
2023	5,583
2024	2,495
2025	2,474
Thereafter	8,096
Total lease payments	$32,799

Discount	$6,366
Total operating lease liabilities	$26,433

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
Valencia Project Approval Settlement
In September 2017, the Company reached a settlement with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Valencia’s regulatory approvals and permits. As of March 31, 2020, the Company has a liability balance of $17.7 million associated with certain obligations of the project approval settlement. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of March 31, 2020, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $23.9 million with the final payment due in 2026. The Company did not reach a settlement with two local environmental organizations that have pending challenges to certain Valencia project approvals. See “Legal Proceedings” below.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $228.1 million and $230.0 million as of March 31, 2020 and December 31, 2019, respectively.

Candlestick and The San Francisco Shipyard Disposition and Development Agreement
The San Francisco Venture is a party to a disposition and development agreement with the Successor to the Redevelopment Agency of the City and County of San Francisco (the “San Francisco Agency”) in which the San Francisco Agency has agreed to convey portions of Candlestick and The San Francisco Shipyard to the San Francisco Venture for development. The San Francisco Venture has agreed to reimburse the San Francisco Agency for reasonable costs and expenses actually incurred and paid by the San Francisco Agency in performing its obligations under the disposition and development agreement. The San Francisco Agency can also earn a return of certain profits generated from the development and sale of Candlestick and The San Francisco Shipyard if certain thresholds are met. As of March 31, 2020 the thresholds had not been met.
At each of March 31, 2020 and December 31, 2019, the Company had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.
Letters of Credit
At March 31, 2020 and December 31, 2019, the Company had outstanding letters of credit totaling $1.8 million and $2.4 million, respectively. These letters of credit were issued to secure various development and financial obligations. At each of March 31, 2020 and December 31, 2019, the Company had restricted cash and certificates of deposit of $1.4 million pledged as collateral under certain of the letters of credit agreements.
Legal Proceedings
Landmark Village/Mission Village
During the pendency of certain prior litigation involving the approval of the original environmental impact reports and related permits for the Landmark Village and Mission Village projects at Valencia, in July 2017, the Los Angeles County Board of Supervisors certified the final additional environmental analyses required as a result of a prior California Supreme Court decision regarding the original greenhouse gas analysis related to the projects and reapproved the Landmark Village and Mission Village projects and related permits. In August 2017, two petitioners, Santa Clarita Organization for Planning and the Environment and Friends of the Santa Clara River (collectively, “Non-Settling Petitioners”), who did not participate in a settlement of prior litigation involving the Company and certain other petitioners, filed a new petition for writ of mandate in the Los Angeles Superior Court. The petition challenged Los Angeles County’s July 2017 approvals of the Mission Village and Landmark Village environmental analyses and the two projects based on claims arising under the California Environmental Quality Act and the California Water Code. The Superior Court held a hearing on the merits of the petition in September 2018. In December 2018, the Superior Court issued its written decision denying the Non-Settling Petitioners’ petition for writ of mandate. Thereafter, in January 2019, the Superior Court entered judgment on the petition for writ of mandate in favor of Los Angeles County and the Company. In March 2019, the Non-Settling Petitioners filed an appeal of the Superior Court’s ruling. In April 2020, the Court of Appeal issued a ruling affirming the Superior Court’s judgment in favor of the Company and Los Angeles County.
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

As a significant land owner and developer of unimproved land it is possible that environmental contamination conditions could exist that would require the Company to take corrective action. In the opinion of the Company, such corrective actions, if any, would not have a material adverse effect on the Company’s condensed consolidated financial statements.
13. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$1,049	$12,141

NONCASH INVESTING AND FINANCING ACTIVITIES:
Recognition of TRA liability	$615	$1,696
Purchase of properties and equipment in accounts payable	$627	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	2020	2019
Cash and cash equivalents	$247,754	$373,292
Restricted cash and certificates of deposit	1,742	1,738
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$249,496	$375,030
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
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of March 31, 2020, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, and management services provided by the Company to the Great Park Venture.
• Commercial—includes Five Point Gateway Campus, an office and research and development campus within the Great Park Neighborhoods, consisting of four newly constructed buildings. Two of the four buildings are leased to one tenant under a 20-year triple net lease which commenced in August 2017. The Company and a subsidiary of Lennar have entered into separate 130-month full service gross leases to occupy a portion of the other two buildings. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture, the entity that owns the Five Point Gateway Campus. As of March 31, 2020, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture.
         Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)
	Three Months Ended March 31,
	2020	2019	2020	2019
Valencia	$796	$1,615	$(4,794)	$(4,084)
San Francisco	975	1,093	(3,092)	61,074
Great Park	29,528	169,559	(2,542)	40,268
Commercial	8,573	8,349	(638)	(781)
Total reportable segments	$39,872	180,616	(11,066)	96,477
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(22,176)	(159,163)	4,318	(37,111)
Gateway Commercial Venture (1)	(8,476)	(8,380)	735	750
Add equity in earnings (losses) from unconsolidated entities—
Great Park Venture	—	—	(30,360)	9,444
Gateway Commercial Venture	—	—	(551)	(562)
Corporate and unallocated (2)	—	—	(16,295)	(16,265)
Total consolidated balances	$9,220	$13,073	$(53,219)	$52,733

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s operating results that are included in the Great Park segment and Commercial segment operating results, respectively, but are not included in the Company’s consolidated results.
(2) Corporate and unallocated activity is primarily comprised of corporate general, and administrative expenses.

Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	March 31, 2020	December 31, 2019
Valencia	$806,855	$748,082
San Francisco	1,205,828	1,197,081
Great Park	1,265,509	1,356,417
Commercial	473,545	473,409
Total reportable segments	$3,751,737	3,774,989
Reconciling items:
Removal of unconsolidated balances of Great Park Venture (1)	(1,106,019)	(1,196,258)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(473,513)	(473,398)
Other eliminations (2)	(11,794)	(8,310)
Add investment balance in Great Park Venture	401,056	431,835
Add investment balance in Gateway Commercial Venture	100,853	101,404
Corporate and unallocated (3)	275,103	374,438
Total consolidated balances	$2,937,423	$3,004,700

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s balances that are included in the Great Park segment and Commercial segment balances, respectively, but are not included in the Company’s consolidated balances.
(2) Represents intersegment balances that eliminate in consolidation.
(3) Corporate and unallocated assets consist of cash and cash equivalents, receivables, right-of-use assets and prepaid expenses.
15.  SHARE-BASED COMPENSATION

The Company has an incentive award plan pursuant to which the Company has granted restricted share units (“RSUs”) and restricted share awards either fully vested, with service conditions or with service and market performance conditions based on the market price of the Company’s Class A common shares. Awards with a service condition generally vest over a three-year period or in the case of non-employee directors over one year. Awards with a service and market performance condition generally vest at the end of a three-year period. Restricted share awards entitle the holders to non-forfeitable distributions and to vote the underlying Class A common share during the restricted period. As of March 31, 2020, there were 4,678,600 remaining Class A common shares available for future issuance under the Incentive Award Plan.
The Company estimates the fair value of restricted share awards with a service condition based on the closing market price of the Company’s Class A common shares on the award’s grant date. The grant date fair value of awards with a market condition are determined using a Monte-Carlo approach.
In January 2020, the Company reacquired vested RSUs and restricted Class A common shares for $5.5 million for the purpose of settling tax withholding obligations of employees. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.

The following table summarizes share-based equity compensation activity for the three months ended March 31, 2020:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2020	3,011	$9.02
Granted	677	$8.09
Forfeited	(302)	$6.82
Vested	(1,056)	$12.70
Nonvested at March 31, 2020	2,330	$7.37

Share-based compensation expense was $3.0 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. Approximately $14.6 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted–average period of 1.8 years from March 31, 2020. The estimated fair value at vesting of share-based awards that vested during the three months ended March 31, 2020 was $8.5 million.
16. EMPLOYEE BENEFIT PLANS
The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. In 2004, the Retirement Plan was amended to cease future benefit accruals and the Retirement Plan was frozen. The Company’s funding policy is to contribute amounts sufficient to meet minimum requirements but not more than the maximum tax-deductible amount. The Company expects to contribute $0.6 million to the Retirement Plan in 2020 and did not make any contributions during the three months ended March 31, 2020.
The components of net periodic benefit for the three months ended March 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net periodic benefit:
Interest cost	$164	$208
Expected return on plan assets	(276)	(253)
Amortization of net actuarial loss	24	35
Net periodic benefit	$(88)	$(10)
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
In the three months ended March 31, 2020, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $53.2 million. In the three months ended March 31, 2019, the Company recorded a $1.3 million provision for income taxes (after application of a decrease in the Company’s valuation allowance) on pre-tax income of $54.0 million. The effective tax rates for the three months ended March 31, 2020 and 2019, differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the Company’s valuation allowance on its book losses and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture. The Company’s tax provision for the three months ended March 31, 2019 relates to adjustments to the Company’s valuation allowance resulting from the limitation on post-2017 net operating losses to offset only 80% of deferred tax liabilities which was treated as a discrete event.
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
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2015 through 2018 generally remain subject to examination by federal and state tax authorities. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods. The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act includes various income and payroll tax provisions that the Company is in the process of analyzing to determine the financial impact on its condensed consolidated financial statements. The Company is taking advantage of some of the payroll tax deferrals provided in the CARES Act. The Company does not believe that any other aspects of the CARES Act are material to the tax provision during the quarter.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments. Other than notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both March 31, 2020 and December 31, 2019. The fair value of the Company’s notes payable, net, are estimated based on quoted market prices (level 2). At March 31, 2020, the estimated fair value of notes payable, net was $533.8 million compared to a carrying value of $616.4 million. At December 31, 2019, the estimated fair value of notes payable, net was $631.1 million compared to a carrying value of $616.0 million. During the three months ended March 31, 2020 and 2019, the Company had no assets that were measured at fair value on a nonrecurring basis, other than the Company’s investment in the Great Park Venture (see Note 4).
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
No distributions were declared for the three months ended March 31, 2020 and 2019. The Company operated in a net loss and net income position for the three months ended March 31, 2020 and 2019, respectively. As a result, net (loss) income attributable to the parent was allocated to the Class A common shares and Class B common shares in an amount per Class B common share equal to 0.03% multiplied by the amount per Class A common share. Basic (loss) income per Class A common share is determined by dividing net (loss) income allocated to Class A Common shareholders by the weighted average number of Class A common shares outstanding for the period. Basic (loss) income per Class B common share is determined by dividing net (loss) income allocated to the Class B common shares by the weighted average number of Class B common shares outstanding during the period.
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

The following table summarizes the basic and diluted earnings per share calculations for the three months ended March 31, 2020 and 2019 (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net (loss) income attributable to the Company	$(24,806)	$23,808
Adjustments to net (loss) income attributable to the Company	487	107
Net (loss) income attributable to common shareholders	$(24,319)	$23,915
Numerator—basic common shares:
Net (loss) income attributable to common shareholders	$(24,319)	$23,915
Less: net income allocated to participating securities	$—	$986
Allocation of net income (loss) among common shareholders	$(24,319)	$22,929
Numerator for basic net (loss) income available to Class A common shareholders	$(24,311)	$22,921
Numerator for basic net (loss) income available to Class B common shareholders	$(8)	$8
Numerator—diluted common shares:
Net (loss) income attributable to common shareholders	$(24,319)	$23,915
Reallocation of (loss) income to Company upon assumed exchange of units	$(954)	$27,289
Less: net income allocated to participating securities	$—	$985
Allocation of net income (loss) among common shareholders	$(25,273)	$50,219
Numerator for diluted net (loss) income available to Class A common shareholders	$(25,265)	$50,211
Numerator for diluted net (loss) income available to Class B common shareholders	$(8)	$8
Denominator:
Basic weighted average Class A common shares outstanding	66,649,866	66,210,916
Diluted weighted average Class A common shares outstanding	68,792,585	145,296,469
Basic weighted average Class B common shares outstanding	79,233,544	79,061,835
Diluted weighted average Class B common shares outstanding	79,233,544	79,275,234
Basic (loss) income per share:
Class A common shares	$(0.36)	$0.35
Class B common shares	$(0.00)	$0.00
Diluted (loss) income per share:
Class A common shares	$(0.37)	$0.35
Class B common shares	$(0.00)	$0.00

Anti-dilutive potential RSUs	—	36,289
Anti-dilutive potential Performance RSUs	338,813	388,155
Anti-dilutive potential Restricted Shares (weighted average)	1,876,808	—
Anti-dilutive potential Performance Restricted Shares (weighted average)	749,201	—
Anti-dilutive potential Class A common shares (weighted average)	76,120,179	—
Anti-dilutive potential Class B common shares (weighted average)	—	—

20. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.7 million at both March 31, 2020 and December 31, 2019, net of tax benefits of $0.8 million and $0.8 million, respectively. At both March 31, 2020 and December 31, 2019, the Company held a full valuation allowance related to the accumulated tax benefits. Accumulated other comprehensive loss of $1.6 million and $1.6 million is included in noncontrolling interests at March 31, 2020 and December 31, 2019, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $15,000 and $22,000, net of taxes, for the three months ended March 31, 2020 and 2019, respectively, and are included in other miscellaneous income in the accompanying condensed consolidated statements of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. “Us,” “we,” and “our” refer to Five Point Holdings, LLC, together with its consolidated subsidiaries. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented by Part II, Item 1A in this quarterly report. Actual results could differ materially from those set forth in any forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of March 31, 2020, approximately 62.5% of the operating company. The operating company directly or indirectly owns equity interests in:
•Five Point Land, LLC (“FPL”), which owns The Newhall Land & Farming Company, a California limited partnership, the entity that is developing Valencia (formerly known as Newhall Ranch), our community in northern Los Angeles County, California;
•The Shipyard Communities, LLC (the “San Francisco Venture”), which is developing Candlestick and The San Francisco Shipyard, our communities in the City of San Francisco, California;
•Heritage Fields LLC (the “Great Park Venture”), which is developing Great Park Neighborhoods, our community in Orange County, California;
•Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which have historically managed the development of Great Park Neighborhoods and Valencia; and
•Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), which owns the Five Point Gateway Campus, our commercial office campus located within the Great Park Neighborhoods.
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

Operational Highlights
In response to the coronavirus (COVID-19) pandemic, we have taken immediate steps to protect the health and well-being of our associates and to preserve the financial strength of the Company. Beginning on March 16, 2020, all of our associates started working remotely with access to necessary systems and resources to ensure business continuity. Our executive team has been focused on analyzing the impact of projected revenues being pushed back by either three, six or nine months and then assessing which variable expenditures should be deferred, accordingly. We immediately implemented the first three-month delay and have limited development activities at our communities to only those activities essential to supporting active homebuilding by builders. As we monitor developments related to COVID-19, along with sales rates in our communities, mortgage lending metrics and unemployment rates, we will decide whether there is a need to further implement a six- or nine-month delay. Although California and other states across the nation are planning for how stay-at-home orders and other social interaction restrictions will be eased, the timing, extent and possibility of reversing such actions is unknown.
At the end of March 2020, the Great Park Venture closed the second take down of a two-take purchase and sale agreement. The first take down closed in 2019. The gross proceeds in the first quarter of 2020 were $20.3 million representing the base purchase price for land entitled for 35 homesites. Another 38 homesites remain under contract with a builder, and we currently anticipate the sale will close in the second half of 2020. In April 2020, our information centers and builder sales operations shifted to a mostly virtual process. At Valencia, it is too early to know if the effects of COVID-19 related factors will impact the timeline of the grand opening of our first neighborhoods in Mission Village and the first builder home sales to home buyers. We have paused most of our development activities at Valencia, except to support active homebuilding by builders. In San Francisco, our focus has not significantly shifted as we work to refine the design of Candlestick and seek the right partner to bring that community out of the ground.

Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
The following table summarizes our consolidated historical results of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$6	$55
Land sales—related party	10	230
Management services—related party	8,244	11,063
Operating properties	960	1,725
Total revenues	9,220	13,073
Costs and expenses
Land sales	—	—
Management services	6,051	7,616
Operating properties	1,945	1,901
Selling, general, and administrative	24,626	25,773
Total costs and expenses	32,622	35,290
Other income
Interest income	1,006	2,454
Gain on settlement of contingent consideration—related party	—	64,870
Miscellaneous	88	10
Total other income	1,094	67,334
Equity in (loss) earnings from unconsolidated entities	(30,911)	8,882
(Loss) income before income tax (provision) benefit	(53,219)	53,999
Income tax (provision) benefit	—	(1,266)
Net (loss) income	(53,219)	52,733
Less net (loss) income attributable to noncontrolling interests	(28,413)	28,925
Net (loss) income attributable to the company	$(24,806)	$23,808

Three Months Ended March 31, 2020 and 2019
Revenues. Revenues decreased by $3.9 million, or 29.5%, to $9.2 million for the three months ended March 31, 2020, from $13.1 million for the three months ended March 31, 2019. We had no land sales during the three months ended March 31, 2020 and March 31, 2019, with most of our revenues being recognized from related party management services at our Great Park segment.
Cost of management services. Cost of management services decreased by $1.6 million, or 20.5%, to $6.1 million for the three months ended March 31, 2020, from $7.6 million for the three months ended March 31, 2019. The decrease was primarily due to intangible asset amortization expense at our Great Park segment.

Selling, general, and administrative. Selling, general, and administrative expenses decreased by $1.1 million, or 4.5%, to $24.6 million for the three months ended March 31, 2020, from $25.8 million for the three months ended March 31, 2019. The decrease was mainly attributable to a decrease in employee related expenses at our San Francisco segment.
Equity in (loss) earnings from unconsolidated entities. Equity in loss from unconsolidated entities decreased to $30.9 million for the three months ended March 31, 2020, from earnings of $8.9 million for the three months ended March 31, 2019. The decrease was primarily due to variability in land sale activity at our Great Park segment during the three months ended March 31, 2020 compared to the same period in 2019 in addition to the recognition of an other-than-temporary impairment of $26.9 million attributed to our investment in the Great Park Venture. The impairment was primarily a result of expected delays in both the timing of land sales to builders and distributions to us causing a decline in the fair value of our investment in the Great Park Venture. In determining that the impairment was other-than-temporary, we concluded that it was uncertain if a near term recovery of value that was lost as a result of delays to expected land sales from the impacts of the COVID-19 pandemic would occur. See Note 4 to our condensed consolidated financial statements included under Part I, Item 1 of this report.
Income taxes. Pre-tax losses of $53.2 million for the three months ended March 31, 2020 resulted in no tax provision or benefit (after application of an increase in the Company’s valuation allowance of $6.3 million). We assessed the realization of the net deferred tax asset and the need for a valuation allowance and determined that at March 31, 2020, it is more likely than not that the net deferred tax asset is not realizable and results in a net deferred tax liability after application of the valuation allowance. Pre-tax income for the three months ended March 31, 2019 of $54.0 million resulted in a tax provision of $1.3 million. The tax provision was the result of an $8.6 million increase to our deferred tax liability offset by a decrease in our deferred tax asset valuation allowance of $7.3 million. Our effective tax rate, before changes in valuation allowance, increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a slight decrease in the ownership percentage of our noncontrolling interests.
Segment Results and Financial Information
Our four reportable operating segments are Valencia (formerly Newhall), San Francisco, Great Park and Commercial:
•Our Valencia segment includes operating results for the Valencia community and agricultural operations in Los Angeles and Ventura Counties, California.
•Our San Francisco segment includes operating results for the Candlestick and The San Francisco Shipyard communities, as well as results attributable to the development management services that we provided to affiliates of Lennar Corporation (“Lennar”) in the San Francisco Bay Area. The management agreement with respect to the Concord community was terminated in early 2020.
•Our Great Park segment includes operating results for the Great Park Neighborhoods community and development management services provided by the management company for the Great Park Venture.
•Our Commercial segment includes the operating results of the Five Point Gateway Campus and property management services provided by the management company for the Gateway Commercial Venture.
Valencia Segment (formerly Newhall)
Our Valencia property (formerly known as Newhall Ranch) consists of approximately 15,000 acres in northern Los Angeles County and is designed to include approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. Valencia is the continuation of our master-planned community where already today approximately 20,000 households reside and approximately 60,000 people work. In 2019, we entered into purchase and sale agreements to sell 781 homesites in the first development area at the community, known as Mission Village. We closed on 711 of the homesites in 2019 and the balance of homesites is anticipated to close in the first half of 2020. Mission Village is approved for up to 4,055 homesites and approximately 1.6 million square feet of commercial development.
The following table summarizes the results of operations of our Valencia segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$6	$55
Land sales—related party	10	9
Operating properties	780	1,551
Total revenues	796	1,615
Costs and expenses
Operating properties	1,945	1,901
Selling, general, and administrative	3,733	3,809
Total costs and expenses	5,678	5,710
Other income	88	11
Segment loss	$(4,794)	$(4,084)
Three Months Ended March 31, 2020 and 2019
Operating properties. Revenues from operating properties decreased by $0.8 million, or 49.7%, to $0.8 million for the three months ended March 31, 2020, from $1.6 million for the three months ended March 31, 2019. The decrease was mainly attributable to lower market prices and sales for certain citrus crops.
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

On May 2, 2016, the San Francisco Venture transferred to a joint venture (“CPHP”) between an affiliate of Lennar and an affiliate of Castlelake L.P. (“Castlelake”) certain assets and liabilities of the San Francisco Venture, including property within The San Francisco Shipyard known as the Phase 1 Land (the “Separation Transaction”). CPHP is responsible for current and future residential construction on the Phase 1 Land. We are not entitled to any of the proceeds from future sales of homes on the Phase 1 Land. CPHP was also transferred the ownership interest in a joint venture (the “Mall Venture”) formed with affiliates of The Macerich Company (“Macerich”) that intended to construct an urban retail outlet shopping district (the “Retail Project”) at Candlestick. Following the Separation Transaction, we were obligated to complete certain development activities and convey the parcels of property to the Mall Venture upon which the Retail Project was to be developed. In early 2019, following discussions with the members of the Mall Venture, we and the members of the Mall Venture decided not to proceed with the Retail Project. As part of the termination of the Retail Project, we were released from our obligation to convey parcels of property on which the Retail Project was intended to be developed by the Mall Venture. We were also released from certain development obligations. As a result of the termination of the Retail Project, we recognized a gain of $64.9 million, representing the settlement of the contingent consideration pertaining to the development obligations and relief from the conveyance of these parcels. Additionally, we repaid Macerich a $65.1 million obligation related to a promissory note in the same amount, plus $11.1 million of accrued interest associated with the promissory note. The San Francisco Venture also issued an aggregate of 436,498 of its Class A Units (while we concurrently issued 436,498 of our Class B common shares) to affiliates of Lennar and Castlelake and concurrently received a contribution of $5.5 million from affiliates of Lennar and Castlelake.
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
The following table summarizes the results of operations of our San Francisco segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$—	$221
Operating property	180	174
Management services—related party	795	698
Total revenues	975	1,093
Costs and expenses
Management services	475	377
Selling, general, and administrative	3,592	4,512
Total costs and expenses	4,067	4,889
Other income—gain on settlement of contingent consideration, related party	—	64,870
Segment (loss) income	$(3,092)	$61,074

Three Months Ended March 31, 2020 and 2019
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $0.9 million, or 20.4%, to $3.6 million for the three months ended March 31, 2020, from $4.5 million for the three months ended March 31, 2019. The decrease was mainly attributable to a decrease in employee related expenses.

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
Great Park Neighborhoods consists of approximately 2,100 acres in Orange County and is being built around the approximately 1,300 acre Orange County Great Park, a metropolitan public park that is under construction. Great Park Neighborhoods is designed to include approximately 10,500 homesites and approximately 4.9 million square feet of commercial space.
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

The following table summarizes the results of operations of our Great Park segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$21,475	$31,466
Land sales—related party	701	127,697
Management services—related party	7,352	10,396
Total revenues	29,528	169,559
Costs and expenses
Land sales	15,304	107,819
Management services	5,576	7,239
Selling, general, and administrative	11,948	6,575
Management fees—related party	153	8,217
Total costs and expenses	32,981	129,850
Interest income	911	559
Segment (loss) income	$(2,542)	$40,268
Three Months Ended March 31, 2020 and 2019
Revenues. Revenues decreased by $140.0 million to $29.5 million for the three months ended March 31, 2020, from $169.6 million for the three months ended March 31, 2019. The decrease was primarily attributable to the recognition of revenue from the sale of land entitled for an aggregate of 35 homesites on approximately four acres during the three months ended March 31, 2020 compared to the recognition of revenue from the sale of land entitled for an aggregate of 369 homesites on approximately 29.5 acres during the same period in 2019. Initial gross proceeds from the 2020 sale were $20.3 million, representing the base purchase price from the final take down of homesites under a phased purchase and sale agreement. The first take down closed in the fourth quarter of 2019. We also recognized $0.5 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. Initial gross proceeds from the 2019 sale were $151.9 million representing the base purchase price. We also recognized $3.6 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. During the three months ended March 31, 2020 and March 31, 2019, revenues also included changes in estimates of variable consideration, including profit participation, from those amounts previously recorded by the Great Park Venture as well as revenues generated by the management company from development management services provided to the Great Park Venture.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $5.4 million, or 81.7%, to $11.9 million for the three months ended March 31, 2020, from $6.6 million for the three months ended March 31, 2019. The higher expense during the three months ended March 31, 2020 is primarily attributable to increased marketing and grand opening activities in connection with active neighborhoods at the Great Park Neighborhoods.

Management fees—related party. Management fees decreased by $8.1 million, or 98.1%, to $0.2 million for the three months ended March 31, 2020, from $8.2 million for the three months ended March 31, 2019. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid as a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. During the three months ended March 31, 2020, in connection with evaluating the impacts of COVID-19, the Great Park Venture reduced its estimate of the amount of incentive compensation probable of being paid, resulting in a reduction in total management fee expense recognized during the quarter.
The table below reconciles the Great Park segment results to the equity in (loss) earnings from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Segment net (loss) income from operations	$(2,542)	$40,268
Less net income of management company attributed to the Great Park segment	1,776	3,157
Net (loss) income of Great Park Venture	(4,318)	37,111
The Company’s share of net (loss) income of the Great Park Venture	(1,619)	13,917
Basis difference amortization	(1,890)	(4,473)
Other-than-temporary investment impairment	(26,851)	—
Equity in (loss) earnings from the Great Park Venture	$(30,360)	$9,444

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
The following table summarizes the results of operations of our Commercial segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Rental and related income	$6,415	$6,391
Rental and related income—related party	2,061	1,989
Property management services—related party	97	(31)
Total revenues	8,573	8,349
Costs and expenses
Rental operating expenses	1,636	1,564
Interest	3,711	4,331
Depreciation	2,743	2,177
Amortization	1,038	1,029
Other expenses	83	29
Total costs and expenses	9,211	9,130
Segment loss	$(638)	$(781)
Three Months Ended March 31, 2020 and 2019
Revenues. Revenues increased by $0.2 million, or 2.7%, to $8.6 million for the three months ended March 31, 2020, from $8.3 million for the three months ended March 31, 2019. Revenues are generated from tenant leases and property management services provided by the management company to the Gateway Commercial Venture.
The table below reconciles the Commercial segment results to the equity in loss from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Segment net loss from operations	$(638)	$(781)
Less net income (loss) of management company attributed to the Commercial segment	97	(31)
Net loss of Gateway Commercial Venture	(735)	(750)
Equity in loss from the Gateway Commercial Venture	$(551)	$(562)

Financial Condition, Liquidity and Capital Resources
As of March 31, 2020, we had $247.8 million of consolidated cash and cash equivalents compared to $346.8 million at December 31, 2019. As of March 31, 2020, no funds have been drawn on the operating company’s $125.0 million revolving credit facility. However, letters of credit of $0.3 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.7 million.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. The development stages of our master-planned communities continue to require significant cash outlays on both a short-term and long-term basis. While our current financial position is strong, the COVID-19 pandemic has had a significant impact on the US and California economies and our business and the extent and duration of the current environment is unknown. We expect delays in the timing of expected land sales at Valencia and the Great Park Neighborhoods and in response we have limited development activities and expenditures. We expect to meet our cash requirements for at least the next 12 months with available cash, proceeds from land sales in Valencia, distributions from our unconsolidated entities and collection of management fees under our various management agreements.
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
We continue to analyze the impact of timeline delays of three, six and nine months to our communities as a result of COVID-19. In each scenario, we currently expect to have sufficient capital to fund the horizontal development of our communities in accordance with our development plan for several years. However, the duration and lasting effects of COVID-19 are unknown, we may experience cost increases, our plans may change or circumstances may arise that result in our needing additional capital to execute our development plan. In addition, the level of capital expenditures in any given year may vary due to, among other things, the number of communities or neighborhoods under development and the number of planned deliveries, which may vary based on market conditions. We may seek to raise additional capital by accessing the debt or equity capital markets or with one or more revolving or term loan facilities or other public or private financing alternatives. These financings may not be available on attractive terms, or at all.
Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating activities	$(89,426)	$(83,652)
Investing activities	1,017	267
Financing activities	(10,669)	(38,682)

Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales, management services and operating property results. Cash outflows are comprised primarily of cash outlays for horizontal development costs, employee compensation and selling, general, and administrative costs. Our operating cash flows may vary significantly each year due to the timing of land sales and the development efforts related to our communities.
Net cash used in operating activities increased by $5.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and selling, general, and administrative costs. In addition, during the three months ended March 31, 2019, we settled the accrued interest on the Macerich promissory note of $11.1 million.
Cash Flows from Investing Activities. Net cash provided by investing activities was $1.0 million for the three months ended March 31, 2020 compared to $0.3 million net cash provided by investing activities for the three months ended March 31, 2019.
For the three months ended March 31, 2020, we received a distribution of $1.7 million from our indirect legacy interest in the Great Park Venture. During the three months ended March 31, 2019, we received a distribution of $1.5 million from the Gateway Commercial Venture. In both periods, the distributions were offset by our purchases of properties and equipment.
Cash Flows from Financing Activities. Net cash used in financing activities was $10.7 million for the three months ended March 31, 2020 compared to $38.7 million net cash used in financing activities for the three months ended March 31, 2019.
We used $5.5 million and $4.1 million during the three months ended March 31, 2020 and 2019, respectively, to net settle certain share-based compensation awards with employees for tax withholding purposes. For the three months ended March 31, 2020, we made a noncontrolling interest tax distribution of $4.6 million in the accordance with the Operating Company's Limited Partnership Agreement (“LPA”). The tax distribution is treated as an advance distribution under the LPA. During the three months ended March 31, 2019, we received cash proceeds of $25.0 million related to the issuance of San Francisco Venture Class C units to an affiliate of Lennar (see Note 5 to our condensed consolidated financial statements included under Part I, Item 1 of this report) and repaid the Macerich promissory note of $65.1 million.

Changes in Capital Structure
During the three months ended March 31, 2020, our ownership percentage in the operating company increased to 62.5%, primarily due to the operating company issuing us additional Class A units in connection with our issuance of Class A common shares under our share-based compensation plan. Additionally, we reacquired approximately 0.4 million restricted Class A common shares from employees for income tax withholding purposes that resulted in the operating company retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Class A units of the operating company:
Held by us	69,061,898	68,788,257
Held by noncontrolling interest members	41,363,271	41,363,271
	110,425,169	110,151,528
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	148,295,442	148,021,801

At March 31, 2020, we had 79,233,544 Class B common shares that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed at our election for our Class A common shares or cash.
Contractual Obligations and Commitments
Other than below, our contractual obligations have not changed materially from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
On April 1, 2020, we were obligated to make an $18.6 million payment under our related party reimbursement obligation. We entered into a new agreement, however, on April 1, 2020, pursuant to which the related party affiliate agreed to defer our reimbursement obligation with respect to $12.6 million of the total payment for a period of five years. The deferred $12.6 million reimbursement amount will accrue interest at a rate of 6% per year and can be prepaid by us at any time without any premium or penalty. We paid the $6.0 million non-deferred portion of the reimbursement obligation on April 1, 2020.
We are committed under various letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $1.8 million and $2.4 million at March 31, 2020 and December 31, 2019, respectively. At both March 31, 2020 and December 31, 2019, we had $1.4 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of March 31, 2020, we were using approximately $0.3 million in capacity under the revolving credit facility to support LOCs. In the ordinary course of business and as a part of the entitlement and development process, we are required to provide performance bonds to ensure completion of certain development obligations. We had outstanding performance bonds of $228.1 million as of March 31, 2020.

At March 31, 2020, we had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $197.8 million.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the three months ended March 31, 2020 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Recently Issued Accounting Pronouncements and Developments
See Note 2 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of March 31, 2020.
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
As of March 31, 2020, we had outstanding consolidated net indebtedness of $616.4 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2020.
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
ITEM 1A.  Risk Factors
In addition to the risk factors previously identified in our Annual Report on Form 10-K for the year ended December 31, 2019, we have added the following risk factor to expand our discussion of risks related to public heath issues and other events that may impact our business.
Our business has been disrupted by the present outbreak and worldwide spread of COVID-19 and could be materially and adversely affected by COVID-19 or by a similar epidemic or pandemic, or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.
The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In late 2019, a novel coronavirus (COVID-19) emerged in the Wuhan region of China and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions, requiring closure of non-essential businesses and recommending people remain at home in all of the markets we serve. In response to these steps, in mid-March, we temporarily shifted substantially all of our office functions to work remotely, placed restrictions on business travel for our employees and imposed mandatory quarantine periods for employees who traveled to areas impacted by the pandemic. Furthermore, although the State of California currently classifies construction as an essential business, we have temporarily limited development activities at our communities to only those activities essential to supporting active homebuilding by builders.
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence and consumer confidence. There is significant uncertainty regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will disrupt the U.S. economy. Our business could be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for homesites at our communities; impair our ability to generate revenues and cash flows and/or to access the capital or lending markets (or significantly increase the costs of doing so); increase the costs or decrease the availability of contractors and subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining; and/or result in our recognizing charges in future periods, which may be material, for asset impairments similar to the impairment of $26.9 million attributed to our investment in the Great Park Venture primarily as a result of expected delays in both the timing of land sales to builders and distributions to us causing a decline in the fair value of our investment in the Great Park Venture described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The extent to which COVID-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of COVID-19 and the impact on homebuilders and our trade partners and employees, all of which are highly uncertain and cannot be predicted. If COVID-19 has a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted. COVID-19 also may have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended March 31, 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2020 to January 31, 2020	436,675	$8.09	—	—
February 1, 2020 to February 29, 2020	—	—	—	—
March 1, 2020 to March 31, 2020	—	—	—	—
	436,675	$8.09	—	—

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

Date: May 8, 2020