Form 10-Q
period 2020-06-30
Five Point Holdings, LLC
filed 2020-08-10
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2020, 69,056,591 Class A common shares and 79,233,544 Class B common shares were outstanding.

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
Please see Part II, Item 1A, “Risk Factors” in this report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a more detailed discussion of these and other risks.
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
INVENTORIES	$1,978,879	$1,889,761
INVESTMENT IN UNCONSOLIDATED ENTITIES	469,564	533,239
PROPERTIES AND EQUIPMENT, NET	33,274	32,312
INTANGIBLE ASSET, NET—RELATED PARTY	75,629	80,350
CASH AND CASH EQUIVALENTS	215,085	346,833
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,742	1,741
RELATED PARTY ASSETS	97,373	97,561
OTHER ASSETS	36,757	22,903
TOTAL	$2,908,303	$3,004,700

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$616,814	$616,046
Accounts payable and other liabilities	122,262	167,711
Related party liabilities	119,759	127,882
Deferred income tax liability, net	11,628	11,628
Payable pursuant to tax receivable agreement	173,248	172,633
Total liabilities	1,043,711	1,095,900

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2020—69,056,591 shares; 2019—68,788,257 shares
Class B common shares; No par value; Issued and outstanding: 2020—79,233,544 shares; 2019—79,233,544 shares
Contributed capital	572,587	571,532
Retained earnings	24,475	42,844
Accumulated other comprehensive loss	(2,656)	(2,682)
Total members’ capital	594,406	611,694
Noncontrolling interests	1,245,186	1,272,106
Total capital	1,839,592	1,883,800
TOTAL	$2,908,303	$3,004,700

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Land sales	$17,028	$10	$17,034	$65
Land sales—related party	2	236	12	466
Management services—related party	6,314	11,168	14,558	22,231
Operating properties	963	973	1,923	2,698
Total revenues	24,307	12,387	33,527	25,460
COSTS AND EXPENSES:
Land sales	11,861	—	11,861	—
Management services	4,416	7,479	10,467	15,095
Operating properties	1,699	1,199	3,644	3,100
Selling, general, and administrative	16,312	25,993	40,938	51,766
Total costs and expenses	34,288	34,671	66,910	69,961
OTHER INCOME:
Interest income	226	2,316	1,232	4,770
Gain on settlement of contingent consideration—related party	—	—	—	64,870
Miscellaneous	88	9	176	19
Total other income	314	2,325	1,408	69,659
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	23,905	(2,669)	(7,006)	6,213
INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	14,238	(22,628)	(38,981)	31,371
INCOME TAX (PROVISION) BENEFIT	—	—	—	(1,266)
NET INCOME (LOSS)	14,238	(22,628)	(38,981)	30,105
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,606	(12,116)	(20,807)	16,809
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$6,632	$(10,512)	$(18,174)	$13,296

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$0.10	$(0.16)	$(0.27)	$0.19
Diluted	$0.10	$(0.16)	$(0.27)	$0.18
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	66,731,233	66,256,961	66,690,550	66,234,066
Diluted	142,851,412	66,256,961	68,854,356	145,403,189
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$0.00	$(0.00)	$(0.00)	$0.00
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic	79,233,544	79,275,234	79,233,544	79,169,124
Diluted	79,233,544	79,275,234	79,233,544	79,275,824
See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$14,238	$(22,628)	$(38,981)	$30,105
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net income (loss)	24	35	48	70
Other comprehensive income before taxes	24	35	48	70
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	—	—	—	—
OTHER COMPREHENSIVE INCOME—Net of tax	24	35	48	70
COMPREHENSIVE INCOME (LOSS)	14,262	(22,593)	(38,933)	30,175
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,615	(12,103)	(20,789)	16,835
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$6,647	$(10,490)	$(18,144)	$13,340

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - March 31, 2020	69,061,898	79,233,544	$569,772	$17,843	$(2,671)	$584,944	$1,237,550	$1,822,494
Net income	—	—	—	6,632	—	6,632	7,606	14,238
Share-based compensation expense	—	—	2,836	—	—	2,836	—	2,836
Issuance of share-based compensation awards, net of forfeitures	(5,307)	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	15	15	9	24
Adjustment of noncontrolling interest in the Operating Company	—	—	(21)	—	—	(21)	21	—
BALANCE - June 30, 2020	69,056,591	79,233,544	$572,587	$24,475	$(2,656)	$594,406	$1,245,186	$1,839,592

BALANCE - March 31, 2019	68,746,555	79,275,234	$562,185	$57,619	$(3,320)	$616,484	$1,287,869	$1,904,353
Net loss	—	—	—	(10,512)	—	(10,512)	(12,116)	(22,628)
Share-based compensation expense	—	—	3,442	—	—	3,442	—	3,442
Other comprehensive income—net of tax of $0	—	—	—	—	22	22	13	35
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(1,428)	—	—	(1,428)	—	(1,428)
BALANCE - June 30, 2019	68,746,555	79,275,234	$564,199	$47,107	$(3,298)	$608,008	$1,275,766	$1,883,774

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2019	68,788,257	79,233,544	$571,532	$42,844	$(2,682)	$611,694	$1,272,106	$1,883,800
Adoption of new accounting standards at unconsolidated entities	—	—	—	(195)	—	(195)	(224)	(419)
Net loss	—	—	—	(18,174)	—	(18,174)	(20,807)	(38,981)
Share-based compensation expense	—	—	5,848	—	—	5,848	—	5,848
Reacquisition of share-based compensation awards for tax-withholding purposes	(436,675)	—	(5,521)	—	—	(5,521)	—	(5,521)
Settlement of restricted share units for Class A common shares	335,078	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	369,931	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	30	30	18	48
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(4,568)	(4,568)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(615)	—	—	(615)	—	(615)
Adjustment of noncontrolling interest in the Operating Company	—	—	1,343	—	(4)	1,339	(1,339)	—
BALANCE - June 30, 2020	69,056,591	79,233,544	$572,587	$24,475	$(2,656)	$594,406	$1,245,186	$1,839,592

BALANCE - December 31, 2018	66,810,980	78,838,736	$556,521	$33,811	$(3,306)	$587,026	$1,261,491	$1,848,517
Net income	—	—	—	13,296	—	13,296	16,809	30,105
Share-based compensation expense	—	—	6,758	—	—	6,758	—	6,758
Reacquisition of share-based compensation awards for tax-withholding purposes	(296,392)	—	(4,099)	—	—	(4,099)	—	(4,099)
Settlement of restricted share units for Class A common shares	337,799	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,894,168	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	44	44	26	70
Contribution from noncontrolling interest and related sale of Class B common shares	—	436,498	3	—	—	3	5,544	5,547
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(3,124)	—	—	(3,124)	—	(3,124)
Adjustment of noncontrolling interest in the Operating Company	—	—	8,140	—	(36)	8,104	(8,104)	—
BALANCE - June 30, 2019	68,746,555	79,275,234	$564,199	$47,107	$(3,298)	$608,008	$1,275,766	$1,883,774

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(38,981)	$30,105
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in loss (earnings) from unconsolidated entities	7,006	(6,213)
Return on investment from Gateway Commercial Venture	22,350	—
Deferred income taxes	—	1,266
Depreciation and amortization	7,448	11,136
Gain on settlement of contingent consideration—related party	—	(64,870)
Share-based compensation	5,848	6,758
Changes in operating assets and liabilities:
Inventories	(88,182)	(113,838)
Related party assets	(2,588)	(11,679)
Other assets	(15,019)	(5,135)
Accounts payable and other liabilities	(45,553)	(8,624)
Related party liabilities	(712)	(3,631)
Net cash used in operating activities	(148,383)	(164,725)
CASH FLOWS FROM INVESTING ACTIVITIES:
Distribution from indirect Legacy Interest in Great Park Venture—related party	1,721	—
Return of investment from Gateway Commercial Venture	33,900	1,987
Purchase of properties and equipment	(1,485)	(1,277)
Net cash provided by investing activities	34,136	710
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party reimbursement obligation	(7,411)	—
Principal payment on Macerich note	—	(65,130)
Reacquisition of share-based compensation awards for tax-withholding purposes	(5,521)	(4,099)
Proceeds of Class B common share offering	—	3
Tax distribution to noncontrolling interest	(4,568)	—
Contribution from noncontrolling interest	—	5,544
Proceeds from issuance of redeemable noncontrolling interest	—	25,000
Net cash used in financing activities	(17,500)	(38,682)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(131,747)	(202,697)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	348,574	497,097
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$216,827	$294,400

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
The diagram below presents a simplified depiction of the Company’s current organizational structure as of June 30, 2020:
(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of June 30, 2020, the Company owned approximately 62.5% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Assuming the exchange of all outstanding Class A Common Units of the Operating Company and all outstanding Class A units of The Shipyard Communities, LLC, a Delaware limited liability company (the “San Francisco Venture”) (see (2) below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on July 31, 2020 ($4.80), the equity market capitalization of the Company was approximately $711.9 million.

(2) The Operating Company owns all of the outstanding Class B units of the San Francisco Venture, the entity developing the Candlestick and The San Francisco Shipyard communities. The Class A units of the San Francisco Venture, which the Operating Company does not own, are intended to be economically equivalent to Class A Common Units of the Operating Company. As the holder of all outstanding Class B units of the San Francisco Venture, the Operating Company is entitled to receive 99% of available cash from the San Francisco Venture after the holders of Class A units in the San Francisco Venture have received distributions equivalent to the distributions, if any, paid on Class A Common Units of the Operating Company. Class A units of the San Francisco Venture can be exchanged, on a one-for-one basis, for Class A Common Units of the Operating Company (See Note 5).
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
(4) Interests in Heritage Fields LLC, a Delaware limited liability company (the “Great Park Venture”), are either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests are entitled to receive priority distributions in an amount up to $565.0 million, of which $431.3 million had been distributed as of July 31, 2020 (See Note 4). The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in its consolidated financial statements.
(5) The Company owns a 75% interest in Five Point Office Venture Holdings I, LLC, a Delaware limited liability company (the “Gateway Commercial Venture”). The Five Point Gateway Campus consists of four buildings totaling approximately 1 million square feet of office, medical and research and development space on 73 acres. The Gateway Commercial Venture owns three of the four buildings and approximately 62 acres of commercial land at the campus. The Company manages the Gateway Commercial Venture, however, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by the Company and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. The Company does not include the Gateway Commercial Venture as a consolidated subsidiary, but rather as an equity method investee, in its consolidated financial statements.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year.
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

The efforts that have been implemented at the national, state and local levels to combat and mitigate a rapid spread of a global coronavirus (COVID-19) pandemic have severely impacted daily activities and the economies of California and the United States. The Company is continuing to limit development activities at the Company’s communities. While the Company is closely monitoring government guidelines and developments in the response to the COVID-19 outbreak, the extent to which COVID-19 impacts the Company’s results will depend on future developments, including the extent and duration of precautionary measures to slow the outbreak and impacts on employment and other economic conditions affecting the Company’s business. Due to the uncertainties associated with COVID-19, the Company’s estimates of the impacts to its future results of operations, financial condition or cash flows may materially change.
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net periodic pension benefit	$88	$9	$176	$19
Total miscellaneous other income	$88	$9	$176	$19

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
Under the new guidance, the Company performs a credit loss assessment for new financial assets obtained on a pooling basis by financial asset type (i.e. contract assets, trade receivables, investments, etc.) and estimates an allowance of expected credit loss. Factors considered in the estimation of expected credit loss include, but are not limited to, historical loss experience, third-party default rates on similar financial assets, credit-rating agency ratings and qualitative macroeconomic conditions. The Company continually monitors its credit loss exposure by evaluating changes in economic conditions or significant events and how that may impact current credit loss estimates. At June 30, 2020, there was no material allowance for credit loss.

3. REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 14) (in thousands):

	Three Months Ended June 30, 2020					Six Months Ended June 30, 2020
	Valencia	San Francisco	Great Park	Commercial	Total	Valencia	San Francisco	Great Park	Commercial	Total
Land sales	$17,030	$—	$—	$—	$17,030	$17,046	$—	$—	$—	$17,046
Management services	—	40	6,177	97	6,314	—	835	13,529	194	14,558
Operating properties	538	132	—	—	670	1,031	312	—	—	1,343
	17,568	172	6,177	97	24,014	18,077	1,147	13,529	194	32,947
Operating properties leasing revenues	293	—	—	—	293	580	—	—	—	580
	$17,861	$172	$6,177	$97	$24,307	$18,657	$1,147	$13,529	$194	$33,527

	Three Months Ended June 30, 2019					Six Months Ended June 30, 2019
	Valencia	San Francisco	Great Park	Commercial	Total	Valencia	San Francisco	Great Park	Commercial	Total
Land sales	$24	$222	$—	$—	$246	$88	$443	$—	$—	$531
Management services	—	573	10,437	158	11,168	—	1,271	20,833	127	22,231
Operating properties	455	177	—	—	632	1,708	351	—	—	2,059
	479	972	10,437	158	12,046	1,796	2,065	20,833	127	24,821
Operating properties leasing revenues	341	—	—	—	341	639	—	—	—	639
	$820	$972	$10,437	$158	$12,387	$2,435	$2,065	$20,833	$127	$25,460

The opening and closing balances of the Company’s contract assets for the six months ended June 30, 2020 were $73.0 million ($68.1 million related party, see Note 8) and $78.9 million ($72.8 million related party, see Note 8), respectively. The opening and closing balances of the Company’s contract assets for the six months ended June 30, 2019 were $50.6 million ($49.8 million related party) and $63.4 million ($61.5 million related party), respectively. The increase of $5.9 million and $12.8 million for the six months ended June 30, 2020 and 2019, respectively, between the opening and closing balances of the Company’s contract assets primarily result from a timing difference between the Company’s recognition of revenue earned for the performance of management services and no contractual payments due from the customer during the period.
During the three and six months ended June 30, 2020, land sales revenue included $14.9 million that was recognized as a receivable upon completion of the performance obligation. The receivable is in the form of a promissory note that was substantially paid in July 2020 with the balance due in December 2020. The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the six months ended June 30, 2020 and 2019 were insignificant.

The Company, through the Management Company, has a development management agreement, as amended and restated (“A&R DMA”), with the Great Park Venture. The A&R DMA has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew upon mutual agreement for three additional years and then two additional years. Consideration in the form of contingent incentive compensation from the A&R DMA is recognized as revenue and a contract asset as services are provided over the expected contract term, with contractual payments payable in connection with, and as a percentage of, distributions made to the members of the Great Park Venture. As of June 30, 2020, the aggregate amount of the estimated transaction price allocated to the Company’s partially unsatisfied performance obligations associated with the A&R DMA was $21.8 million. Subject to changes in the estimated transaction price and constraints on the transaction price, the Company will recognize this revenue ratably as services are provided over the remaining expected contract term.
4. INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of interests—“Percentage Interests” and “Legacy Interests.” Legacy Interest holders are entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions. The Operating Company owns 37.5% of the Great Park Venture’s Percentage Interests as of June 30, 2020. The Great Park Venture has made distributions to the holders of Legacy Interests in the aggregate amount of $431.3 million as of June 30, 2020.
The Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use, master-planned community located in Orange County, California. The Company, through the Management Company, manages the planning, development and sale of land at the Great Park Neighborhoods and supervises the day-to-day affairs of the Great Park Venture. The Great Park Venture is managed by an executive committee of representatives appointed by only the holders of Percentage Interests. The Company does not control the actions of the executive committee.
At each reporting period, and when events and circumstances dictate, the Company evaluates its equity method investment in the Great Park Venture for impairment. This evaluation focuses on the recoverability of the carrying value based upon the discounted value of distributions the Company expects to receive from the Great Park Venture. This evaluation is performed at the investment level and is separate and apart from impairment evaluations on long-lived assets, such as the Company’s consolidated inventory balances, that focus on recoverability with undiscounted cash flows. The Company evaluates the investment as a whole and does not evaluate the underlying assets of the Great Park Venture for impairment. If the Great Park Venture records an impairment charge against its assets, the Company will recognize its share of the loss, adjusted for basis differences. During the six months ended June 30, 2020 and 2019, the Great Park Venture did not recognize any impairment losses on its long-lived assets.
In March 2020, the Company determined that an other-than-temporary impairment existed for the Company’s investment in the Great Park Venture as the estimated fair value of the investment was less than the carrying value. This was the result of a delay in the projected distributions from Great Park Venture to the Company. In determining that the impairment was other-than-temporary, the Company concluded at the measurement date that it was uncertain if a near term recovery of value that was lost as a result of delays to expected land sales from the impacts of the COVID-19 pandemic would occur. As a result, the Company recognized a $26.9 million impairment charge that is included in equity in loss from unconsolidated entities on the condensed consolidated statement of operations during the six months ended June 30, 2020.

Below are the most significant unobservable inputs used in the Company’s discounted cash flow model to determine the estimated fair value (level 3) of the Company’s investment in the Great Park Venture at the time the other-than-temporary impairment was recognized:

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
During the six months ended June 30, 2020, the Great Park Venture recognized $1.0 million in land sale revenues to related parties of the Company and $21.8 million in land sale revenues to third parties. During the six months ended June 30, 2019, the Great Park Venture recognized $130.0 million in land sale revenues to a related party of the Company and $62.6 million in land sale revenues to third parties, of which $31.0 million relates to homesites sold to a land banking entity whereby a related party of the Company retained the option to acquire these homesites in the future from the land bank entity. The following table summarizes the statements of operations of the Great Park Venture for the six months ended June 30, 2020 and 2019 and reconciles the Company’s share to the amount recognized as equity in (loss) earnings (in thousands):

	Six Months Ended June 30,
	2020	2019
Land sale revenues	$22,826	$192,579
Cost of land sales	(15,304)	(128,968)
Other costs and expenses	(23,799)	(32,036)
Net (loss) income of Great Park Venture	$(16,277)	$31,575
The Company’s share of net (loss) income	$(6,104)	$11,841
Basis difference amortization	(1,497)	(3,893)
Other-than-temporary investment impairment	(26,851)	—
Equity in (loss) earnings from Great Park Venture	$(34,452)	$7,948

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Inventories	$895,536	$870,861
Cash and cash equivalents	169,512	293,002
Receivable and other assets	27,247	32,395
Total assets	$1,092,295	$1,196,258
Accounts payable and other liabilities	$149,669	$159,965
Distribution payable to Legacy Interests	—	76,272
Redeemable Legacy Interests	133,695	133,695
Capital (Percentage Interest)	808,931	826,326
Total liabilities and capital	$1,092,295	$1,196,258
The Company’s share of capital in Great Park Venture	$303,349	$309,872
Unamortized basis difference	93,615	121,963
The Company’s investment in the Great Park Venture	$396,964	$431,835

Gateway Commercial Venture
The Company owns a 75% interest in the Gateway Commercial Venture as of June 30, 2020. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture. However, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
The Gateway Commercial Venture acquired its interest in the Five Point Gateway Campus through debt and capital funding. The debt obtained by the Gateway Commercial Venture is non-recourse to the Company other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
The Gateway Commercial Venture closed on the sale of approximately 11 acres of land and an approximately 189,000 square foot building to City of Hope in May 2020 for a purchase price of $108.0 million. The sale of this land and building, which had a carrying value of approximately $67.5 million, resulted in a gain of approximately $37.4 million, net of transaction costs. Concurrently, the Gateway Commercial Venture made a debt payment of $30.0 million to its lender and a distribution of approximately $56.3 million to the Company with net proceeds generated from the sale. Cumulative distributions from unconsolidated entities are treated as returns on investment to the extent of the Company's share of cumulative earnings from the investment and included in the Company's consolidated statements of cash flows as cash flow from operating activities. Cumulative distributions in excess of the Company's share of cumulative earnings are treated as returns of investment and included in the Company's consolidated statements of cash flows as cash flows from investing activities.
On June 26, 2020, the Gateway Commercial Venture entered into a purchase and sale agreement for the sale of two buildings at the Five Point Gateway Campus, comprising a total of approximately 660,000 square feet of research and development space currently leased to one tenant, a subsidiary of Broadcom Inc., under a triple net lease. The purchase price is $355.0 million and the purchaser is a real estate investment management company and operator. The sale is anticipated to close in August 2020.
The Company and a related party of the Company separately lease office space at the Five Point Gateway Campus, and during the six months ended June 30, 2020 and 2019, the Gateway Commercial Venture recognized $4.1 million and $4.0 million, respectively, in rental revenues from those leasing arrangements.

The following table summarizes the statements of operations of the Gateway Commercial Venture for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Rental revenues	$16,982	$17,134
Rental operating and other expenses	(3,427)	(3,217)
Depreciation and amortization	(7,432)	(7,542)
Gain on asset sale, net	37,413	—
Interest expense	(6,942)	(8,689)
Net income (loss) of Gateway Commercial Venture	$36,594	$(2,314)
Equity in earnings (loss) from Gateway Commercial Venture	$27,446	$(1,735)
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Real estate and related intangible assets, net	$377,951	$451,988
Other assets	27,308	21,410
Total assets	$405,259	$473,398
Notes payable, net	$273,845	$302,344
Other liabilities	34,614	35,848
Members’ capital	96,800	135,206
Total liabilities and capital	$405,259	$473,398
The Company’s investment in the Gateway Commercial Venture	$72,600	$101,404

5. NONCONTROLLING INTERESTS
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company. At June 30, 2020, the Holding Company and its wholly owned subsidiary owned approximately 62.5% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.5% of the outstanding Class A Common Units of the Operating Company.
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
Holders of Class A units of the San Francisco Venture can redeem their units at any time and receive Class A Common Units of the Operating Company on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events). If a holder requests a redemption of Class A units of the San Francisco Venture that would result in the Holding Company’s ownership of the Operating Company falling below 50.1%, the Holding Company has the option of satisfying the redemption with Class A common shares instead. The Company also has the option, at any time, to acquire outstanding Class A units of the San Francisco Venture in exchange for Class A Common Units of the Operating Company. The 12 month holding period for any Class A Common Units of the Operating Company issued in exchange for Class A units of the San Francisco Venture is calculated by including the period that such Class A units of the San Francisco Venture were owned. This exchange right is currently exercisable by all holders of outstanding Class A units of the San Francisco Venture.
In 2019, the San Francisco Venture issued 25.0 million new Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos communities facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference in an aggregate amount equal to 50% of the cumulative amount of reimbursements received, less the aggregate amount previously paid to redeem Class C units. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At June 30, 2020, $25.0 million of Class C units are outstanding and included in redeemable noncontrolling interest on the condensed consolidated balance sheet.
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

During the six months ended June 30, 2020 and 2019, the Holding Company increased its ownership interest in the Operating Company as a result of net equity transactions related to the Company’s share-based compensation plan.
6. CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the payable pursuant to a tax receivable agreement (“TRA”), which was $173.2 million and $172.6 million at June 30, 2020 and December 31, 2019, respectively. The Operating Company has investments in, and consolidates the assets and liabilities of, the San Francisco Venture, FP LP and FPL, all of which have also been determined to be VIEs.
The San Francisco Venture is a VIE as the other members of the venture, individually or as a group, are not able to exercise kick-out rights or substantive participating rights. The Company applied the variable interest model and determined that it is the primary beneficiary of the San Francisco Venture and, accordingly, the San Francisco Venture is consolidated in its results. In making that determination, the Company evaluated that the Operating Company has unilateral and unconditional power to make decisions in regards to the activities that significantly impact the economics of the VIE, which are the development of properties, marketing and sale of properties, acquisition of land and other real estate properties and obtaining land ownership or ground lease for the underlying properties to be developed. The Company is determined to have more-than-insignificant economic benefit from the San Francisco Venture because, excluding Class C units, the Operating Company can prevent or cause the San Francisco Venture from making distributions on its units, and the Operating Company would receive 99% of any such distributions made (assuming no distributions had been paid on the Class A Common Units of the Operating Company). In addition, the San Francisco Venture is only allowed to make a capital call on the Operating Company and not any other interest holders, which could be a significant financial risk to the Operating Company.
As of June 30, 2020, the San Francisco Venture had total combined assets of $1,213.2 million, primarily comprised of $1,204.2 million of inventories, $2.8 million in related party assets and $0.1 million in cash and total combined liabilities of $104.6 million including $95.0 million in related party liabilities.
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
As of June 30, 2020, FP LP and FPL had combined assets of $980.8 million, primarily comprised of $774.7 million of inventories, $75.6 million of intangibles, $72.6 million in related party assets and $0.7 million in cash, and total combined liabilities of $106.7 million, including $97.7 million in accounts payable and other liabilities and $9.0 million in related party liabilities.
As of December 31, 2019, FP LP and FPL had combined assets of $900.0 million, primarily comprised of $703.6 million of inventories, $80.4 million of intangibles, $72.3 million in related party assets and $0.5 million in cash, and total combined liabilities of $126.8 million, including $117.6 million in accounts payable and other liabilities and $9.2 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the six months ended June 30, 2020 and 2019, respectively, there were no VIEs that were deconsolidated.
7. INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(54,076)	(49,355)
Net book value	$75,629	$80,350

Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $2.3 million and $4.7 million for the three and six months ended June 30, 2020, respectively and $4.5 million and $8.8 million for the three and six months ended June 30, 2019, respectively. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations.
8.  RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Related Party Assets:
Contract assets (see Note 3)	$72,839	$68,133
Operating lease right-of-use asset (see Note 11)	21,992	23,047
Other	2,542	6,381
	$97,373	$97,561
Related Party Liabilities:
Reimbursement obligation	$94,992	$102,403
Payable to holders of Management Company’s Class B interests	9,000	9,000
Operating lease liability (see Note 11)	15,746	16,282
Other	21	197
	$119,759	$127,882
Contingent Consideration to Class A Members of the San Francisco Venture
In early 2019, the Company and the members of a joint venture formed between affiliates of The Macerich Company, Lennar and Castlelake, that intended to construct a retail outlet shopping district at Candlestick decided not to proceed with the project. As part of the termination of the project, the San Francisco Venture was released from its obligation to convey parcels of property on which the project was intended to be developed and from certain development obligations. As a result of terminating the project and agreements related thereto, the San Francisco Venture recognized a gain of $64.9 million for the six months ended June 30, 2019, representing the settlement of the contingent consideration pertaining to the development obligations and relief from the conveyance of these parcels.

Concurrent with the termination of the retail mall project, the San Francisco Venture issued 436,498 Class A units (and the Holding Company issued 436,498 of its Class B common shares) to, and received a contribution of $5.5 million from, the holders of Class A units of the San Francisco Venture.
Indirect Legacy Interest in Great Park Venture
The Company holds an indirect interest in rights to certain Legacy Interests in the Great Park Venture through an equity method investment. In January 2020, the Company received a $1.7 million Legacy Interest distribution from the Great Park Venture. At June 30, 2020 and December 31, 2019, the carrying value of the indirect interest was $0.1 million and $1.8 million, respectively and is included in other related party assets in the table above.
Reimbursement obligation
In April 2020, a related party affiliate agreed to defer, until April 2025, $12.6 million in reimbursement obligations that were due. The deferred amount will accrue interest at a rate of 6% per year and can be prepaid at any time without any premium or penalty. Additionally, the Company has been notified by related party affiliates that certain reimbursements that were previously expected to be due in 2020 have been deferred. These deferred amounts continue to incur interest at the original interest rate. Subject to extensions, the Company currently expects to make reimbursement payments of $49.4 million, $6.0 million, $26.9 million and $12.6 million in the balance of 2020, 2021, 2022 and 2025, respectively.
9. NOTES PAYABLE, NET
At June 30, 2020 and December 31, 2019, notes payable consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
7.875% Senior Notes due 2025	$625,000	$625,000
Unamortized debt issuance costs and discount	(8,186)	(8,954)
	$616,814	$616,046
As of June 30, 2020, no funds have been drawn on the Operating Company’s $125.0 million revolving credit facility. However, letters of credit of $0.3 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.7 million.
10. TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A Units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At June 30, 2020 and December 31, 2019, the Company’s condensed consolidated balance sheets include a liability of $173.2 million and $172.6 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. The Company may record adjustments to TRA liabilities if and when TRA Parties exchange Class A Common Units of the Operating Company for the Company’s Class A common shares or other equity transactions that impact the Holding Company’s ownership in the Operating Company. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent adjustments to the amount of TRA liabilities recognized.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the six months ended June 30, 2020 and 2019.

11. LEASES
The Company’s lessee arrangements consist of agreements to lease certain office facilities and equipment and the Company leases portions of its land to third parties for agriculture or other miscellaneous uses. The Company’s significant agriculture lease agreements are short-term in nature. As of June 30, 2020, all leasing arrangements are classified as operating leases.
The Company’s office leases have remaining lease terms of approximately four years to nine years and include one or more extension options to renew, some of which include options to extend the leases for up to ten years. The Company only includes renewal options in the lease term when it is reasonably certain that it will exercise such options.
The components of lease costs were as follows for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$552	$666	$1,106	$1,327
Related party operating lease cost	788	783	1,577	1,567
Short-term lease cost	182	119	308	251

Supplemental balance sheet information related to leases as of June 30, 2020 and December 31, 2019 were as follows (in thousands, except lease term in years and discount rate):

	June 30, 2020	December 31, 2019
Operating lease right-of-use assets ($21,992 and $23,047 related party, respectively)	$30,449	$32,579
Operating lease liabilities ($15,746 and $16,282 related party, respectively)	$25,640	$27,206
Weighted average remaining lease term (operating lease)	6.6	7.1
Weighted average discount rate (operating lease)	5.9%	5.9%
Operating lease right-of-use assets are included in other assets or related party assets and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the condensed consolidated balance sheets.
The table below reconciles the undiscounted cash flows to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2020 (in thousands):

Years Ending December 31,	Rental Payments
2020 (excluding the six months ended June 30, 2020)	$2,294
2021	5,263
2022	5,420
2023	5,583
2024	2,495
2025	2,474
Thereafter	8,096
Total lease payments	$31,625
Discount	$5,985
Total operating lease liabilities	$25,640

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
Valencia Project Approval Settlement
In September 2017, the Company reached a settlement with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Valencia’s regulatory approvals and permits. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of June 30, 2020, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $23.8 million with the final payment due in 2026. The Company did not reach a settlement with two local environmental organizations that had pending challenges to certain Valencia project approvals. See “Legal Proceedings” below.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $243.7 million and $230.0 million as of June 30, 2020 and December 31, 2019, respectively.
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
At June 30, 2020 and December 31, 2019, the Company had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million and $197.8 million, respectively.
Letters of Credit
At June 30, 2020 and December 31, 2019, the Company had outstanding letters of credit totaling $1.8 million and $2.4 million, respectively. These letters of credit were issued to secure various development and financial obligations. At each of June 30, 2020 and December 31, 2019, the Company had restricted cash and certificates of deposit of $1.4 million pledged as collateral under certain of the letters of credit agreements.

Legal Proceedings
Landmark Village/Mission Village
During the pendency of certain prior litigation involving the approval of the original environmental impact reports and related permits for the Landmark Village and Mission Village projects at Valencia, in July 2017, the Los Angeles County Board of Supervisors certified the final additional environmental analyses required as a result of a prior California Supreme Court decision regarding the original greenhouse gas analysis related to the projects and reapproved the Landmark Village and Mission Village projects and related permits. In August 2017, two petitioners, Santa Clarita Organization for Planning and the Environment and Friends of the Santa Clara River (collectively, “Non-Settling Petitioners”), who did not participate in a settlement of prior litigation involving the Company and certain other petitioners, filed a new petition for writ of mandate in the Los Angeles Superior Court. The petition challenged Los Angeles County’s July 2017 approvals of the Mission Village and Landmark Village environmental analyses and the two projects based on claims arising under the California Environmental Quality Act and the California Water Code. The Superior Court held a hearing on the merits of the petition in September 2018. In December 2018, the Superior Court issued its written decision denying the Non-Settling Petitioners’ petition for writ of mandate. Thereafter, in January 2019, the Superior Court entered judgment on the petition for writ of mandate in favor of Los Angeles County and the Company. In March 2019, the Non-Settling Petitioners filed an appeal of the Superior Court’s ruling. In April 2020, the Court of Appeal issued a ruling affirming the Superior Court’s judgment in favor of the Company and Los Angeles County. In July 2020, the California Supreme Court issued an order denying the Non-Settling Petitioners’ petition to review the Court of Appeal’s decision. The judgment in favor of Los Angeles County and the Company is now final with no further right to appeal.
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

13. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$26,697	$32,882

NONCASH INVESTING AND FINANCING ACTIVITIES:
Recognition of TRA liability	$615	$3,124
Purchase of properties and equipment in accounts payable	$530	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	2020	2019
Cash and cash equivalents	$215,085	$292,661
Restricted cash and certificates of deposit	1,742	1,739
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$216,827	$294,400
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
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of June 30, 2020, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, and management services provided by the Company to the Great Park Venture.
• Commercial—includes Five Point Gateway Campus, an office, medical and research and development campus within the Great Park Neighborhoods, consisting of four newly constructed buildings and surrounding land that the Gateway Commercial Venture acquired in 2017. Two of the buildings are leased to one tenant, a subsidiary of Broadcom Inc., under a 20-year triple net lease which commenced in August 2017 (the “Broadcom Buildings”). The Company and a subsidiary of Lennar have entered into separate 130-month full service gross leases to occupy a portion of the third building. In May 2020, the Gateway Commercial Venture closed on the sale of the fourth building, including approximately 11 acres of land within the campus, to City of Hope, which intends to develop and operate a comprehensive cancer care center and build a future micro hospital for a purchase price of $108.0 million. The gain on the asset sale for the Gateway Commercial Venture was $37.4 million. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture, the entity that owns the Five Point Gateway Campus. As of June 30, 2020, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture.
         Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)		Revenues		Profit (Loss)
	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Valencia	$17,861	$820	$1,677	$(4,261)	$18,657	$2,435	$(3,117)	$(8,345)
San Francisco	172	972	(2,466)	(4,465)	1,147	2,065	(5,558)	56,609
Great Park	6,827	43,854	(10,185)	(2,325)	36,355	213,413	(12,727)	37,943
Commercial	8,603	8,912	37,426	(1,406)	17,176	17,261	36,788	(2,187)
Total reportable segments	33,463	54,558	26,452	(12,457)	73,335	235,174	15,386	84,020
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(650)	(33,417)	11,959	5,536	(22,826)	(192,580)	16,277	(31,575)
Gateway Commercial Venture (1)	(8,506)	(8,754)	(37,329)	1,564	(16,982)	(17,134)	(36,594)	2,314
Add equity in earnings (losses) from unconsolidated entities—
Great Park Venture	—	—	(4,092)	(1,496)	—	—	(34,452)	7,948
Gateway Commercial Venture	—	—	27,997	(1,173)	—	—	27,446	(1,735)
Corporate and unallocated (2)	—	—	(10,749)	(14,602)	—	—	(27,044)	(30,867)
Total consolidated balances	$24,307	$12,387	$14,238	$(22,628)	$33,527	$25,460	$(38,981)	$30,105

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s operating results that are included in the Great Park segment and Commercial segment operating results, respectively, but are not included in the Company’s consolidated results.
(2) Corporate and unallocated activity is primarily comprised of corporate general, and administrative expenses.

Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	June 30, 2020	December 31, 2019
Valencia	$833,134	$748,082
San Francisco	1,213,156	1,197,081
Great Park	1,253,477	1,356,417
Commercial (1)	405,291	473,409
Total reportable segments	3,705,058	3,774,989
Reconciling items:
Removal of unconsolidated balances of Great Park Venture (2)	(1,092,295)	(1,196,258)
Removal of unconsolidated balances of Gateway Commercial Venture (2)	(405,259)	(473,398)
Other eliminations (3)	(16,665)	(8,310)
Add investment balance in Great Park Venture	396,964	431,835
Add investment balance in Gateway Commercial Venture	72,600	101,404
Corporate and unallocated (4)	247,900	374,438
Total consolidated balances	$2,908,303	$3,004,700

(1) Included in total Commercial segment assets are the Broadcom Buildings that are expected to be sold in August 2020.
(2) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s balances that are included in the Great Park segment and Commercial segment balances, respectively, but are not included in the Company’s consolidated balances.
(3) Represents intersegment balances that eliminate in consolidation.
(4) Corporate and unallocated assets consist of cash and cash equivalents, receivables, right-of-use assets and prepaid expenses.
15.  SHARE-BASED COMPENSATION

The Company has an incentive award plan pursuant to which the Company has granted restricted share units (“RSUs”) and restricted share awards either fully vested, with service conditions or with service and market performance conditions based on the market price of the Company’s Class A common shares. Awards with a service condition generally vest over a three-year period or in the case of non-employee directors over one year. Awards with a service and market performance condition generally vest at the end of a three-year period. Restricted share awards entitle the holders to non-forfeitable distributions and to vote the underlying Class A common share during the restricted period. As of June 30, 2020, there were 4,683,907 remaining Class A common shares available for future issuance under the Incentive Award Plan.
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

The following table summarizes share-based equity compensation activity for the six months ended June 30, 2020:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2020	3,011	$9.02
Granted	677	$8.09
Forfeited	(307)	$6.88
Vested	(1,071)	$12.64
Nonvested at June 30, 2020	2,310	$7.36

Share-based compensation expense was $2.8 million and $5.8 million for the three and six months ended June 30, 2020, respectively and $3.4 million and $6.8 million for the three and six months ended June 30, 2019, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. Approximately $11.7 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted–average period of 1.6 years from June 30, 2020. The estimated fair value at vesting of share-based awards that vested during the six months ended June 30, 2020 was $8.6 million.
16. EMPLOYEE BENEFIT PLANS
The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. In 2004, the Retirement Plan was amended to cease future benefit accruals and the Retirement Plan was frozen. The Company’s funding policy is to contribute amounts sufficient to meet minimum requirements but not more than the maximum tax-deductible amount. The Company expects to contribute $0.6 million to the Retirement Plan in 2020 and made a contribution of $0.3 million during the six months ended June 30, 2020.
The components of net periodic benefit for the three and six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net periodic benefit:
Interest cost	$164	$208	$328	$416
Expected return on plan assets	(276)	(252)	(552)	(505)
Amortization of net actuarial loss	24	35	48	70
Net periodic benefit	$(88)	$(9)	$(176)	$(19)
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
In the three months ended June 30, 2020, the Company recorded no provision or benefit for income taxes (after application of a decrease in the Company’s valuation allowance) on pre-tax income of $14.2 million. In the three months ended June 30, 2019, the Company recorded no provision for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax income of $22.6 million. In the six months ended June 30, 2020, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $39.0 million. In the six months ended June 30, 2019, the Company recorded a $1.3 million provision for income taxes (after application of a decrease in the Company’s valuation allowance) on pre-tax income of $31.4 million. The effective tax rates for the six months ended June 30, 2020 and 2019, differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the Company’s valuation allowance on its book losses, disallowance of executive compensation expenses not deductible for tax, and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture. The Company’s tax provision for the six months ended June 30, 2019 relates to adjustments to the Company’s valuation allowance resulting from the limitation on post-2017 net operating losses to offset only 80% of deferred tax liabilities which was treated as a discrete event.
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
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2015 through 2018 generally remain subject to examination by federal and state tax authorities. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods. The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act includes various income and payroll tax provisions that the Company is in the process of analyzing to determine the financial impact on its condensed consolidated financial statements. The Company is taking advantage of some of the payroll tax deferrals provided in the CARES Act. The Company does not believe that any aspects of the CARES Act are material to the tax provision during the three and six months ended June 30, 2020.
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

Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments. Other than notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both June 30, 2020 and December 31, 2019. The fair value of the Company’s notes payable, net, are estimated based on quoted market prices (level 2). At June 30, 2020, the estimated fair value of notes payable, net was $600.0 million compared to a carrying value of $616.8 million. At December 31, 2019, the estimated fair value of notes payable, net was $631.1 million compared to a carrying value of $616.0 million. During the three and six months ended June 30, 2020 and 2019, the Company had no assets that were measured at fair value on a nonrecurring basis, other than the Company’s investment in the Great Park Venture (see Note 4).
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
No distributions were declared for the three and six months ended June 30, 2020 and 2019. The Company operated in a net income and net loss position for the three and six months ended June 30, 2020, respectively. The Company operated in a net loss and net income position for the three and six months ended June 30, 2019, respectively. As a result, net income (loss) attributable to the parent was allocated to the Class A common shares and Class B common shares in an amount per Class B common share equal to 0.03% multiplied by the amount per Class A common share. Basic income (loss) per Class A common share is determined by dividing net income (loss) allocated to Class A Common shareholders by the weighted average number of Class A common shares outstanding for the period. Basic income (loss) per Class B common share is determined by dividing net income (loss) allocated to the Class B common shares by the weighted average number of Class B common shares outstanding during the period.
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

The following table summarizes the basic and diluted earnings per share calculations for the three and six months ended June 30, 2020 and 2019 (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to the Company	$6,632	$(10,512)	$(18,174)	$13,296
Adjustments to net income (loss) attributable to the Company	—	208	355	70
Net income (loss) attributable to common shareholders	$6,632	$(10,304)	$(17,819)	$13,366
Numerator—basic common shares:
Net income (loss) attributable to common shareholders	$6,632	$(10,304)	$(17,819)	$13,366
Less: net income allocated to participating securities	$223	$—	$—	$568
Allocation of net income (loss) among common shareholders	$6,409	$(10,304)	$(17,819)	$12,798
Numerator for basic net income (loss) available to Class A common shareholders	$6,406	$(10,300)	$(17,813)	$12,793
Numerator for basic net income (loss) available to Class B common shareholders	$3	$(4)	$(6)	$5
Numerator—diluted common shares:
Net income (loss) attributable to common shareholders	$6,632	$(10,304)	$(17,819)	$13,366
Reallocation of income (loss) to Company upon assumed exchange of units	$7,307	$—	$(701)	$14,028
Less: net income allocated to participating securities	$223	$—	$—	$568
Allocation of net income (loss) among common shareholders	$13,716	$(10,304)	$(18,520)	$26,826
Numerator for diluted net income (loss) available to Class A common shareholders	$13,713	$(10,300)	$(18,514)	$26,821
Numerator for diluted net income (loss) available to Class B common shareholders	$3	$(4)	$(6)	$5
Denominator:
Basic weighted average Class A common shares outstanding	66,731,233	66,256,961	66,690,550	66,234,066
Diluted weighted average Class A common shares outstanding	142,851,412	66,256,961	68,854,356	145,403,189
Basic weighted average Class B common shares outstanding	79,233,544	79,275,234	79,233,544	79,169,124
Diluted weighted average Class B common shares outstanding	79,233,544	79,275,234	79,233,544	79,275,824
Basic income (loss) per share:
Class A common shares	$0.10	$(0.16)	$(0.27)	$0.19
Class B common shares	$0.00	$(0.00)	$(0.00)	$0.00
Diluted income (loss) per share:
Class A common shares	$0.10	$(0.16)	$(0.27)	$0.18
Class B common shares	$0.00	$(0.00)	$(0.00)	$0.00

Anti-dilutive potential RSUs	—	36,289	—	36,289
Anti-dilutive potential Performance RSUs	338,813	388,155	338,813	388,155
Anti-dilutive potential Restricted Shares (weighted average)	—	2,257,787	1,762,969	—
Anti-dilutive potential Performance Restricted Shares (weighted average)	—	776,312	713,415	—
Anti-dilutive potential Class A common shares (weighted average)	3,137,134	79,299,016	76,120,179	—

20. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.7 million at both June 30, 2020 and December 31, 2019, net of tax benefits of $0.7 million and $0.8 million, respectively. At both June 30, 2020 and December 31, 2019, the Company held a full valuation allowance related to the accumulated tax benefits. Accumulated other comprehensive loss of $1.6 million and $1.6 million is included in noncontrolling interests at June 30, 2020 and December 31, 2019, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $30,000 and $44,000, net of taxes, for the six months ended June 30, 2020 and 2019, respectively, and are included in other miscellaneous income in the accompanying condensed consolidated statements of operations.

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
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of June 30, 2020, approximately 62.5% of the operating company. The operating company directly or indirectly owns equity interests in:
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
•Heritage Fields LLC (the “Great Park Venture”), which is developing Great Park Neighborhoods, our community in Orange County, California;
•Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), which owns portions of the Five Point Gateway Campus, our commercial office and medical campus located within the Great Park Neighborhoods; and
•Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which provide development and property management services for the Great Park Neighborhoods and the Five Point Gateway Campus.
The operating company consolidates and controls the management of all of these entities except for the Great Park Venture and the Gateway Commercial Venture. The operating company owns a 37.5% percentage interest in the Great Park Venture and a 75% interest in the Gateway Commercial Venture and accounts for its interest in both using the equity method.
Operational Highlights
In May 2020, the Gateway Commercial Venture closed on the sale of approximately 11 acres of land and an approximately 189,000 square foot building to City of Hope for a purchase price of $108.0 million. The sale of this land and building resulted in a gain to the Gateway Commercial Venture of approximately $37.4 million, net of transaction costs. Concurrently, the Gateway Commercial Venture made a debt payment of $30.0 million to its lender and made total distributions of approximately $75.0 million to its members, of which approximately $56.3 million was distributed to us.
In June 2020, the Gateway Commercial Venture entered into a purchase and sale agreement to sell two of the remaining three buildings at the campus for $355.0 million. The sale is expected to close in August 2020.

In May 2020, we closed 70 previously sold homesites at Valencia with a base purchase price of $16.6 million. We received a secured note as partial consideration that was substantially paid in July 2020 with the balance maturing in December 2020.
In response to the coronavirus (COVID-19) pandemic, we have taken immediate steps to protect the health and well-being of our associates and to preserve the financial strength of the Company. As of the date of this report, all of our associates are still working remotely with access to necessary systems and resources to ensure business continuity. In mid-March, our executive team began analyzing the impact of projected land sale revenues being delayed and then assessed which variable expenditures should be deferred, accordingly. As a result, we immediately limited development activities at our communities to only those activities essential to supporting active homebuilding by builders. Sales rates at the Great Park Neighborhoods have rebounded since late April, and mortgage metrics remain favorable for borrowers. We are optimistic that favorable market conditions will continue for our guest builders. Our optimism, however, is tempered by recent surges in COVID-19 cases in California and other states across the nation, which may indirectly result in negative economic consequences that decrease homebuyer demand.

Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
The following table summarizes our consolidated historical results of operations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$17,028	$10	$17,034	$65
Land sales—related party	2	236	12	466
Management services—related party	6,314	11,168	14,558	22,231
Operating properties	963	973	1,923	2,698
Total revenues	24,307	12,387	33,527	25,460
Costs and expenses
Land sales	11,861	—	11,861	—
Management services	4,416	7,479	10,467	15,095
Operating properties	1,699	1,199	3,644	3,100
Selling, general, and administrative	16,312	25,993	40,938	51,766
Total costs and expenses	34,288	34,671	66,910	69,961
Other income
Interest income	226	2,316	1,232	4,770
Gain on settlement of contingent consideration—related party	—	—	—	64,870
Miscellaneous	88	9	176	19
Total other income	314	2,325	1,408	69,659
Equity in earnings (loss) from unconsolidated entities	23,905	(2,669)	(7,006)	6,213
Income (loss) before income tax (provision) benefit	14,238	(22,628)	(38,981)	31,371
Income tax (provision) benefit	—	—	—	(1,266)
Net income (loss)	14,238	(22,628)	(38,981)	30,105
Less net income (loss) attributable to noncontrolling interests	7,606	(12,116)	(20,807)	16,809
Net income (loss) attributable to the company	$6,632	$(10,512)	$(18,174)	$13,296

Three Months Ended June 30, 2020 and 2019
Revenues. Revenues increased by $11.9 million, or 96.2%, to $24.3 million for the three months ended June 30, 2020, from $12.4 million for the three months ended June 30, 2019. The increase in revenues was primarily due to land sales at our Valencia segment (formerly Newhall) during the three months ended June 30, 2020. The increase is offset by a decrease in management services revenue at our Great Park segment.
Cost of land sales. The cost of land sales for the three months ended June 30, 2020 is due to land sales at our Valencia segment.

Cost of management services. Cost of management services decreased by $3.1 million, or 41.0%, to $4.4 million for the three months ended June 30, 2020, from $7.5 million for the three months ended June 30, 2019. The decrease was primarily due to intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $9.7 million, or 37.2%, to $16.3 million for the three months ended June 30, 2020, from $26.0 million for the three months ended June 30, 2019. The decrease was mainly attributable to a decrease in employee related expenses.
Equity in earnings (loss) from unconsolidated entities. Equity in earnings from unconsolidated entities increased to $23.9 million for the three months ended June 30, 2020, from a loss of $2.7 million for the three months ended June 30, 2019. The increase was primarily due to the sale of a building and land to City of Hope at our Commercial segment during the three months ended June 30, 2020.
Income taxes. Pre-tax income of $14.2 million for the three months ended June 30, 2020 resulted in no tax provision (after application of an decrease in the Company’s valuation allowance of $1.6 million). We assessed the realization of the net deferred tax asset and the need for a valuation allowance and determined that at June 30, 2020, it is more likely than not that the net deferred tax asset is not realizable and results in a net deferred tax liability after application of the valuation allowance. Pre-tax loss for the three months ended June 30, 2019 of $22.6 million resulted in no tax provision (after application of an increase in the Company’s valuation allowance of $3.8 million). Our effective tax rate, before changes in valuation allowance, increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a slight decrease in the ownership percentage of our noncontrolling interests.
Six Months Ended June 30, 2020 and 2019
Revenues. Revenues increased by $8.1 million, or 31.7%, to $33.5 million for the six months ended June 30, 2020, from $25.5 million for the six months ended June 30, 2019. The increase in revenues was primarily due to land sales at our Valencia segment (formerly Newhall) during the six months ended June 30, 2020. The increase is offset by a decrease in management services revenue at our Great Park segment.
Cost of land sales. The cost of land sales for the six months ended June 30, 2020 is due to land sales at our Valencia segment.
Cost of management services. Cost of management services decreased by $4.6 million, or 30.7%, to $10.5 million for the six months ended June 30, 2020, from $15.1 million for the six months ended June 30, 2019. The decrease was primarily due to intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $10.8 million, or 20.9%, to $40.9 million for the six months ended June 30, 2020, from $51.8 million for the six months ended June 30, 2019. The decrease was mainly attributable to a decrease in employee related expenses.
Equity in (loss) earnings from unconsolidated entities. Equity in loss from unconsolidated entities decreased to $7.0 million for the six months ended June 30, 2020, from earnings of $6.2 million for the six months ended June 30, 2019. The decrease was primarily due to variability in land sale activity at the Great Park Venture during the six months ended June 30, 2020 compared to the same period in 2019 offset by an increase in earnings from the Gateway Commercial Venture due to the sale of land and a building to City of Hope in May 2020. During the six months ended June 30, 2020, we also recognized an other-than-temporary impairment of $26.9 million attributed to our investment in the Great Park Venture. The impairment was primarily a result of expected delays in both the timing of land sales to builders and distributions to us causing a decline in the fair value of our investment in the Great Park Venture. In determining that the impairment was other-than-temporary, we concluded that it was uncertain if a near term recovery of value that was lost as a result of delays to expected land sales from the impacts of the COVID-19 pandemic would occur. See Note 4 to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Income taxes. Pre-tax loss of $39.0 million for the six months ended June 30, 2020 resulted in no tax provision of (after application of an increase in the Company’s valuation allowance of $4.7 million). We assessed the realization of the net deferred tax asset and the need for a valuation allowance and determined that at June 30, 2020, it is more likely than not that the net deferred tax asset is not realizable and results in a net deferred tax liability after application of the valuation allowance. Pre-tax income for the six months ended June 30, 2019 of $31.4 million resulted in a tax provision of $1.3 million. The tax provision was the result of a $4.8 million decrease to our deferred tax asset offset by a $3.5 million decrease to our deferred tax asset valuation allowance. Our effective tax rate, before changes in valuation allowance, increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a slight decrease in the ownership percentage of our noncontrolling interests.
Segment Results and Financial Information
Our four reportable operating segments are Valencia (formerly Newhall), San Francisco, Great Park and Commercial:
•Our Valencia segment includes operating results for the Valencia community and agricultural operations in Los Angeles and Ventura Counties, California.
•Our San Francisco segment includes operating results for the Candlestick and The San Francisco Shipyard communities, as well as results attributable to the development management services that we provided to affiliates of Lennar Corporation (“Lennar”) in the San Francisco Bay Area. Our management agreement with Lennar with respect to the Concord community was terminated in early 2020.
•Our Great Park segment includes operating results for the Great Park Neighborhoods community and development management services provided by the management company for the Great Park Venture.
•Our Commercial segment includes Gateway Commercial Venture’s operating results from its portion of ownership and operation of the Five Point Gateway Campus and property management services provided by the management company for the Gateway Commercial Venture.
Valencia Segment (formerly Newhall)
Our Valencia property (formerly known as Newhall Ranch) consists of approximately 15,000 acres in northern Los Angeles County and is designed to include approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. Valencia is the continuation of our master-planned community where already today approximately 20,000 households reside and approximately 60,000 people work. In 2019, we entered into purchase and sale agreements to sell 781 homesites in the first development area at the community, known as Mission Village. We closed on 711 of the homesites in 2019 and the balance closed in May 2020. Mission Village is approved for up to 4,055 homesites and approximately 1.6 million square feet of commercial development.

The following table summarizes the results of operations of our Valencia segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$17,028	$10	$17,034	$65
Land sales—related party	2	14	12	23
Operating properties	831	796	1,611	2,347
Total revenues	17,861	820	18,657	2,435
Costs and expenses
Land sales	11,861	—	11,861	—
Operating properties	1,699	1,199	3,644	3,100
Selling, general, and administrative	2,713	3,892	6,446	7,701
Total costs and expenses	16,273	5,091	21,951	10,801
Other income	89	10	177	21
Segment income (loss)	$1,677	$(4,261)	$(3,117)	$(8,345)
Three Months Ended June 30, 2020 and 2019
Revenues. Revenues increased by $17.0 million to $17.9 million for the three months ended June 30, 2020, from $0.8 million for the three months ended June 30, 2019. The increase is primarily attributable to the recognition of revenue from the sale of land entitled for an aggregate of 70 homesites on approximately seven acres during the three months ended June 30, 2020 compared to no land sales during the same period in 2019. The base purchase price was $16.6 million. We also recognized $0.4 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive.
Cost of land sales. Cost of land sales for the three months ended June 30, 2020 was $11.9 million, or 69.6% of total land sales revenues. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate the expected sales prices for the entire project, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.

Selling, general, and administrative. Selling, general, and administrative expenses decreased by $1.2 million, or 30.3%, to $2.7 million for the three months ended June 30, 2020, from $3.9 million for the three months ended June 30, 2019. The decrease was mainly attributable to a decrease in employee related expenses, offset by an increase in community related selling and marketing expenses.
Six Months Ended June 30, 2020 and 2019
Revenues. Revenues increased by $16.2 million to $18.7 million for the six months ended June 30, 2020, from $2.4 million for the six months ended June 30, 2019. The increase is primarily attributable to the recognition of revenue from the sale of land entitled for an aggregate of 70 homesites on approximately seven acres during the six months ended June 30, 2020 compared to no land sales during the same period in 2019. The base purchase price was $16.6 million. We also recognized $0.4 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive.
Cost of land sales. Cost of land sales for the six months ended June 30, 2020 was $11.9 million, or 69.6% of total land sales revenues. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate the expected sales prices for the entire project, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $1.3 million, or 16.3%, to $6.4 million for the six months ended June 30, 2020, from $7.7 million for the six months ended June 30, 2019. The decrease was mainly attributable to a decrease in employee related expenses, offset by an increase in community related selling and marketing expenses.
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
On May 2, 2016, the San Francisco Venture transferred to a joint venture (“CPHP”) between an affiliate of Lennar and an affiliate of Castlelake L.P. (“Castlelake”) certain assets and liabilities of the San Francisco Venture, including property within The San Francisco Shipyard known as the Phase 1 Land (the “Separation Transaction”). CPHP is responsible for current and future residential construction on the Phase 1 Land. We are not entitled to any of the proceeds from future sales of homes on the Phase 1 Land. CPHP was also transferred the ownership interest in a joint venture (the “Mall Venture”) formed with affiliates of The Macerich Company (“Macerich”) that intended to construct an urban retail outlet shopping district (the “Retail Project”) at Candlestick. Following the Separation Transaction, we were obligated to complete certain development activities and convey the parcels of property to the Mall Venture upon which the Retail Project was to be developed. In early 2019, following discussions with the members of the Mall Venture, we and the members of the Mall Venture decided not to proceed with the Retail Project. As part of the termination of the Retail Project, we were released from our obligation to convey parcels of property on which the Retail Project was intended to be developed by the Mall Venture. We were also released from certain development obligations. As a result of the termination of the Retail Project, we recognized a gain of $64.9 million in early 2019, representing the settlement of the contingent consideration pertaining to the development obligations and relief from the conveyance of these parcels. Additionally, we repaid Macerich a $65.1 million obligation related to a promissory note in the same amount, plus $11.1 million of accrued interest associated with the promissory note. The San Francisco Venture also issued an aggregate of 436,498 of its Class A Units (while we concurrently issued 436,498 of our Class B common shares) to affiliates of Lennar and Castlelake and concurrently received a contribution of $5.5 million from affiliates of Lennar and Castlelake.

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
The following table summarizes the results of operations of our San Francisco segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$—	$222	$—	$443
Operating property	132	177	312	351
Management services—related party	40	573	835	1,271
Total revenues	172	972	1,147	2,065
Costs and expenses
Management services	13	252	488	629
Selling, general, and administrative	2,625	5,185	6,217	9,697
Total costs and expenses	2,638	5,437	6,705	10,326
Other income—gain on settlement of contingent consideration, related party	—	—	—	64,870
Segment (loss) income	$(2,466)	$(4,465)	$(5,558)	$56,609

Three Months Ended June 30, 2020 and 2019
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $2.6 million, or 49.4%, to $2.6 million for the three months ended June 30, 2020, from $5.2 million for the three months ended June 30, 2019. The decrease was mainly attributable to a decrease in employee related expenses.
Six Months Ended June 30, 2020 and 2019
Management services—related party revenues. Revenues decreased by $0.4 million to $0.8 million for the six months ended June 30, 2020, from $1.3 million for the six months ended June 30, 2019. The decrease is primarily attributable to the termination of our management agreement with Lennar with respect to the Concord community in early 2020.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $3.5 million, or 35.9%, to $6.2 million for the six months ended June 30, 2020, from $9.7 million for the six months ended June 30, 2019. The decrease was mainly attributable to a decrease in employee related expenses.
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
The following table summarizes the results of operations of our Great Park segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$346	$31,079	$21,821	$62,545
Land sales—related party	304	2,338	1,005	130,035
Management services—related party	6,177	10,437	13,529	20,833
Total revenues	6,827	43,854	36,355	213,413
Costs and expenses
Land sales	—	21,149	15,304	128,968
Management services	4,403	7,227	9,979	14,466
Selling, general, and administrative	8,784	10,496	20,732	17,071
Management fees—related party	4,040	8,403	4,193	16,620
Total costs and expenses	17,227	47,275	50,208	177,125
Interest income	215	1,096	1,126	1,655
Segment (loss) income	$(10,185)	$(2,325)	$(12,727)	$37,943

Three Months Ended June 30, 2020 and 2019
Revenues. Revenues decreased by $37.0 million to $6.8 million for the three months ended June 30, 2020, from $43.9 million for the three months ended June 30, 2019. The decrease was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 60 homesites on approximately six acres during the three months ended June 30, 2019 compared to no land sales during the same period in 2020 and a reduction in management services related party revenue. The homesites sold during the three months ended June 30, 2019 were initially under contract with a related party but were subsequently assigned to a third party land bank. The related party has an option agreement to acquire these homesites from the land bank. Initial gross proceeds were $30.3 million, representing the base purchase price. The Great Park Venture also recognized $0.7 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive. During the three months ended June 30, 2020 and June 30, 2019, segment revenues also included changes in estimates of variable consideration, including profit participation, from those amounts previously recorded by the Great Park Venture as well as revenues generated by the management company from development management services provided to the Great Park Venture. The management company receives a base management fee, reimbursement for certain defined project team costs and the right to receive certain variable incentive compensation. Reduction in management services related party revenue is mainly attributable to impacts of COVID-19 on the estimation of our variable consideration pertaining to the incentive compensation.
Cost of land sales. Cost of land sales during the three months ended June 30, 2019 was $21.1 million, or 63.3% of total land sales revenues. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate the expected sales prices for the entire project, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses decreased by $2.8 million, or 39.1%, to $4.4 million for the three months ended June 30, 2020, from $7.2 million for the three months ended June 30, 2019. The decrease is mainly attributable to decreased intangible asset amortization and employee related expenses.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $1.7 million, or 16.3%, to $8.8 million for the three months ended June 30, 2020, from $10.5 million for the three months ended June 30, 2019. The decrease is mainly attributable to decreased property maintenance and marketing fee expenses.

Management fees—related party. Management fees decreased by $4.4 million, or 51.9%, to $4.0 million for the three months ended June 30, 2020, from $8.4 million for the three months ended June 30, 2019. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid as a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. In connection with evaluating the impacts of COVID-19, the Great Park Venture has reduced its estimate of the total amount of incentive compensation probable of being paid, resulting in a reduction in total management fee expense recognized.
Six Months Ended June 30, 2020 and 2019
Revenues. Revenues decreased by $177.1 million to $36.4 million for the six months ended June 30, 2020, from $213.4 million for the six months ended June 30, 2019. The decrease was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 35 homesites on approximately four acres during the six months ended June 30, 2020 compared to the recognition of revenue from the sale of land entitled for an aggregate of 429 homesites on approximately 35.5 acres during the same period in 2019 and a reduction in management services related party revenue. Initial gross proceeds from the 2020 sale were $20.3 million, representing the base purchase price. The Great Park Venture also recognized $0.5 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive. Initial gross proceeds from the 2019 sale were $182.2 million, representing the base purchase price. It also recognized $4.3 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive. During the six months ended June 30, 2020 and June 30, 2019, segment revenues also included changes in estimates of variable consideration, including profit participation, from those amounts previously recorded by the Great Park Venture as well as revenues generated by the management company from development management services provided to the Great Park Venture. The management company receives a base management fee, reimbursement for certain defined project team costs and the right to receive certain variable incentive compensation. Reduction in management services related party revenue is mainly attributable to impacts of COVID-19 on the estimation of our variable consideration pertaining to the incentive compensation.
Cost of land sales. Cost of land sales during the six months ended June 30, 2020 and 2019 were $15.3 million and $129.0 million, or 67.0% and 67.0% of total land sales revenues, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate the expected sales prices for the entire project, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management services costs and expenses. Management services costs and expenses decreased by $4.5 million, or 31.0%, to $10.0 million for the six months ended June 30, 2020, from $14.5 million for the six months ended June 30, 2019. The decrease is mainly attributable to decreased intangible asset amortization and employee related expenses.

Selling, general, and administrative. Selling, general, and administrative expenses increased by $3.7 million, or 21.4%, to $20.7 million for the six months ended June 30, 2020, from $17.1 million for the six months ended June 30, 2019. The increase is mainly attributable to an increase in marketing fee expenses incurred at the Great Park Neighborhoods during the first quarter of 2020 to promote the grand opening of a new neighborhood.
Management fees—related party. Management fees decreased by $12.4 million, or 74.8%, to $4.2 million for the three months ended June 30, 2020, from $16.6 million for the six months ended June 30, 2019. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid as a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. In connection with evaluating the impacts of COVID-19, the Great Park Venture has reduced its estimate of the total amount of incentive compensation probable of being paid, resulting in a reduction in total management fee expense recognized.
The table below reconciles the Great Park segment results to the equity in (loss) earnings from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Segment net (loss) income from operations	$(10,185)	$(2,325)	$(12,727)	$37,943
Less net income of management company attributed to the Great Park segment	1,774	3,211	3,550	6,368
Net (loss) income of Great Park Venture	(11,959)	(5,536)	(16,277)	31,575
The Company’s share of net (loss) income of the Great Park Venture	(4,485)	(2,076)	(6,104)	11,841
Basis difference accretion (amortization)	393	580	(1,497)	(3,893)
Other-than-temporary investment impairment	—	—	(26,851)	—
Equity in (loss) earnings from the Great Park Venture	$(4,092)	$(1,496)	$(34,452)	$7,948

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
The Five Point Gateway Campus is a commercial campus consisting of approximately 73 acres of land in the Great Park Neighborhoods acquired by the Gateway Commercial Venture in 2017. The Five Point Gateway Campus currently includes approximately one million square feet planned for research and development, medical and office space in four buildings, which are designed to accommodate thousands of employees. A subsidiary of Broadcom Inc. (“Broadcom”) is the largest tenant, leasing two buildings comprising approximately 660,000 square feet of research and development space pursuant to a 20-year triple net lease. We and Lennar have entered into separate 130-month full service gross leases occupying approximately 135,000 aggregate square feet of the third building. In May 2020, the Gateway Commercial Venture closed on the sale of the 189,000 square foot unoccupied fourth building including approximately 11 acres of land to City of Hope, which intends to develop and operate a comprehensive cancer care center and build a future micro hospital.
In June 2020, the Gateway Commercial Venture entered into a purchase and sale agreement for the sale of the two buildings leased by Broadcom. The sale is anticipated to close in August 2020.

The following table summarizes the results of operations of our Commercial segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Rental and related income	$6,447	$6,713	$12,862	$13,104
Rental and related income—related party	2,059	2,041	4,120	4,030
Property management services—related party	97	158	194	127
Total revenues	8,603	8,912	17,176	17,261
Costs and expenses
Rental operating expenses	1,619	1,584	3,255	3,148
Interest	3,231	4,358	6,942	8,689
Depreciation	2,612	3,307	5,355	5,484
Amortization	1,038	1,029	2,077	2,058
Other expenses	90	40	172	69
Total costs and expenses	8,590	10,318	17,801	19,448
Other income—gain on asset sale, net	37,413	—	37,413	—
Segment income (loss)	$37,426	$(1,406)	$36,788	$(2,187)
Three Months Ended June 30, 2020 and 2019
Revenues. Revenues decreased by $0.3 million, or 3.5%, to $8.6 million for the three months ended June 30, 2020, from $8.9 million for the three months ended June 30, 2019. Revenues are generated from tenant leases and property management services provided by the management company to the Gateway Commercial Venture.
Other income. In May 2020, the Gateway Commercial Venture closed on the sale of approximately 11 acres of land and an approximately 189,000 square foot building to City of Hope for a purchase price of $108.0 million. The sale of this land and building, which had a carrying value of approximately $67.5 million, resulted in a gain of approximately $37.4 million, net of transaction costs. Concurrently, the Gateway Commercial Venture made a debt payment of $30.0 million to its lender and made total distributions to its members of approximately $75.0 million, of which approximately $56.3 million was distributed to us.
Costs and expenses. Costs and expenses decreased by $1.7 million, or 16.7%, to $8.6 million for the three months ended June 30, 2020, from $10.3 million for the three months ended June 30, 2019. The decrease is mainly attributable to lower interest and depreciation expense as a result of the sale to City of Hope and concurrent debt principal payment made by the Gateway Commercial Venture in May 2020.

Six Months Ended June 30, 2020 and 2019
Revenues. Revenues decreased by $0.1 million, or 0.5%, to $17.2 million for the six months ended June 30, 2020, from $17.3 million for the six months ended June 30, 2019. Revenues are generated from tenant leases and property management services provided by the management company to the Gateway Commercial Venture.
Other income. In May 2020, the Gateway Commercial Venture closed on the sale of approximately 11 acres of land and an approximately 189,000 square foot building to City of Hope for a purchase price of $108.0 million. The sale of this land and building, which had a carrying value of approximately $67.5 million, resulted in a gain of approximately $37.4 million, net of transaction costs. Concurrently, the Gateway Commercial Venture made a debt payment of $30.0 million to its lender and made total distributions to its members of approximately $75.0 million, of which approximately $56.3 million was distributed to us.
Costs and expenses. Costs and expenses decreased by $1.6 million, or 8.5%, to $17.8 million for the six months ended June 30, 2020, from $19.4 million for the six months ended June 30, 2019. The decrease is mainly attributable to less interest expense due to a lower average interest rate over the period in addition to reduced outstanding principal after the Gateway Commercial Venture made a debt payment of $30.0 million to its lender in May 2020.
The table below reconciles the Commercial segment results to the equity in earnings (loss) from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Segment net income (loss) from operations	$37,426	$(1,406)	$36,788	$(2,187)
Less net income of management company attributed to the Commercial segment	97	158	194	127
Net income (loss) of Gateway Commercial Venture	37,329	(1,564)	36,594	(2,314)
Equity in earnings (loss) from the Gateway Commercial Venture	$27,997	$(1,173)	$27,446	$(1,735)

Financial Condition, Liquidity and Capital Resources
As of June 30, 2020, we had $215.1 million of consolidated cash and cash equivalents compared to $346.8 million at December 31, 2019. As of June 30, 2020, no funds have been drawn on the operating company’s $125.0 million revolving credit facility. However, letters of credit of $0.3 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.7 million.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. The development stages of our master-planned communities continue to require significant cash outlays on both a short-term and long-term basis. While our current financial position is strong, and the new home market has seen a recovery from the initial reaction to the COVID-19 pandemic, the COVID-19 pandemic has had a significant impact on the US and California economies and our business and the extent and duration of the current environment is unknown. We are still planning for delays in the timing of expected land sales at Valencia and the Great Park Neighborhoods, and in response we have limited development activities and expenditures. We expect to meet our cash requirements for at least the next 12 months with available cash, proceeds from land sales in Valencia, distributions from our unconsolidated entities and collection of management fees under our various management agreements.

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
We continue to analyze the impact of various potential timeline delays to our communities as a result of COVID-19. In each scenario, we currently expect to have sufficient capital to fund the horizontal development of our communities in accordance with our development plan for several years. However, the duration and lasting effects of COVID-19 are unknown, we may experience cost increases, our plans may change or circumstances may arise that result in our needing additional capital to execute our development plan. In addition, the level of capital expenditures in any given year may vary due to, among other things, the number of communities or neighborhoods under development and the number of planned deliveries, which may vary based on market conditions. We may seek to raise additional capital by accessing the debt or equity capital markets or with one or more revolving or term loan facilities or other public or private financing alternatives. These financings may not be available on attractive terms, or at all.
Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating activities	$(148,383)	$(164,725)
Investing activities	34,136	710
Financing activities	(17,500)	(38,682)
Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales, management services, operating property results and returns on capital invested in our unconsolidated entities. Cash outflows are comprised primarily of cash outlays for horizontal development costs, interest payments on our senior notes, employee compensation and selling, general, and administrative costs. Our operating cash flows may vary significantly each year due to the timing of land sales and the development efforts related to our communities and unconsolidated entities.
Net cash used in operating activities decreased by $16.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and selling, general, and administrative costs. During the six months ended June 30, 2020, we received a total distribution of $56.3 million from the Gateway Commercial Venture, of which $22.4 million is reflected as a return on our investment. During the six months ended June 30, 2019, we settled the accrued interest on the Macerich promissory note of $11.1 million. We also used $24.6 million and $19.7 million during the six months ended June 30, 2020 and 2019, respectively, for interest due on our senior notes.
Cash Flows from Investing Activities. Net cash provided by investing activities was $34.1 million for the six months ended June 30, 2020 compared to $0.7 million net cash provided by investing activities for the six months ended June 30, 2019.

For the six months ended June 30, 2020, we received a total distribution of $56.3 million from the Gateway Commercial Venture, of which $33.9 million is reflected as a return of our investment. During the six months ended June 30, 2019, we received a return of our investment in the Gateway Commercial Venture of $2.0 million. For the six months ended June 30, 2020, we also received a distribution of $1.7 million from our indirect legacy interest in the Great Park Venture. In both periods, the distributions were offset by our purchases of properties and equipment.
Cash Flows from Financing Activities. Net cash used in financing activities was $17.5 million for the six months ended June 30, 2020 compared to $38.7 million net cash used in financing activities for the six months ended June 30, 2019.
We used $5.5 million and $4.1 million during the six months ended June 30, 2020 and 2019, respectively, to net settle certain share-based compensation awards with employees for tax withholding purposes. For the six months ended June 30, 2020, we made a noncontrolling interest tax distribution of $4.6 million in accordance with the Operating Company's Limited Partnership Agreement (“LPA”). The tax distribution is treated as an advance distribution under the LPA. We also made a payments of $7.4 million to reduce our related party reimbursement obligation during the six months ended June 30, 2020. During the six months ended June 30, 2019, we received cash proceeds of $25.0 million related to the issuance of San Francisco Venture Class C units to an affiliate of Lennar (see Note 5 to our condensed consolidated financial statements included under Part I, Item 1 of this report) and repaid the Macerich promissory note of $65.1 million.
Changes in Capital Structure
During the six months ended June 30, 2020, our ownership percentage in the operating company increased to 62.5%, primarily due to the operating company issuing us additional Class A units in connection with our issuance of Class A common shares under our share-based compensation plan. Additionally, we reacquired approximately 0.4 million restricted Class A common shares from employees for income tax withholding purposes that resulted in the operating company retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Class A units of the operating company:
Held by us	69,056,591	68,788,257
Held by noncontrolling interest members	41,363,271	41,363,271
	110,419,862	110,151,528
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	148,290,135	148,021,801

At June 30, 2020, we had 79,233,544 Class B common shares that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed at our election for our Class A common shares or cash.
Contractual Obligations and Commitments
Other than below, our contractual obligations have not changed materially from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

On April 1, 2020, we were obligated to make an $18.6 million payment under our related party reimbursement obligation. We entered into a new agreement, however, on April 1, 2020, pursuant to which the related party affiliate agreed to defer our reimbursement obligation with respect to $12.6 million of the total payment for a period of five years. The deferred $12.6 million reimbursement amount will accrue interest at a rate of 6% per year and can be prepaid by us at any time without any premium or penalty. We paid the $6.0 million non-deferred portion of the reimbursement obligation on April 1, 2020. Additionally, during 2020, we have been notified by related party affiliates that certain reimbursements that were previously expected to be due in 2020 have been deferred. These deferred amounts continue to incur interest at the original interest rate. Subject to extensions, the Company currently expects to make reimbursement payments of $49.4 million, $6.0 million, $26.9 million and $12.6 million in the balance of 2020, 2021, 2022 and 2025, respectively.
We are committed under various letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $1.8 million and $2.4 million at June 30, 2020 and December 31, 2019, respectively. At both June 30, 2020 and December 31, 2019, we had $1.4 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of June 30, 2020, we were using approximately $0.3 million in capacity under the revolving credit facility to support LOCs. In the ordinary course of business and as a part of the entitlement and development process, we are required to provide performance bonds to ensure completion of certain development obligations. We had outstanding performance bonds of $243.7 million as of June 30, 2020.
At June 30, 2020, we had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the six months ended June 30, 2020 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Recently Issued Accounting Pronouncements and Developments
See Note 2 to our condensed consolidated financial statements included under Part I, Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2020.
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
As of June 30, 2020, we had outstanding consolidated net indebtedness of $616.8 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2020.
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
ITEM 1A.  Risk Factors
In addition to the risk factors previously identified in our Annual Report on Form 10-K for the year ended December 31, 2019, we have added the following risk factor to expand our discussion of risks related to public health issues and other events that may impact our business.
Our business has been disrupted by the present outbreak and worldwide spread of COVID-19 and could be materially and adversely affected by COVID-19 or by a similar epidemic or pandemic, or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.
The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In late 2019, a novel coronavirus (COVID-19) emerged in the Wuhan region of China and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions, requiring closure of non-essential businesses and recommending people remain at home in all of the markets we serve. In response to these steps, we have temporarily limited development activities at our communities, shifted substantially all of our office functions to work remotely, placed restrictions on business travel for our employees, and imposed mandatory quarantine periods for employees who may have been exposed to COVID-19.
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

Date: August 7, 2020