Form 10-K
period 2020-12-31
Five Point Holdings, LLC
filed 2021-03-10
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was approximately $268.2 million.
As of February 28, 2021, 68,758,347 Class A common shares and 79,233,544 Class B common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

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
We caution you that any forward-looking statements presented in this report are based on our current views and information currently available to us. Forward-looking statements are subject to risks, trends, uncertainties and factors that are beyond our control. We believe these risks and uncertainties include, but are not limited to, the following:
•uncertainties and risks related to public health issues such as a major epidemic or pandemic, including COVID-19;
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
DEFINITIONS
In this report:
•“acres” refers to gross acres, which includes unsaleable land, such as land on which major roads will be constructed, public parks, water quality basins, public school sites and open space;
•“Castlelake” refers to Castlelake, L.P.;
•“company,” “our company,” “us,” “we,” and “our” refer to Five Point Holdings, LLC, together with its consolidated subsidiaries;
•“CPHP” refers to CPHP Development, LLC and its subsidiaries, the entities that acquired certain assets, and assumed certain liabilities, from the San Francisco Venture immediately prior to the formation transactions;
•“Five Point Gateway Campus” refers to approximately 73 acres of commercial land in the Great Park Neighborhoods, on which four buildings have been constructed with an aggregate of one million square feet of research and development and office space;
•“formation transactions” refers to the transactions effected on May 2, 2016, in which, among other things, (1) we acquired an interest in, and became the managing member of, the San Francisco Venture, (2) the limited liability company agreement of the San Francisco Venture was amended and restated to provide for the possible future exchange of the remaining interests in the San Francisco Venture for interests in our operating company, (3) we acquired a 37.5% percentage interest in the Great Park Venture, and became the administrative member of the Great Park Venture, and (4) we acquired the management company. See “Part I, Item 1. Business—Structure and Formation of Our Company”;
•“FP LP” refers to Five Point Communities, LP, a Delaware limited partnership;
•“FP LP Class B partnership interests” or “Class B partnership interests in FP LP” refer to partnership interests in FP LP owned by Lennar and FPC-HF that are entitled to receive distributions equal to the amount of any incentive compensation payments under the amended and restated development management agreement that are attributable to payments on legacy interests in the Great Park Venture;
•“FP Inc.” refers to Five Point Communities Management, Inc., a Delaware corporation, which is the general partner of, and owns a 0.5% Class A limited partnership interest in, FP LP;
•“FPC-HF” refers to FPC-HF Venture I, LLC, a Delaware limited liability company, which is owned, directly or indirectly, by an affiliate of Castlelake, an affiliate of Lennar and certain employees of the management company;
•“FPL” refers to our subsidiary, Five Point Land, LLC, a Delaware limited liability company, which owns Newhall Land & Farming;
•“fully exchanged basis” assumes (1) the exchange of all outstanding Class A units of the operating company for our Class A common shares on a one-for-one basis, (2) the exchange of all outstanding Class A units of the San Francisco Venture for our Class A common shares on a one-for-one basis and (3) the conversion of all of our outstanding Class B common shares into Class A common shares;
•“Gateway Commercial Venture” refers to Five Point Office Venture Holdings I, LLC, a Delaware limited liability company, which owns portions of the Five Point Gateway Campus;
•“Great Park Venture” refers to Heritage Fields LLC, a Delaware limited liability company, which is developing Great Park Neighborhoods;
•“homes” includes single-family detached homes, single-family attached homes and apartments for rent;
•“homesite” refers to a residential lot or a portion thereof on which a home will be built;
•“legacy interests” refers to membership interests in the Great Park Venture, which are currently held by the entities that owned the Great Park Venture immediately prior to the formation transactions, and entitle them to receive priority distributions from the Great Park Venture in an aggregate amount equal to $565 million ($431 million of which has been paid as of the date of this report);
•“Lennar” refers to Lennar Corporation and its subsidiaries;
•“management company” refers, collectively, to FP LP and FP Inc., which have historically managed the development of Great Park Neighborhoods and Valencia (formerly known as Newhall Ranch);
•“Newhall Land & Farming” refers to The Newhall Land and Farming Company, a California limited partnership, which is developing Valencia (formerly known as Newhall Ranch);
•“operating company” refers to Five Point Operating Company, LP, a Delaware limited partnership;
•“our communities” refers to the communities that we are developing, including Valencia (formerly known as Newhall Ranch) in Los Angeles County, Candlestick and The San Francisco Shipyard in the City of San Francisco, and Great Park Neighborhoods in Orange County, but excluding the Treasure Island community in the City of San Francisco and the Concord community in the San Francisco Bay Area, for which we have previously provided development management services, but in which we did not own any interest.
•“percentage interests” refers to membership interests in the Great Park Venture that entitle the holders to receive all distributions from the Great Park Venture after priority distributions have been paid to the holders of the legacy interests in the Great Park Venture; and
•“San Francisco Venture” refers to The Shipyard Communities, LLC, a Delaware limited liability company, which is developing Candlestick and The San Francisco Shipyard.

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
Structure and Formation of Our Company
In 2009, our company was formed as a limited liability company to acquire ownership of Newhall Land & Farming, which is developing our Valencia community (formerly known as Newhall Ranch). Emile Haddad, our Chairman and Chief Executive Officer, and members of our management team were an integral part of the formation of our company, and Mr. Haddad has served on our board of directors since our inception. Our management company was formed in 2009 as a joint venture between Mr. Haddad and Lennar to originally manage the development of Valencia, and in 2010 it became the development manager of our Great Park Neighborhoods community. In May 2016, we completed the formation transactions to combine our company with the management company, and among other things, we acquired an interest in the San Francisco Venture, which is developing our Candlestick and The San Francisco Shipyard communities, and we acquired a 37.5% percentage interest in the Great Park Venture, which is developing Great Park Neighborhoods. In August 2017, we acquired a 75% interest in the Gateway Commercial Venture, the entity that owns portions of the Five Point Gateway Campus.
The diagram below presents a simplified depiction of our current organizational structure.
(1) Through a wholly owned subsidiary, we serve as sole managing general partner of the operating company, and as of December 31, 2020, we owned approximately 62.5% of the outstanding Class A units of the operating company. We conduct all of our businesses in or through the operating company, which owns, directly or indirectly, equity interests in, and controls the management of, FPL, the San Francisco Venture and the management company. Class A units of the operating company that we do not own are held by affiliates of Lennar, Castlelake, and Mr. Haddad and can be exchanged on a one-for-one basis, at our option, for either Class A common shares or cash equal to the fair market value of such shares. Until Class A units of the operating company are exchanged or redeemed, the capital associated with Class A units of the operating company not held by us is presented within "noncontrolling interests" on our consolidated balance sheet. Based on the closing price of our Class A common shares on February 28, 2021 ($6.56), our market capitalization on a fully exchanged basis was approximately $971.0 million.
(2) The operating company owns all of the outstanding Class B units of the San Francisco Venture. The Class A units of the San Francisco Venture, which are owned by affiliates of Lennar and Castlelake, are intended to be economically equivalent to Class A units of the operating company. As the holder of all outstanding Class B units of the San Francisco Venture, the operating company is entitled to receive 99% of available cash from the San Francisco Venture after the holders of Class A units in the San Francisco Venture have received distributions equivalent to the distributions, if any, paid on Class A units of the operating company. Class A units of the San Francisco Venture can be exchanged, on a one-for-one basis, for Class A units of the operating company. Until exchanged or redeemed through the operating company, the capital associated with Class A units of the San Francisco Venture is presented within "noncontrolling interests" on our consolidated balance sheet.
(3) We hold our interest in FPL directly and indirectly through the operating company and the management company.
(4) Through a wholly owned subsidiary, the operating company owns a 37.5% percentage interest in the Great Park Venture. Holders of legacy interests in the Great Park Venture are entitled to receive priority distributions in an amount equal to $565.0 million, of which $431.3 million has been distributed as of February 28, 2021. We are the administrative member of the Great Park Venture. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. We have two votes, and the other three voting members each have one vote, so we are unable to approve any major decision without the consent or approval of at least two of the other voting members. We do not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in our consolidated financial statements.
(5) Through a wholly owned subsidiary, the operating company owns a 75% interest in the Gateway Commercial Venture and serves as its manager. However, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by us and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. The Gateway Commercial Venture owns one of the four buildings and approximately 50 acres of commercial land with additional development rights at the Five Point Gateway Campus. We do not include the Gateway Commercial Venture as a consolidated subsidiary, but rather as an equity method investee, in our consolidated financial statements.
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

Our planning and development process involves the following components:
Master planning.    We design all aspects of our communities, creating highly desirable places to live, work, shop and enjoy an active lifestyle. Our designs include a wide range of amenities, such as high quality public schools, parks and recreational areas, entertainment venues and walking and biking trails. Each community is comprised of several villages or neighborhoods, each of which offers a range of housing types, sizes and prices. In addition to the master land planning we undertake for each community, we typically create the floorplans and elevations for each home, as well as the landscape design for each neighborhood, considering each neighborhood’s individual character within the context of the overall plan for the community. For the commercial aspects of our communities, we look for commercial enterprises that will best add value to the community by providing needed services, additional amenities or local jobs. In designing the overall program at each community, we consider the appropriate balance of housing and employment opportunities, access to transportation, resource conservation and enhanced public open spaces and wildlife habitats. We continually evaluate our plans for each community, and make adjustments that we deem appropriate based on changes in local economic factors and other market dynamics.
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
Our Segments
We have organized our operations into four reportable segments, three of which are tied to our communities (our Valencia (formerly Newhall), San Francisco and Great Park segments) and one relating to our commercial operations (our Commercial segment). Our operations relating to these segments are discussed in more detail below in the sections titled “Our Communities” and “Commercial.”
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
In December 2019, we completed our first residential land sales in the first development area at Valencia. As of December 31, 2020, we had sold or entered into sales contracts for 1,268 homesites.
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
The first homesites at the Great Park Neighborhoods were sold in April 2013 and, as of December 31, 2020, the Great Park Venture had sold 6,196 homesites (including 709 affordable homesites) and commercial land allowing for development of up to 2 million square feet of commercial (research and development) space. The Great Park Venture reacquired the development rights to approximately one million square feet that had been previously sold. For additional information about the commercial land sale, see “—Commercial” below.
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
In August 2017, the Gateway Commercial Venture, in which we own a 75% interest, acquired the Five Point Gateway Campus, consisting of approximately 73 acres of commercial land in the Great Park Neighborhoods. The Five Point Gateway Campus currently includes approximately one million square feet planned for research and development, medical and office space in four buildings, which are designed to accommodate thousands of employees. In May 2020, the Gateway Commercial Venture closed on the sale of one building including approximately 11 acres of land within the campus to City of Hope, which intends to develop and operate a comprehensive cancer care center and build a future micro hospital. In August 2020, the Gateway Commercial Venture closed on the sale of two buildings to a real estate management company and operator. Our corporate headquarters are located in the fourth building, which remains owned by the Gateway Commercial Venture. In addition to the fourth building, the Gateway Commercial Venture owns approximately 50 acres of commercial land with additional development rights at the campus.
Other Properties
We own approximately 16,000 acres adjacent to our Valencia community in Ventura County that are primarily used for agriculture and energy operations. We also own approximately 500 acres of remnant commercial, residential and open space land in Los Angeles County that is planned to be sold or deeded to third parties as we develop our Valencia community.
Development Management Services
Through the management company, we receive fees for providing development management services for Great Park Neighborhoods and for providing property management services to the Gateway Commercial Venture. Additionally, we previously provided certain (but not all) development management services to other ventures in which Lennar is an investor (management services with respect to the Treasure Island Community and the Concord Community were terminated in 2018 and early 2020, respectively) and to CPHP in connection with their involvement in real estate activities at The San Francisco Shipyard.
Competition
We compete with other residential, retail and commercial property developers in the development of properties in the Northern and Southern California markets. Significant factors that we believe allow us to compete effectively in this business include:
•the size and scope of our mixed-use, master-planned communities located in desirable and supply constrained California coastal markets;
•the recreational and cultural amenities available within our communities;
•the commercial centers in our communities;
•our relationships with homebuilders;
•the proximity of our communities to major metropolitan areas;
•experienced and proven leadership with expertise in partnering with governmental entities;
•significant discretion in timing and amount of land development expenditures; and
•flexible capital structure with a conservative operating philosophy.

Seasonality
Our business and results of operations are not materially impacted by seasonality, however, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods as a result of the sequencing of the development of our communities.
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
Development areas within our communities are at various stages of planning and development and, therefore, have received different levels of discretionary entitlements and approvals. In some cases, development areas have obtained entitlements and approvals allowing homes and commercial buildings to be built and sold, and in other cases development areas require further discretionary entitlements or approvals prior to the commencement of construction. In the past, our approvals have been challenged by third parties.

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
Investments in Real Estate Mortgages
We may, at the discretion of our board of directors, invest in mortgages and other types of real estate interests, but we do not currently, nor do we currently intend to, engage in these activities. If we choose to invest in mortgages, we would expect to invest in mortgages secured by real property interests. We do not have a policy that restricts the proportion of our assets that may be invested in a type of mortgage or any single mortgage or type of mortgage loan.
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
Human Capital
We are innovators and collaborators in the evolution of cities in coastal California, and our associates are the force behind the success of our communities. We maintain a relatively flat organizational structure, which encourages our associates to contribute and to grow their roles within the company without the limitations imposed by a rigid hierarchy.
We believe in cultivating a work environment that fosters inclusion, diversity of thought, professional development and opportunities to grow and share innovative ideas across all our community elements. Our associates are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our associates must adhere to a code of business conduct and ethics that sets standards for appropriate behavior and participate in required training on preventing and identifying harassment and discrimination.
We believe that diversity within our employee base helps us to incorporate a wide range of perspectives into the development of our communities. We feel that the many cultures that live in our communities reflect the diverse mix of our associates. At December 31, 2020, females constituted approximately 46% of our workforce, and ethnic and racial minorities constituted approximately 43% of our workforce.
We conduct an annual internship program as a means to developing a pipeline of young professional talent, gaining insight into new and emerging trends, fostering mentorship skills among our existing associates and reducing recruitment expenses.
We have designed our compensation and benefits programs to attract, retain and engage talented individuals. Our compensation programs are aligned with key company-wide and individual objectives, which are evaluated on an annual basis. Our associates are eligible for medical, dental and vision insurance, a 401(k) plan with matching contributions, health savings and flexible spending accounts, paid time off, life and disability insurance, various wellness programs, paid parental leave and employee assistance programs. The compensation committee of our board of directors annually reviews the terms of our benefits programs made available to our associates.

We are dedicated to supporting and engaging with our communities through charitable donations, community outreach programs and the development of public schools, parks and other amenities. In addition to charitable initiatives of the company, we encourage and provide the flexibility to allow our associates to pursue outside interests and to make a difference in their local communities.
In response to the COVID-19 pandemic, we took immediate steps to protect the health and well-being of our associates, sub-contractors and trade partners. Beginning in March 2020, all of our associates started working remotely with access to necessary systems and resources to ensure business continuity. Substantially all of our associates continue to work remotely, and we have utilized various technological resources to expand the use of virtual interactions, including weekly company-wide meetings, which we use to keep the team informed of the company’s plans regarding the evolving nature of the work environment.
We implemented a new COVID-19 Prevention Program, which sets forth COVID-19-related safety protocols and procedures, and we created worksite-specific operational plans for the limited number of locations at which associates have returned to work on site. The COVID-19 Prevention Program and worksite plans incorporate numerous safety protocols, including social distancing, mask wearing, cleaning procedures, daily health checks, and contact tracing and notification procedures. In addition, we provide paid time off for associates directly impacted by COVID-19.
At December 31, 2020, we had approximately 160 employees.
Information about our Executive Officers
The following individuals are our executive officers:

Name	Age	Position
Emile Haddad	62	Chairman, President and Chief Executive Officer
Erik R. Higgins	53	Chief Financial Officer and Vice President
Michael Alvarado	55	Chief Legal Officer, Vice President and Secretary
Lynn Jochim	57	Chief Operating Officer
Greg McWilliams	69	Chief Policy Officer
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
Risks Related to Our Business and Industry
Our business has been disrupted by the present outbreak and worldwide spread of COVID-19 and could be materially and adversely affected by COVID-19 or by a similar epidemic or pandemic, or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.
The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. The current COVID-19 pandemic has resulted in federal, state and local governments and private entities mandating various restrictions, requiring closure of non-essential businesses and recommending people remain at home in all of the markets we serve. In response to these steps, we temporarily limited development activities at our communities, shifted substantially all of our office functions to work remotely, placed restrictions on business travel for our employees, and imposed mandatory quarantine periods for employees who may have been exposed to COVID-19.
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence and consumer confidence. There is significant uncertainty regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will disrupt the U.S. economy. Our business could be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 continue. Potential impacts could include asset impairments similar to the impairment of $26.9 million attributed to our investment in the Great Park Venture primarily as a result of expected delays in both the timing of land sales to builders and distributions to us causing a decline in the fair value of our investment in the Great Park Venture (see Part II, Item 7 of this report). If COVID-19 has a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted. COVID-19 also may have the effect of heightening many of the other risks described in the Risk Factors listed below.
There are significant risks associated with our development and construction projects that may prevent completion on budget and on schedule.
At our projects, we are engaged in extensive construction activity to develop each community’s infrastructure, including grading and installing roads, sidewalks, gutters, utility improvements, landscaping and shared amenities and other actions necessary to prepare each residential and commercial lot for construction. In addition, although we primarily rely on homebuilders to purchase homesites at our communities and construct homes, we may in the future construct a portion of the homes ourselves. For commercial or multi-family properties that we retain or acquire in the future, we may also construct the buildings ourselves. Our development and construction activities entail risks that could make our projects less profitable and otherwise adversely impact our financial condition and results of operations, including:
•increased construction costs, unavailability of raw materials when needed, and permitting or construction delays;
•claims for construction-related injuries, as well as claims for warranty, product liability and construction defects;
•labor stoppages or slowdowns and/or disputes with contractors, subcontractors or other third parties on whom we rely;
•federal, state and local grants to complete certain highways, interchange, bridge projects or other public improvements may not be available;

•unforeseen engineering, environmental or geological problems, including the potential impacts of climate change;
•compliance with environmental planning and protection regulations and related legal proceedings, including governmental regulations intended to reduce greenhouse gas emissions or ameliorate projected climate change impacts;
•liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings;
•delay or inability to acquire property, rights of way or easements; and
•weather-related and geological interference, including landslides, earthquakes, floods, drought, wildfires and other events, including rising sea-levels due to climate change.
We cannot assure you that projects will be completed on schedule or that construction costs will not exceed budgeted amounts. Failure to complete development or construction activities on budget or on schedule may adversely affect our financial condition and results of operations.
We will have to make significant investments at our properties before we realize significant revenues.
We currently plan to spend material amounts on horizontal development at our communities. Those expenditures primarily reflect the costs of developing the infrastructure at our properties, including grading and installing roads, sidewalks, gutters, utility improvements, landscaping and shared amenities and other actions necessary to prepare each residential and commercial lot for construction. We may experience cost increases, our plans may change, new regulations and regulatory plan modifications or court rulings may affect our ability to develop or the cost to develop the project or circumstances may arise that result in our needing additional capital to execute our development plan. We are also required to provide performance bonds and letters of credit in the ordinary course of business to governmental authorities and others to ensure the completion of our projects or in support of obligations to build community improvements. If we are not successful in obtaining additional financing to enable us to complete our projects or are unable to obtain performance bonds or letters of credit when required, we may experience further delays or increased costs, and our financial condition and results of our operations may be adversely affected.
Our communities are all located in California, which makes us susceptible to risks in that state.
Our communities are all located in California. We have no current plans to acquire any additional properties or operations outside of California and we expect, at least for a number of years, to be dependent upon our existing projects for all of our cash flow. As a result, we are susceptible to greater risks than if we owned a larger or more geographically diverse portfolio. California also continues to suffer from severe budgetary constraints, which may result in the layoff or furlough of government employees, and California is regarded as more litigious and more highly regulated and taxed than many other states. Any adverse change in the economic, political, competitive or regulatory climate in California, or the counties and cities where our properties are located, could adversely affect our real estate development activities and have a negative impact on our financial condition and results of operations.
In addition, historically, California has been subject to natural disasters, including earthquakes, droughts, floods, wildfires and severe weather, and coastal locations may be particularly susceptible to climate stress events or adverse localized effects of climate change, such as sea-level rise and increased storm frequency or intensity. We therefore have greater exposure to the risks of natural disasters, which can lead to power shortages, shortages of labor and materials, increased costs, and delays in development. The occurrence of natural disasters may also negatively impact the demand for new homes in affected areas. If our insurance does not fully cover losses resulting from these events, our financial condition and results of operations could be adversely affected. Additionally, if drought conditions continue in California, state and local authorities could enact restrictions or moratoriums on building permits and access to utilities, such as water and sewer taps, which could delay or prevent our construction activities, as well as the construction of homes and commercial buildings, even when we have obtained water rights for our communities.
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
We cannot give any assurance that title to our properties will not be challenged or impugned, and we cannot be certain that we have or will acquire valid title to our properties. Further, we cannot give any assurance that there are not any liens, encumbrances, mortgages, impositions, fines, violations, levies, superior title claims or other title defects or title issues (collectively, “title defects”) with respect to our properties. The lack of good, marketable fee title, or the existence of any existing title defects with respect to our properties, could materially and adversely affect our properties, including by resulting in: (1) chain of title issues (such as impediments to the potential sale, transfer, assignment or grant of any fee or leasehold interests in all or any portion of our properties); (2) financing issues (such as impediments to qualifying for a line of credit, mortgage or private equity financing); (3) development issues (such as impediments to qualifying for governmental licenses and permits or construction financing, delays in operations, or additional costs incurred in connection with any required corrective measures); (4) foreclosure, forfeiture and loss of fee title (such as resulting from a mortgage foreclosure, tax levy or rescission rights); (5) reduction of asset value; or (6) loss of revenue, capital or anticipated profits.
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
Risks Related to Laws and Regulations
Zoning and land use laws and regulations may increase our expenses, limit the number of homes or commercial square footage that can be built or delay completion of our projects and adversely affect our financial condition and results of operations.
Our communities are subject to numerous local, state, and federal laws and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters that impose restrictive zoning and density requirements in order to limit the number of homes or commercial square feet that can eventually be built within the boundaries of a particular area, as well as governmental taxes, fees and levies on the acquisition and development of land parcels. These regulations often provide broad discretion to the administering governmental authorities as to the conditions for our projects being approved, if approved at all. Further, if the terms and conditions of our existing development agreements with the Cities of Irvine and San Francisco are not complied with, existing entitlements under those agreements could be lost, including (in the case of San Francisco) the right to acquire certain portions of the land on which development activity is expected. New housing and commercial developments are often subject to determinations by the administering governmental authorities as to the adequacy of water and sewage facilities, roads and other local services, and may also be subject to various assessments for schools, parks, streets, affordable housing and other public improvements. As a result, the development of properties may be subject to periodic delays in certain areas due to the conditions imposed by the administering governmental authorities. Due to building moratoriums, zoning changes or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the areas in which our properties are located, our communities may also be subject to periodic delays, or we could be precluded entirely from developing in certain communities or otherwise restricted in our business activities. Such moratoriums or zoning changes can occur either prior or subsequent to commencement of our development operations, without notice or recourse. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdictions. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development. As a result, revenue from land sales or leasing of retail or other commercial space may be adversely affected, or costs may increase, which could negatively affect our financial condition and results of operations.

We incur significant costs, and may be subject to delays, in obtaining entitlements, permits and approvals before we can begin development or construction of our projects and begin to recover our costs.
Before any of our projects can generate revenues, we make material expenditures to obtain entitlements, permits and development approvals. It generally takes several years to complete this process and completion times vary based on complexity of the project and the community and regulatory issues involved. Changing market conditions during the entitlement period could negatively impact our revenue from land sales or leasing of retail or other commercial space. Historically, certain of our entitlements, permits and development approvals have been challenged by third parties, such as environmental groups. Future entitlements, permits and development approvals that we will need to obtain for development areas within our communities may be similarly challenged.
As a result of the time and complexity involved in obtaining approvals for our projects, we face the risk that demand for residential and commercial properties may decline, and we may be forced to sell or lease properties at prices or rates that generate lower profit margins than we anticipated or that would result in losses. If values decline, we may be required to make material write-downs of the book value of our real estate assets or real estate investments.
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
We have incurred costs and expended funds, and may do so again in the future, to comply with environmental requirements, such as those relating to discharges or threatened discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances, including asbestos-containing materials. Under these and other environmental requirements, as a property owner or operator, we may be required to investigate and clean up hazardous or toxic substances or chemical releases at our communities or properties currently or formerly owned or operated by us, including as a result of the current and former oil and gas leasing operations at Valencia or as a result of prior activities conducted at the El Toro Base or The San Francisco Shipyard. Some of our properties have been or may be impacted by contamination arising from these or other prior uses of these properties or adjacent properties. In this regard, certain portions of the El Toro Base and The San Francisco Shipyard have been or currently are listed on the USEPA’s National Priorities List as sites requiring cleanup under federal environmental law. Although the U.S. Navy has been primarily responsible for investigation and cleanup activities at these properties and will continue to have liability for future contamination that is discovered, we also may incur costs for investigation or cleanup of contamination that is discovered or disturbed during the course of our future development activities or otherwise. Similarly, in the event that oil and gas operators at Valencia do not fully remediate contamination resulting from such operations, we may incur such costs. As an owner and operator of real property, we could be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination at or from such real property. We may also be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances or waste at such facilities, without regard to whether we comply with environmental laws in doing so.
Environmental laws and requirements typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under the laws related to such requirements has been interpreted to be joint and several, meaning a governmental entity or third party may seek recovery of the entire amount from us even if there are other responsible parties, unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances, or fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to sell, lease or otherwise use our property. While we currently have and may maintain insurance policies from time to time to mitigate some or all of these risks, insurance coverage for such claims may be limited or nonexistent. In addition, to the extent that we have indemnification rights against third parties relating to any such environmental liability or remediation costs, the indemnification may not fully cover such costs or we may not be able to collect the full amount of the indemnification from the third party. Significant investigation and cleanup activities are contemplated over the next few years for certain of The San Francisco Shipyard parcels, which will delay transfer of such parcels to us for development.
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
We are a holding company and our only investment is our interest in the operating company. The operating company conducts all of our operations and owns all of our assets. As a result, our cash flow depends upon the cash flow of the operating company and its ability to provide funds to us in the form of distributions, loans or otherwise. The distributions that we receive from the operating company are based on our ownership interest in it, which was 62.5%, as of December 31, 2020. The operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to the operating company’s partners, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of the operating company. Under the terms of the limited partnership agreement for the operating company, the operating company is obligated to make tax distributions to its partners, including us, subject to the restrictions described below. These tax distributions generally will be made on a pro rata basis. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the tax receivable agreement (“TRA”), which we expect could be significant.
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
As of December 31, 2020, Lennar owned Class A common shares and Class B common shares representing approximately 39% of our outstanding voting interests. One of our directors is the Executive Chairman of Lennar. Lennar is one of the nation’s largest homebuilders and has in the past purchased properties from us. In the future, we expect that we will sell additional properties to Lennar. Transactions between Lennar and us must be approved by our conflicts committee. Transactions between the Great Park Venture and Lennar must be approved by a majority of the members of the Great Park Venture (excluding us). Nonetheless, Lennar’s relationship with us could give it an advantage in bidding for properties that we own.
Lennar may also compete with us and may in the future bid for, and acquire for itself, properties that we may seek to acquire. Our operating agreement contains provisions that will permit Lennar to engage in such activities and transactions.
Lennar and Castlelake and their respective affiliates control approximately 56% of the voting power of our outstanding common shares and, as a result, are able to exercise significant influence over all matters requiring shareholder approval.
Holders of our Class A common shares and our Class B common shares vote together as a single class on all matters (including the election of directors) submitted to a vote of shareholders, with a share of each class entitling the holder to one vote. As of December 31, 2020, Lennar and Castlelake and their respective affiliates beneficially owned, in the aggregate, Class A common shares and Class B common shares representing approximately 39% and 17%, respectively, of the voting power of our outstanding common shares. As a result, if these shareholders act together (which they have not agreed to do), they and their affiliates are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control of us. These transactions may include those that other shareholders deem to be in their best interests and in which those other shareholders might otherwise receive a premium for their shares over their current prices.
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
Simultaneously with the completion of the formation transactions, we entered into a TRA with the holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors equal to 85% of the amount of cash savings, if any, in income tax we realize as a result of the structure of the formation transactions.
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
Due to the various factors that will affect the amount and timing of the tax benefits we will receive, it is not possible to determine the exact amount of payments that will be made under the TRA. If the TRA had been terminated on December 31, 2020, we estimate that the termination payment would have been approximately $108.5 million, assuming no material changes to the relevant tax law, that the aggregate value of our properties is equal to the value implied by such per share price and that LIBOR is 0.34%. However, this is merely an estimate, and the actual payments made under the TRA in the event that it is terminated or otherwise could be significantly greater.
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
Provisions in the operating company’s limited partnership agreement may delay, or make more difficult, an acquisition or change of control of us. These provisions could discourage third parties from making proposals involving an acquisition or change of control of us, although some holders of our Class A common shares might consider such proposals, if made, desirable. These provisions include:
•a requirement that the partners consent to a merger, consolidation or other combination involving the company or any sale, lease, exchange or other transfer of all or substantially all of our assets or all or any portion of our interest in the operating company unless certain criteria are satisfied; and
•our ability, as sole managing general partner, to cause the operating company to issue units with terms that could delay, defer or prevent a merger or other change of control without the consent of the other partners.
Anti-takeover provisions in our operating agreement or provisions of Delaware law could prevent or delay a change in control, even if a change of control would benefit our shareholders.
Provisions of our operating agreement, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control, even if a change in control would benefit our shareholders. These provisions include the following: (1) there is no cumulative voting in the election of directors; (2) our board of directors is classified so that approximately one-third of the directors are elected at each annual meeting of shareholders; (3) our board of directors is authorized to issue “blank check” preferred shares to increase the number of outstanding shares without shareholder approval; (4) shareholder action by written consent is not permitted; and (5) there are advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.
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
Risks Related to Financing and Indebtedness
We may need additional capital to execute our development plan, and we may be unable to raise additional capital on favorable terms.
We may need additional capital to execute our development plan with respect to vertical development. There can be no assurance that we will be able to obtain new debt or equity financing on favorable terms, or at all, including as a result of volatility in the credit and capital markets, increases in interest rates or a decline in the value of our properties or portions thereof.
In addition, we currently expect to obtain a portion of our capital from forms of public financing, including Community Facilities District (“CFD”) bond issuances, tax increment financing, and state and federal grants, which depend, in part, on factors outside of our control. CFDs are established when local government agencies impose a special property tax on real estate located within a specific district for the purpose of financing public improvements, including streets, water, sewage, drainage, electricity, public schools, parks and fire and police protection. Our ability to obtain funds from CFDs is dependent on the value of developed property in the specific district, the collection of general property taxes from property owners in the specific district, collection of special taxes from property owners in the specific district and market interest rates at the time the CFD bonds are issued. For tax increment financing, the amount of property tax that a specific district generates is set at a base amount and as property values increase, property tax growth above that base amount, net of property taxes retained by the municipal agencies, can be used to fund redevelopment projects within the district. Our ability to obtain funds from tax increment financing is dependent on the value of developed property in the specific district, the collection of general property taxes from property owners in the specific district, the time it takes the tax assessor to update the tax rolls and market interest rates at the time the tax increment bonds are issued.

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
As of December 31, 2020, we had approximately $625.0 million of total indebtedness of our 7.875% senior notes due 2025 (the “senior notes”). We also had $124.7 million available to be borrowed under our revolving credit facility as of December 31, 2020. Our indebtedness could subject us to many risks that, if realized, would adversely affect us, including the following:
•our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt, and a failure to pay would likely result in acceleration of such debt and could result in cross accelerations or cross defaults on other debt;
•our debt may increase our vulnerability to adverse economic and industry conditions;
•to the extent that we use a portion of our cash flow from operations to make payments on our debt, it reduces our funds available for operations, development, capital expenditures and future investment opportunities or other purposes;
•debt covenants may limit our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, executing our development plan or other purposes;
•restrictive debt covenants may limit our flexibility in operating our business, including limitations on our ability to make certain investments; incur additional indebtedness; create certain liens; incur obligations that restrict the ability of our subsidiaries to make payments to us; consolidate, merge or transfer all or substantially all of our assets; or enter into transactions with affiliates;
•to the extent that our indebtedness bears interest at a variable rate (such as our revolving credit facility), we are exposed to the risk of increased interest rates;
•debt covenants may limit our subsidiaries’ ability to make distributions to us; and
•if any debt is refinanced, the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.
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
Borrowings under our revolving credit facility bear interest at LIBOR plus an applicable margin. In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. The Alternative Reference Rates Committee in the United States has proposed that the Secured

Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to U.S. dollar LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The first publication of SOFR was released in April 2018. In November 2020, the Federal Reserve Board along with various independent groups announced the potential for certain U.S. dollar LIBOR tenors to continue to be published until June 2023. This change would allow most legacy U.S. dollar LIBOR contracts to mature before disruptions occur in the U.S. dollar LIBOR market, without the need to transition those contracts to SOFR. Whether or not SOFR or another reference rate attains market traction as a LIBOR replacement remains a question, and the future of LIBOR at this time is uncertain. Even with the Federal Reserve Board’s announcement about the extension, if the method for calculation of LIBOR changes, LIBOR is no longer available or lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our revolving credit facility. Further, we may need to renegotiate our revolving credit facility or other agreements that reference LIBOR to replace LIBOR with the new standard that is established. These uncertainties or their resolution also could negatively impact our borrowing costs and other aspects of our business and financial results.
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
We are an “emerging growth company,” as defined in the JOBS Act. An emerging growth company may take advantage of specified exemptions from various requirements that are otherwise applicable generally to public companies in the United States. These provisions include:
•an exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting; and
•reduced disclosure about the emerging growth company’s executive compensation arrangements.
We are also a “smaller reporting company” as defined under the Exchange Act. Beginning with our Quarterly Report on Form 10-Q that we will file for the first quarter of 2021, however, we will no longer be considered a “smaller reporting company.” As a smaller reporting company, we have been subject to reduced disclosure obligations in our periodic reports and proxy statements.
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
Although our Class A common shares are listed on the NYSE, an active trading market for our Class A common shares may not be sustained. Accordingly, no assurance can be given as to the liquidity of any market for our Class A common shares, the ability of our shareholders to sell their Class A common shares or the price at which such shares may be sold. In addition, the trading market for our Class A common shares is influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports. Any analysts who do cover us may make adverse recommendations regarding our shares. If analysts fail to cover us or publish reports about us at all, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
We also believe we have relatively low trading volume. Because of this limited trading volume, purchases and sales of large numbers of our shares may cause rapid price swings in our common shares. In addition, securities markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common shares. Any broad market fluctuations may adversely affect the trading price of our Class A common shares.
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
As of December 31, 2020, we had outstanding 69,051,284 Class A common shares. In addition, 79,257,314 Class A common shares are reserved for issuance upon exchange of Class A units of the operating company (including 37,870,273 Class A units of the operating company issuable upon exchange of Class A units of the San Francisco Venture) and conversion of our Class B common shares.
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
We have an effective shelf registration statement on Form S-3 under which we registered with the SEC the resale of Class A common shares held by certain of our existing shareholders and the Class A common shares that we may issue in exchange for Class A units of the operating company or Class A units of the San Francisco Venture. We are required to use our reasonable efforts to keep the Form S-3 registration statement (or a successor registration statement) effective until there are no longer any registrable securities other than Class A common shares that can be sold under Rule 144 without any limitation as to volume or manner of sale. In addition, 4,689,214 Class A common shares are available for future issuance under our incentive award plan.
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
General Risk Factors
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
We are developing new, vibrant and sustainable communities that, in addition to homesites, include commercial, retail, educational and recreational elements, as well as civic areas, parks and open spaces. We are the initial developer of our three communities that are designed to include approximately 40,000 residential homes and approximately 23 million square feet of commercial space over a period of more than 10 years. The properties we are developing at our mixed-use, master-planned communities are held as inventory in the ordinary course of the planning and development process. Please review “Part I, Item 1. Business—Our Communities” for a description of each of our communities and our commercial venture.

ITEM 3.     Legal Proceedings
On February 27, 2020, we and CP Development Co., LLC (an indirect subsidiary of ours) filed two lawsuits in the U.S. District Court for the Northern District of California. These lawsuits name as defendants the United States of America and Tetra Tech (and a Tetra Tech subsidiary), respectively. The lawsuits allege damages with respect to the financial harm resulting from (among other things) the delayed delivery to us of the remaining parcels of The San Francisco Shipyard, which parcels remain subject to further retesting by the U.S. Navy as a result of Tetra Tech’s allegedly fraudulent conduct. These lawsuits seek, in part, compensatory damages, equitable indemnification for the costs incurred in defending against the other lawsuits filed against us related to Tetra Tech’s activities, and attorneys’ fees.
Please refer to Note 11 of our consolidated financial statements included in Part II, Item 8 of this report, which is incorporated herein by reference, for descriptions of additional legal proceedings to which we are a party.
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
As of February 28, 2021, there were 70 and 8 holders of record of our Class A and Class B common shares, respectively.
Our board of directors may, from time to time, in its sole discretion, authorize our company to repurchase our outstanding shares. There were no repurchases of our shares during the year ended December 31, 2020.

Performance Graph
The following graph compares the cumulative total return of our Class A common shares with the S&P 500 and the S&P Homebuilders Select Industry Index from May 10, 2017 (the date our Class A common shares commenced trading on the NYSE) through December 31, 2020. The graph assumes $100 was invested at the market close on May 10, 2017 in our Class A common shares, the S&P 500 and the S&P Homebuilders Select Industry Index, and the reinvestment of all dividends.
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
During the twelve months ended December 31, 2020, no redemption notices were received from Class A Unit Holders.
ITEM 6.     Selected Financial Data
Reserved.

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
Overview
Our Company
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of December 31, 2020, approximately 62.5% of the operating company. The operating company directly or indirectly owns equity interests in:
•Five Point Land, LLC, which owns The Newhall Land & Farming Company, a California limited partnership, the entity that is developing Valencia (formerly known as Newhall Ranch), our community in northern Los Angeles County, California;
•The Shipyard Communities, LLC (the “San Francisco Venture”), which is developing Candlestick and The San Francisco Shipyard, our communities in the City of San Francisco, California;
•Heritage Fields LLC (the “Great Park Venture”), which is developing Great Park Neighborhoods, our community in Orange County, California;
•Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), which owns portions of the Five Point Gateway Campus, a commercial office and medical campus located within the Great Park Neighborhoods; and
•Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which provide development and property management services for the Great Park Neighborhoods and the Five Point Gateway Campus.
The operating company consolidates and controls the management of all of these entities, except for the Great Park Venture and the Gateway Commercial Venture. The operating company owns a 37.5% percentage interest in the Great Park Venture and a 75% interest in the Gateway Commercial Venture and accounts for its interest in both using the equity method. Please review “Structure and Formation of Our Company”, “Our Communities” and “Commercial” under Part I, Item 1 of this report for a description of our organizational structure, each of our communities and our commercial venture.
Operational Highlights
In 2020, we continued our horizontal land development activities at Valencia by investing in the community’s infrastructure, including grading and utility improvements. In the fourth quarter, we sold 487 homesites for a gross purchase price of $115.4 million and closed escrow on 442 of the homesites, resulting in gross proceeds of approximately $102.2 million. The remaining 45 homesites are expected to close in the latter part of 2021. In May 2020, we also closed 70 previously sold homesites at Valencia with a base purchase price of $16.6 million. Since our first land sales at Valencia in December 2019, we have sold or entered into sales contracts for 1,268 homesites. Our guest builders continue to prepare for the opening of the first development areas at Valencia, and we expect homes sales to begin in Summer 2021.

In 2020, the Gateway Commercial Venture closed on the sale of three buildings and approximately 11 acres of land at the Five Point Gateway Campus for a combined purchase price of $463.0 million. The sale of the buildings and land resulted in a total gain to the Gateway Commercial Venture of approximately $112.2 million, net of transaction costs. Additionally, the Gateway Commercial Venture made debt payments of $275.0 million to its lender and made total distributions of approximately $182.0 million to its members, of which approximately $136.5 million was distributed to us. Following these sales, the Gateway Commercial Venture retains ownership of one building and approximately 50 acres of commercial land with additional development rights at the campus.
In the first quarter of 2020, the Great Park Venture closed the second take down of a two-take down purchase and sale agreement. The first take down closed in 2019. The gross proceeds of the second take down were $20.3 million, representing the base purchase price for land entitled for 35 homesites.
In December 2020, we entered into a joint venture formed to provide land banking opportunities to homebuilders acquiring homesites at Valencia (the “Valencia Landbank Venture”). We made an initial contribution of $4.2 million and have a 10% interest in the Valencia Landbank Venture. 210 of the homesites sold at Valencia in December 2020 were sold to the Valencia Landbank Venture, and the Valencia Landbank Venture concurrently entered into option agreements with homebuilders for these homesites. We expect the Valencia Landbank Venture will continue to facilitate land sales at Valencia to certain homebuilders who are pursuing balance sheet alternatives to land acquisition and just-in-time delivery of homesites.
In response to the COVID-19 pandemic that was declared in early 2020, we took immediate steps to protect the health and well-being of our associates and to preserve the financial strength of the company. Beginning in March 2020, all our associates started working remotely with access to necessary systems and resources to ensure business continuity. Substantially all our associates are continuing to work remotely, however, our executive team has been working at our corporate headquarters, and certain field operations associates are working at our project sites. Our executive team analyzed the impact of projected land sale revenues being delayed and then assessed which variable expenditures should be deferred, accordingly. As a result, we immediately limited development activities at our communities to only those activities essential to supporting active homebuilding by builders and to meet our contractual obligations. Despite continued economic volatility, homebuilding ended up being a bright spot in 2020 due to consumer demand for more space and a historically favorable mortgage environment. At the Great Park Neighborhoods, after a significant but brief decline in home sales in March and April of 2020, our guest builders returned to consistent rates of home sales in the second half of 2020. We are optimistic that favorable market conditions will continue for our guest builders and have therefore resumed regular development activities. As we monitor trends in COVID-19 cases in California, we will manage our development activities and expenditures to coincide with projected demand for homesites by our guest builders.
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
Segments
Our four reportable segments are Valencia, San Francisco, Great Park and Commercial:

•Our Valencia segment (formerly Newhall) includes operating results related to the Valencia community and agricultural operations in Los Angeles and Ventura Counties, California.
•Our San Francisco segment includes operating results for the Candlestick and The San Francisco Shipyard communities, as well as results attributable to the development management services that we previously provided to affiliates of Lennar Corporation (“Lennar”) in the San Francisco Bay Area. Our management agreement with Lennar with respect to the Concord community was terminated in early 2020.
•Our Great Park segment includes operating results for the Great Park Neighborhoods community and development management services provided by the management company for the Great Park Venture.
•Our Commercial segment includes the operating results of the Gateway Commercial Venture’s ownership in the Five Point Gateway Campus and property management services provided by the management company for the Gateway Commercial Venture.
Results of Operations
The following tables and related discussions on the results of operations are for the fiscal years ended December 31, 2020 and 2019. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2019 for financial data and related comparative discussions on results of operations for the fiscal years ended December 31, 2019 and 2018.

The Company
The following table summarizes our consolidated historical results of operations for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
	(in thousands)
Statement of Operations Data
REVENUES:
Land sales	$69,398	$140,020
Land sales—related party	53,219	923
Management services—related party	28,132	39,580
Operating properties	2,870	3,857
Total revenues	153,619	184,380
COSTS AND EXPENSES:
Land sales	85,753	97,113
Management services	20,486	28,492
Operating properties	5,127	5,565
Selling, general, and administrative	83,504	103,586
Total costs and expenses	194,870	234,756
OTHER INCOME:
Interest income	1,369	7,844
Gain on settlement of contingent consideration—related party	—	64,870
Miscellaneous	356	48
Total other income	1,725	72,762
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	42,364	2,327
INCOME BEFORE INCOME TAX PROVISION	2,838	24,713
INCOME TAX PROVISION	(1,744)	(2,445)
NET INCOME	1,094	22,268
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,522	13,235
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(428)	$9,033
Revenues. Revenues decreased by $30.8 million, to $153.6 million for the year ended December 31, 2020, from $184.4 million for the year ended December 31, 2019. The decrease in revenues was primarily due to fewer land sales at our Valencia segment in 2020 compared to 2019.
Cost of land sales. The cost of land sales decreased by $11.4 million, to $85.8 million for the year ended December 31, 2020, from $97.1 million for the year ended December 31, 2019. The decrease in cost of land sales was attributable to fewer land sales at our Valencia segment in 2020 compared to 2019.
Cost of management services. Cost of management services decreased by $8.0 million, or 28.1%, to $20.5 million for the year ended December 31, 2020, from $28.5 million for the year ended December 31, 2019. The decrease was primarily due to less intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $20.1 million, or 19.4%, to $83.5 million for the year ended December 31, 2020, from $103.6 million for the year ended December 31, 2019. The decrease was primarily attributable to a decrease in employee related expenses.

Other income. Other income for the year ended December 31, 2019 consisted primarily of a $64.9 million gain recognized by our San Francisco segment pertaining to the settlement of a contingent consideration liability.
Equity in earnings from unconsolidated entities. Our consolidated results reflect our share in the earnings or losses of our interests in our unconsolidated entities, including the Great Park Venture and the Gateway Commercial Venture, within equity in earnings from unconsolidated entities on our consolidated statement of operations. Our segment results for the Great Park segment and the Commercial segment present the results of the Great Park Venture and the Gateway Commercial Venture at the book basis of the ventures within the respective segments.
Equity in earnings from unconsolidated entities increased by $40.0 million, to $42.4 million for the year ended December 31, 2020, from $2.3 million for the year ended December 31, 2019. The increase was primarily due to an increase in earnings from the Gateway Commercial Venture due to gains from the sale of land and three buildings during the year ended December 31, 2020. The increase was offset by fewer land sales at the Great Park Venture during year ended December 31, 2020 compared to the same period in 2019. At the end of the first quarter of 2020, we recognized an other-than-temporary impairment of $26.9 million attributed to our investment in the Great Park Venture that is included in equity in earnings from unconsolidated entities in our consolidated statement of operations. The impairment was primarily a result of expected delays in both the timing of land sales to builders and distributions to us causing a decline in the fair value of our investment in the Great Park Venture. In determining that the impairment was other-than-temporary, we concluded that it was uncertain if a near term recovery of value that was lost as a result of delays to expected land sales from the impacts of the COVID-19 pandemic would occur. See Note 4 to our consolidated financial statements included under Part II, Item 8 of this report. Additionally, included in the results of operations of our Valencia segment is our 10% interest in the Valencia Landbank Venture that was formed in 2020 to take assignment of land purchase and sale agreements for residential lots within the Valencia community and enter into option and development agreements with homebuilders who intend to purchase the lots from the Valencia Landbank Venture to ultimately construct and sell homes.
Income tax provision. All operations are carried on through our subsidiaries, the majority of which are pass-through entities that are generally not subject to federal or state income taxation, as all of the taxable income, gains, losses, deductions, and credits are passed through to the partners, including the partners of the operating company and the San Francisco Venture. We are responsible for income taxes on our allocable share of the operating company's income or gain. Pre-tax income of $2.8 million for the year ended December 31, 2020 resulted in a tax provision of $1.7 million. The tax provision was primarily the result of a $2.9 million decrease to our net deferred tax asset offset by a $1.9 million decrease to our deferred tax asset valuation allowance. Additionally, we recognized approximately $0.8 million of current state tax provision as a result of California Assembly Bill 85, which suspends the use of net operating losses in tax years 2020 through 2022. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at December 31, 2020 it is more likely than not that such net deferred tax assets will not be realized. Pre-tax income of $24.7 million for the year ended December 31, 2019 resulted in a tax provision of $2.4 million. The tax provision was the result of a $5.5 million decrease to our net deferred tax asset offset by a $3.1 million decrease to our deferred tax asset valuation allowance. Our effective tax rate, before changes in valuation allowance, for the year ended December 31, 2020 was substantially similar to our effective tax rate, before changes in valuation allowance, for the year ended December 31, 2019.
Net income attributable to noncontrolling interests. Until exchanged for our class A common shares or, at our election, cash, noncontrolling interests represent interests held by other partners in the operating company and members of the San Francisco Venture. Net income attributable to the noncontrolling interests on the consolidated statement of operations represents the portion of earnings attributable to the interests in our subsidiaries held by the noncontrolling interests.
Valencia Segment (formerly Newhall)
Our Valencia property consists of approximately 15,000 acres in northern Los Angeles County and is designed to include approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. Valencia is the continuation of our master-planned community where already today approximately 20,000 households reside and approximately 60,000 people work. We began selling homesites in the first development area at Valencia in 2019, and as of December 31, 2020 we had sold 1,268 homesites, comprised of 1,223 homesites that closed in either 2019 or 2020 and 45 homesites expected to close in the latter part of 2021.
    The following table summarizes the results of operations of our Valencia segment for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$69,398	$140,020
Land sales—related party	53,219	38
Operating properties	2,275	3,132
Total revenues	124,892	143,190
Costs and expenses
Land sales	85,753	97,113
Operating properties	5,127	5,565
Selling, general, and administrative	11,629	14,782
Total costs and expenses	102,509	117,460
Other income	379	49
Equity in loss from unconsolidated entity	(1,569)	—
Segment income	$21,193	$25,779
Land sales revenues and Land sales revenues—related party. Total land sales revenues decreased by $17.4 million, or 12.5%, to $122.6 million for the year ended December 31, 2020, from $140.1 million for the year ended December 31, 2019. The decrease in total land sales revenues was attributable to the recognition of revenue from the sale of land entitled for an aggregate of 512 homesites on approximately 52 acres during the year ended December 31, 2020 compared to the recognition of revenue from the sale of land entitled for an aggregate of 711 homesites on approximately 59 acres during the year ended December 31, 2019. The base purchase price was $118.7 million for the 2020 sales. We also recognized additional revenue of $3.7 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. The base purchase price was $135.2 million for the 2019 sales. We also recognized additional revenue of $4.7 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. In 2020, 210 of the homesites sold were purchased by the Valencia Landbank Venture, in which we own a 10% equity interest. Revenues associated with these closings are reported as land sales—related party. When we sell land to the Valencia Landbank Venture, we eliminate our pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land is sold by the Valencia Landbank Venture to third party homebuilders. All of the homesites sold in 2019 were sold to an unaffiliated land banking entity whereby a related party retained the option to acquire the homesites in the future from the land bank entity.
Cost of Land Sales. Cost of land sales during the years ended December 31, 2020 and 2019 were $85.8 million and $97.1 million, or 69.9% and 69.3% of total land sale revenues, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $3.2 million, or 21.3%, to $11.6 million for the year ended December 31, 2020, from $14.8 million for the year ended December 31, 2019. The decrease was mainly attributable to a decrease in employee related expenses, offset by an increase in community related selling and marketing expenses as we began to increase master marketing activities in anticipation of expected builder openings in the first half of 2021.
Equity in loss from unconsolidated entity. During the year ended December 31, 2020, we recognized equity in loss of $1.6 million from the Valencia Landbank Venture as a result of eliminating our pro-rata share of the intra-entity profits generated from the related party land sales.
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
Our development at Candlestick and The San Francisco Shipyard is not subject to San Francisco’s Proposition M growth control measure, which imposes annual limitations on office development and is applicable to all other developers with projects in the city. This means the full amount of permitted commercial square footage at Candlestick and The San Francisco Shipyard can be constructed as we determine, including all at once, even though Proposition M may delay new office developments elsewhere in San Francisco. In 2018, our disposition and development agreement with the City of San Francisco was amended to increase the total amount of commercial use at Candlestick and The San Francisco Shipyard by over two million square feet, most of which we anticipate will be for office use, and increases our total commercial space to approximately 6.3 million square feet.
At The San Francisco Shipyard, approximately 408 acres are still owned by the U.S. Navy and will not be conveyed to us until the U.S. Navy satisfactorily completes its finding of suitability to transfer, or “FOST,” process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Based on our discussions with the U.S. Navy, we had previously expected the U.S. Navy to deliver this property between 2019 and 2022. However, allegations that Tetra Tech, Inc. and Tetra Tech EC, Inc. (collectively, “Tetra Tech”), contractors hired by the U.S. Navy, misrepresented sampling results at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, criminal proceedings, lawsuits, and a determination by the U.S. Navy and other regulatory agencies to undertake additional sampling. As part of the 2018 Congressional spending bill, the U.S. Department of Defense allocated $36.0 million to help fund resampling efforts at The San Francisco Shipyard. An additional $60.4 million to fund resampling efforts was approved as part of a 2019 military construction spending bill. These activities have delayed the remaining land transfers from the U.S. Navy and could lead to additional legal claims or government investigations, all of which could in turn further delay or impede our future development of such parcels. Our development plans were designed with the flexibility to adjust for potential land transfer delays, and we have the ability to shift the phasing of our development activities to account for potential delays caused by U.S. Navy retesting, but there can be no assurance that these matters and other related matters that may arise in the future will not materially impact our development plans.
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

The following table summarizes the results of operations of our San Francisco segment for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Land sales—related party	$—	$885
Operating property	595	725
Management services—related party	835	2,385
Total revenues	1,430	3,995
Costs and expenses
Land sales	—	—
Management services	488	1,102
Selling, general, and administrative	11,297	17,873
Total costs and expenses	11,785	18,975
Other income—gain on settlement of contingent consideration, related party	—	64,870
Segment (loss) income	$(10,355)	$49,890
Management services—related party revenues. Management services revenues decreased by $1.6 million, or 65.0%, to $0.8 million for the year ended December 31, 2020, from $2.4 million for the year ended December 31, 2019. The decrease was primarily attributable to the termination of our management agreement with Lennar with respect to the Concord community in early 2020.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $6.6 million, or 36.8%, to $11.3 million for the year ended December 31, 2020, from $17.9 million for the year ended December 31, 2019. The decrease was mainly attributable to a decrease in employee related expenses.
Other Income. We were previously a party to an agreement with a related party that had planned to construct a retail shopping district at Candlestick. In early 2019, we were released from obligations to convey parcels of property on which the retail project was intended to be developed. As a result of the relief of these obligations, we recognized a gain of $64.9 million during the year ended December 31, 2019.
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

The Great Park Venture sold the first homesites in April 2013 and, as of December 31, 2020, had sold 6,196 homesites (including 709 affordable homesites) and commercial land allowing for development of up to 2 million square feet of commercial (research and development) space for aggregate consideration of approximately $2.6 billion.
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
The following table summarizes the results of operations of our Great Park segment for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$22,165	$137,699
Land sales—related party	2,662	133,271
Management services—related party	26,900	36,873
Total revenues	51,727	307,843
Costs and expenses
Land sales	15,304	179,836
Management services	19,998	27,390
Selling, general, and administrative	35,823	37,436
Management fees—related party	4,378	22,301
Total costs and expenses	75,503	266,963
Interest income	1,272	3,489
Segment (loss) income	$(22,504)	$44,369

Revenues. Revenues decreased by $256.1 million, or 83.2%, to $51.7 million for the year ended December 31, 2020, from $307.8 million for the year ended December 31, 2019. The decrease was primarily attributable to the recognition of revenue from the sale of land entitled for an aggregate of 35 homesites on approximately four acres during the year ended December 31, 2020 compared to the recognition of revenue from the sale of land entitled for an aggregate of 587 homesites on approximately 48 acres during the same period in 2019. Initial gross proceeds from the 2020 sale were $20.3 million, representing the base purchase price. The Great Park Venture also recognized $0.5 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive. Initial gross proceeds from the 2019 sales were $255.4 million, representing the base purchase price. We also recognized $6.0 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. During the years ended December 31, 2020 and 2019, revenues also included changes in estimates of variable consideration, including profit participation, from those amounts previously recorded by the Great Park Venture. During the years ended December 31, 2020 and 2019, the Great Park Venture recognized $3.6 million and $8.8 million in profit participation revenue, respectively. Revenues generated by the management company from development management services provided to the Great Park Venture include a base management fee, reimbursement for certain defined project team costs and the right to receive certain variable incentive compensation. Reduction in management services related party revenue was mainly attributable to changes in estimates of the amount of variable consideration pertaining to incentive compensation.
Cost of Land Sales. Cost of land sales in 2020 and 2019 was $15.3 million and $179.8 million, or 61.6% and 66.4% of total land sales revenues, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the consolidated statement of operations. During the year ended December 31, 2020, management services costs and expenses decreased by $7.4 million, or 27.0%, to $20.0 million, from $27.4 million for the year ended December 31, 2019. The decrease was primarily a result of changes in estimates in the utilization of the intangible asset. Intangible asset amortization expense was $8.6 million in 2020 compared to $15.6 million in 2019.
Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs, property maintenance expenses, project team and other administrative costs. Project team and certain other administrative costs that are reimbursed to the management company per the terms of the development management agreement are not eliminated for segment reporting. Selling, general, and administrative costs decreased by $1.6 million, or 4.3%, to $35.8 million for the year ended December 31, 2020, from $37.4 million for the year ended December 31, 2019. The lower expense during the year ended December 31, 2020 was mainly attributable to a decrease in marketing fee expenses incurred at the Great Park Neighborhoods.
Management fees—related party. Management fees decreased by $17.9 million, to $4.4 million for the year ended December 31, 2020, from $22.3 million for the year ended December 31, 2019. Management fees incurred by the Great Park Venture were comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid as a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The Great Park Venture recognized a credit of $2.4 million and $15.7 million in expense for incentive compensation fees during the years ended December 31, 2020 and 2019, respectively.

The table below reconciles the Great Park segment results for the years ended December 31, 2020 and 2019 to the equity in (loss) earnings from our investment in the Great Park Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.

	Year Ended December 31,
	2020	2019
	(in thousands)
Segment net (loss) income from operations	$(22,504)	$44,369
Less net income of management company attributed to the Great Park segment	6,902	9,483
Net (loss) income of Great Park Venture	(29,406)	34,886
The Company’s share of net (loss) income of the Great Park Venture	(11,027)	13,082
Basis difference amortization	(2,073)	(6,900)
Other-than-temporary investment impairment	(26,851)	—
Equity in (loss) earnings from Great Park Venture	$(39,951)	$6,182

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
The Five Point Gateway Campus is a commercial campus consisting of approximately 73 acres of land in the Great Park Neighborhoods acquired by the Gateway Commercial Venture in 2017. The Five Point Gateway Campus currently includes approximately one million square feet planned for research and development, medical and office space in four buildings, which are designed to accommodate thousands of employees. In 2020, the Gateway Commercial Venture sold three of the buildings and approximately 11 acres of land at the campus, generating $463.0 million in gross proceeds. Our corporate headquarters are located in the fourth building, which remains owned by the Gateway Commercial Venture. In addition to the fourth building, the Gateway Commercial Venture owns approximately 50 acres of commercial land with additional development rights at the campus.

The following table summarizes the results of operations of our Commercial segment for the years ended December 31, 2020 and 2019.

	Year ended December 31,
	2020	2019
	(in thousands)
Statement of Operations Data
Revenues
Rental and related income	$15,797	$25,881
Rental and related income—related party	8,444	8,276
Property management services—related party	397	322
Total revenues	24,638	34,479
Costs and expenses
Rental operating expenses	5,347	7,120
Interest	8,857	16,892
Depreciation	7,299	10,972
Amortization	2,113	4,129
Other expenses	1,040	184
Total costs and expenses	24,656	39,297
Other income—gain on asset sales, net	112,260	—
Segment income (loss)	$112,242	$(4,818)
Revenues. Revenues decreased by $9.8 million, or 28.5%, to $24.6 million for the year ended December 31, 2020, from $34.5 million for the year ended December 31, 2019. The decrease in revenues was mainly attributable to the Gateway Commercial Venture no longer receiving rental income attributed to the buildings that were sold in 2020.
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
In August 2020, the Gateway Commercial Venture closed on the sale of two buildings, comprising a total of approximately 660,000 square feet of research and development space currently leased to one tenant under a triple net lease for a purchase price of $355.0 million. The sale of the buildings, which had a carrying value of approximately $278.0 million, resulted in a gain of approximately $74.8 million, net of transaction costs. Concurrently, the Gateway Commercial Venture made a debt payment of $245.0 million to its lender and made total distributions to its members of approximately $107.0 million, of which approximately $80.3 million was distributed to us.
Costs and expenses. Costs and expenses decreased by $14.6 million, or 37.3%, to $24.7 million for the year ended December 31, 2020, from $39.3 million for the year ended December 31, 2019. As a result of the Gateway Commercial Venture’s asset dispositions and related debt repayments in 2020, cost and expenses, including interest, depreciation, and amortization expenses, were lower for the year ended December 31, 2020.

The table below reconciles the Commercial segment results for the years ended December 31, 2020 and 2019 to the equity in earnings (loss) from our investment in the Gateway Commercial Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.

	Year ended December 31,
	2020	2019
	(in thousands)
Segment net income (loss) from operations	$112,242	$(4,818)
Less net income of management company attributed to the Commercial segment	397	322
Net income (loss) of Gateway Commercial Venture	111,845	(5,140)
Equity in earnings (loss) from Gateway Commercial Venture	$83,884	$(3,855)

Liquidity and Capital Resources
At December 31, 2020, we had $298.1 million of consolidated cash and cash equivalents, compared to $346.8 million at December 31, 2019. As of December 31, 2020, no funds had been drawn on the operating company’s $125.0 million revolving credit facility. However, letters of credit of $0.3 million were issued and outstanding under the revolving credit facility as of December 31, 2020, thus reducing the available capacity to $124.7 million.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. In 2021, we will make interest payments of $49.2 million on our $625.0 million senior notes due 2025, and we expect to make $35.5 million in principal payments under our related party reimbursement obligation. Reimbursement payments may be deferred when our related party receives an extension on the maturity date of the associated EB-5 loan liability.
The development stages of our master-planned communities continue to require significant cash outlays on both a short-term and long-term basis, and we expect to invest significant amounts on continued horizontal development at Valencia in 2021. While our current financial position is strong, and the new home market has seen a recovery from the initial reaction to the COVID-19 pandemic, the pandemic has had a significant impact on the U.S. and California economies and our business, and the extent and duration of the current environment is unknown. We will continue to manage our development activities and expenditures to coincide with projected demand for homesites by our guest builders. We expect to meet our cash requirements for at least the next 12 months with available cash, in addition to proceeds from land sales in Valencia, distributions from our unconsolidated entities and collection of management fees under our various management agreements.
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
In 2004, our defined benefit pension plan was amended to cease future benefit accruals for services provided by participants of the plan and to close the plan to new participants. We do not anticipate making contributions to our pension plan over the next twelve months. We believe the pension plan is currently appropriately funded, however, declines in the value of the plan’s assets could result in increased funding requirements in the long-term.
We are committed under various letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $1.3 million and $2.4 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, we had $1.0 million and $1.4 million, respectively, in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of December 31, 2020, we were using approximately $0.3 million in capacity under the revolving credit facility to support LOCs.
As a part of the entitlement and development process, we are required to provide performance bonds to ensure completion of certain development obligations. We had outstanding performance bonds of $229.6 million as of December 31, 2020.
At December 31, 2020, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.

Contractual Obligations
The following table aggregates certain of our cash contractual obligations and commitments as of December 31, 2020:

	Payment due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes payable	$625,000	$—	$—	$625,000	$—
Interest commitment on senior notes	246,094	49,219	98,438	98,437	—
Operating lease obligations	29,085	5,017	11,003	4,969	8,096
Water purchase agreement (1)	33,822	1,315	2,759	2,941	26,807
Interchange funding agreement (2)	8,862	8,862	—	—	—
Valencia approval settlement (3)	15,000	1,500	9,000	3,000	1,500
Related party reimbursement obligation (4)	95,144	38,543	43,031	13,570	—
Total	$1,053,007	$104,456	$164,231	$747,917	$36,403

(1)We are subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for our exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term.
(2)In January 2012, we entered into an agreement with Los Angeles County pursuant to which we agreed to finance construction costs of an interchange project that Los Angeles County is managing. The interchange project is a critical infrastructure project that will benefit Valencia. Under the agreement, we have committed to pay the remainder of the actual construction costs, up to $8.9 million. We currently expect this amount to be paid within twelve months of December 31, 2020.
(3)In September 2017, we reached a settlement with key national and state environmental and Native American organizations that were petitioners in various legal challenges to Valencia’s regulatory approvals and permits. Under the settlement terms, we agreed to fund certain environmental and cultural investments and protections at Valencia and the surrounding region.
(4)Prior to our acquisition of the San Francisco Venture, certain subsidiaries of the San Francisco Venture entered into EB-5 loan agreements with lenders that are authorized by the United States Citizenship and Immigration Services to raise capital from foreign nationals who seek to obtain permanent residency in the United States. Prior to our acquisition, related parties assumed the EB-5 loan liabilities, and the San Francisco Venture entered into reimbursement agreements pursuant to which it agreed to reimburse the related parties for a portion of the EB-5 loan liabilities and related interest. The amounts set forth in the above table include interest based on the weighted average interest rate of 4.4%. Reimbursement payments may be deferred when the related parties receive an extension on the maturity date of the associated EB-5 loan liability.
Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Year ended December 31,
	2020	2019
Operating activities	$(78,499)	$(232,040)
Investing activities	52,940	311
Financing activities	(23,541)	83,206

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
Net cash used in operating activities decreased by $153.5 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and selling, general, and administrative costs. During the year ended December 31, 2020, we received total distributions of $136.5 million from the Gateway Commercial Venture, of which $79.0 million is reflected as a return on our investment (operating activity). During the years ended December 31, 2020 and 2019, we received $118.5 million and $135.2 million, respectively, in net proceeds upon closing escrow from land sales at our Valencia segment. During the years ended December 31, 2020 and 2019, we made total interest payments of $49.2 million and $42.4 million, respectively on our senior notes.
Cash Flows from Investing Activities. Net cash provided by investing activities was $52.9 million for the year ended December 31, 2020, compared to the net cash provided by investing activities of $0.3 million for the year ended December 31, 2019.
For the year ended December 31, 2020, we received total distributions of $136.5 million from the Gateway Commercial Venture, of which $57.5 million is reflected as a return of our investment (investing activity). We made a capital contribution of $4.2 million and received a 10% interest in the Valencia Landbank Venture in 2020, and we also received a distribution of $1.7 million from our indirect legacy interest in the Great Park Venture.
Cash Flows from Financing Activities. Net cash used in financing activities was $23.5 million for the year ended December 31, 2020, compared to net cash provided by financing activities of $83.2 million for the year ended December 31, 2019.
For the year ended December 31, 2020, we made a tax distribution of $4.6 million to a noncontrolling interest in accordance with the operating company's Limited Partnership Agreement (“LPA”). The tax distribution is treated as an advance distribution under the LPA. We also made payments of $13.5 million to reduce our related party reimbursement obligation during the year ended December 31, 2020. For the year ended December 31, 2019, we issued an aggregate of $125.0 million principal amount of 7.875% senior notes due 2025. We used $5.5 million and $4.1 million during the years ended December 31, 2020 and 2019, respectively, to net settle certain share-based compensation awards with employees for tax withholding purposes. Additionally, during the year ended December 31, 2019, we received cash proceeds of $25.0 million related to the issuance of San Francisco Venture Class C units to an affiliate of Lennar (see Note 5 to our consolidated financial statements included under Part II, Item 8 of this report) and repaid a promissory note of $65.1 million in connection with the termination of the retail project at Candlestick.
Changes in Capital Structure
During the year ended December 31, 2020, our ownership percentage in the operating company increased to 62.5%, primarily due to the operating company issuing us additional Class A units in connection with our issuance of Class A common shares under our share-based compensation plan. Additionally, we reacquired approximately 436,675 restricted Class A common shares from employees for income tax withholding purposes that resulted in the operating company retiring an equal number of Class A units of the operating company we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture, which are redeemable on a one-for-one basis for Class A units of the operating company, at December 31, 2020 and 2019 held by us and those held by noncontrolling interest members.

	Year ended December 31,
	2020	2019
Class A units of the operating company:
Held by us	69,051,284	68,788,257
Held by noncontrolling interest members	41,363,271	41,363,271
	110,414,555	110,151,528
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	148,284,828	148,021,801
At December 31, 2020, we had 79,233,544 Class B common shares that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed for our Class A common shares or cash, at our election.
Related Party Revenues
In the ordinary course of our business, we have sold and expect to continue to sell homesites to Lennar, which is our largest equity owner, or its affiliates, subsidiaries or joint ventures in which it is a member. During the years ended December 31, 2020, 2019 and 2018, we recognized $0.1 million, $0.9 million, and $0.9 million, respectively, of such revenue. We did not sell homesites directly to Lennar during the years ended December 31, 2020, 2019, and 2018 but did recognize revenues related to certain fees or profit participation associated with homesites sold directly to Lennar in prior periods. During the year ended December 31, 2020, we sold homesites to the Valencia Landbank Venture, our equity method investee, and recognized $53.2 million of such revenue. During the year ended December 31, 2019, we sold homesites to an unaffiliated land banking entity and recognized $139.9 million of such revenue. Lennar retained the option to acquire these homesites in the future from the unaffiliated land banking entity that acquired the homesites from us in 2019. Additionally, we previously provided certain management services for ventures in the San Francisco Bay Area in which Lennar is a significant participant. For the years ended December 31, 2020, 2019 and 2018, we recognized $0.8 million, $2.4 million, and $4.4 million, respectively, of revenue related to these agreements. However, we do not expect these arrangements to contribute material revenues in future periods. We also provide management services to the Great Park Venture pursuant to a development management agreement. In addition to our 37.5% percentage interest in the Great Park Venture, Lennar owns a 25% legacy interest in the Great Park Venture. Lennar, along with an affiliate of Castlelake, also owns interests in an entity that owns a 12.5% legacy interest in the Great Park Venture. For the years ended December 31, 2020, 2019 and 2018, we recognized $26.9 million, $36.9 million, and $35.1 million, respectively, of revenue from management services provided to the Great Park Venture. Other than the Valencia Landbank Venture and the Great Park Venture, no related party customer accounted for more than 10% of our revenue during the years ended December 31, 2020, 2019 and 2018. In addition to the related party revenues, during the year ended December 31, 2020, we also sold homesites to a third party home builder and recognized $59.1 million of such revenue, which accounted for more than 10% of total consolidated revenues. Other than the third party home builder and the unaffiliated land bank entity, no third party customer accounted for more than 10% of our revenue during the years ended December 31, 2020, 2019 and 2018.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies and estimates are those applicable to the following:
Consolidation
Voting Interest Entities (“VOE”) and Variable Interest Entities (“VIE”): We consolidate all subsidiaries or other entities in which we have a controlling financial interest. The consolidation guidance requires us to perform an analysis to determine if an entity should be evaluated for consolidation using the VOE model or the VIE model. Under the VOE model, controlling financial interest is generally defined as a majority ownership of voting rights. Under the VIE model, controlling financial interest is defined as (i) the power to direct activities that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of or the right to receive benefits from the entity that could potentially be significant to the entity. For those entities that qualify as a VIE, the primary beneficiary is generally defined as the party who has a controlling financial interest in the VIE. We consolidate the financial position and results of operations of every VOE in which we have a controlling financial interest and VIEs in which we are considered to be the primary beneficiary.
Revenue Recognition and Cost of Land Sales
Revenues from land sales contain both fixed (stated purchase price of the land) and variable consideration. A form of variable consideration is profit participation whereby we receive from homebuilders a portion of profit after the builder has received an agreed-upon margin. If the project profitability falls short of the participation threshold, we receive no additional revenues. In most contracts, at the time of the land sale we expect to constrain our estimate of profit participation, if any, as there are significant factors outside our control that will impact whether participation thresholds will be met. In addition, some residential homesite sale agreements contain a provision requiring the homebuilder to pay a marketing fee per residence sold, as a percentage of the home sale price. We estimate such fees as a variable consideration and include an amount we expect to be entitled to receive in the transaction price. At the end of each reporting period, we reassess the variable considerations to ensure changes in circumstances or constraints are appropriately reflected in the estimated transaction price. Changes in estimates of variable components of transaction prices could result in cumulative catch-up adjustments to revenue.
Capitalized inventory costs include land, horizontal development, indirect project costs, real estate taxes and interest related to financing development and construction. The allocation of capitalized inventory costs to individual parcels within a project utilizes the relative sales value method. Under the relative sales value method, each parcel in the project under development is allocated costs in proportion to the estimated overall sales price of the project. Since this method requires us to estimate future development costs and the expected sales price for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
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

We believe that the accounting estimates related to revenue recognition and cost of land sales are critical accounting estimates because of the use of projected cash flows in each estimate. Cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development obligations and the cost of completing development, general and administrative costs, and other factors. In determining these estimates and assumptions, we utilize historical trends from our past development projects, in addition to internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics and unemployment rates. Using all available information, we calculate our best estimate of projected cash flows for each asset. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change as market and economic conditions change.
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
We evaluate the recoverability of our investments in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, we estimate the fair value of the investment. We typically estimate the fair value of our investments using a discounted cash flow of distributions we expect to receive from the venture. The determination of fair value also requires discounting the estimated cash flows at a rate that we believe a market participant would determine to be commensurate with the inherent risks associated with the investment and related estimated cash flow streams. The discount rate used in determining each investment’s fair value generally depends on the investment’s projected life and development stage. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity and (3) our intent and ability to retain our interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” we reduce the investment to its estimated fair value.
We believe that the accounting related to investments in unconsolidated entities is a critical accounting estimate because our impairment evaluation uses significant estimates in determining the fair value of our investments, including projected cash flows and the selected discount rate.

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
In November 2020, the SEC issued Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. This rule, which became effective on February 10, 2021, amended certain SEC disclosure requirements in order to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the amendments eliminate the requirement for Selected Financial Data, streamline the requirement to disclose Supplementary Financial Information, and amend Management's Discussion and Analysis. The final rule is applicable for fiscal years beginning after December 31, 2020, however, early adoption on an Item-by-Item basis is permitted after February 10, 2021. We early adopted the amendments to two items resulting in the elimination of Item 301, Selected Financial Data, from Part II, Item 6 of this report and the omission of Regulation S-K Item 302(a), Supplementary Financial Information, from the notes to our consolidated financial statements in Part II, Item 8 of this report.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of December 31, 2020.
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
As of December 31, 2020, we had outstanding consolidated indebtedness of $617.6 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Point Holdings, LLC and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, capital, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 9, 2021

We have served as the Company’s auditor since 2009.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31,
	2020	2019
ASSETS
INVENTORIES	$1,990,859	$1,889,761
INVESTMENT IN UNCONSOLIDATED ENTITIES	442,850	533,239
PROPERTIES AND EQUIPMENT, NET	32,769	32,312
INTANGIBLE ASSET, NET—RELATED PARTY	71,747	80,350
CASH AND CASH EQUIVALENTS	298,144	346,833
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,330	1,741
RELATED PARTY ASSETS	103,681	97,561
OTHER ASSETS	20,605	22,903
TOTAL	$2,961,985	$3,004,700

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$617,581	$616,046
Accounts payable and other liabilities	135,331	167,711
Related party liabilities	113,149	127,882
Deferred income tax liability, net	12,578	11,628
Payable pursuant to tax receivable agreement	173,248	172,633
Total liabilities	1,051,887	1,095,900

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2020—69,051,284 shares; 2019—68,788,257 shares
Class B common shares; No par value; Issued and outstanding: 2020—79,233,544 shares; 2019—79,233,544 shares
Contributed capital	578,278	571,532
Retained earnings	42,221	42,844
Accumulated other comprehensive loss	(2,833)	(2,682)
Total members’ capital	617,666	611,694
Noncontrolling interests	1,267,432	1,272,106
Total capital	1,885,098	1,883,800
TOTAL	$2,961,985	$3,004,700

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUES:
Land sales	$69,398	$140,020	$133
Land sales—related party	53,219	923	900
Management services—related party	28,132	39,580	40,976
Operating properties	2,870	3,857	6,981
Total revenues	153,619	184,380	48,990
COSTS AND EXPENSES:
Land sales	85,753	97,113	(165)
Management services	20,486	28,492	23,962
Operating properties	5,127	5,565	5,077
Selling, general, and administrative	83,504	103,586	98,983
Total costs and expenses	194,870	234,756	127,857
OTHER INCOME:
Adjustment to payable pursuant to tax receivable agreement	—	—	1,928
Interest income	1,369	7,844	11,767
Gain on settlement of contingent consideration—related party	—	64,870	—
Miscellaneous	356	48	8,573
Total other income	1,725	72,762	22,268
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	42,364	2,327	(2,163)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	2,838	24,713	(58,762)
INCOME TAX PROVISION	(1,744)	(2,445)	(9,183)
NET INCOME (LOSS)	1,094	22,268	(67,945)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,522	13,235	(33,231)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(428)	$9,033	$(34,714)

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$(0.01)	$0.13	$(0.53)
Diluted	$(0.01)	$0.13	$(0.53)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	66,722,187	66,261,968	65,002,387
Diluted	69,000,096	145,491,898	65,002,387
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$(0.00)	$0.00	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,221,176	79,859,730
See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
NET INCOME (LOSS)	$1,094	$22,268	$(67,945)
OTHER COMPREHENSIVE (LOSS) INCOME:
Net actuarial (loss) gain on defined benefit pension plan	(332)	917	(1,252)
Reclassification of actuarial loss on defined benefit pension plan included in net income (loss)	97	143	90
Other comprehensive (loss) income before taxes	(235)	1,060	(1,162)
INCOME TAX (PROVISION) BENEFIT RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	—	—	—
OTHER COMPREHENSIVE (LOSS) INCOME—Net of tax	(235)	1,060	(1,162)
COMPREHENSIVE INCOME (LOSS)	859	23,328	(69,107)
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,434	13,633	(33,675)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(575)	$9,695	$(35,432)

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - January 1, 2018	62,314,850	81,463,433	$530,015	$57,841	$(2,455)	$585,401	$1,320,208	$1,905,609
Adoption of accounting standards	—	—	—	10,684	—	10,684	13,961	24,645
Net loss	—	—	—	(34,714)	—	(34,714)	(33,231)	(67,945)
Share-based compensation expense	—	—	11,464	—	—	11,464	—	11,464
Reacquisition of share-based compensation awards for tax-withholding purposes	(68,886)	—	(5,131)	—	—	(5,131)	—	(5,131)
Settlement of restricted share units for Class A common shares	319,783	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,619,752	—	—	—	—	—	—	—
Other comprehensive loss—net of tax of $0-actuarial gain on pension plan	—	—	—	—	(718)	(718)	(444)	(1,162)
Redemption of noncontrolling interest	2,625,481	(2,624,697)	30,190	—	(102)	30,088	(30,088)	—
Adjustment to liability recognized under tax receivable agreement, net of tax of $0	—	—	(18,963)	—	—	(18,963)	—	(18,963)
Adjustment of noncontrolling interest in the Operating Company	—	—	8,946	—	(31)	8,915	(8,915)	—
BALANCE - December 31, 2018	66,810,980	78,838,736	$556,521	$33,811	$(3,306)	$587,026	$1,261,491	$1,848,517
Net Income	—	—	—	9,033	—	9,033	13,235	22,268
Share-based compensation expense	—	—	13,631	—	—	13,631	—	13,631
Reacquisition of share-based compensation awards for tax-withholding purposes	(296,392)	—	(4,099)	—	—	(4,099)	—	(4,099)
Settlement of restricted share units for Class A common shares	337,799	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,894,168	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0-actuarial gain on pension plan	—	—	—	—	662	662	398	1,060
Contribution from noncontrolling interest and related sale of Class B common shares	—	436,498	3	—	—	3	5,544	5,547
Redemption of noncontrolling interests	41,702	(41,690)	460	—	(2)	458	(458)	—
Adjustment to liability recognized under tax receivable agreement, net of tax of $0	—	—	(3,124)	—	—	(3,124)	—	(3,124)
Adjustment of noncontrolling interest in the Operating Company	—	—	8,140	—	(36)	8,104	(8,104)	—
BALANCE - December 31, 2019	68,788,257	79,233,544	$571,532	$42,844	$(2,682)	$611,694	$1,272,106	$1,883,800
Adoption of new accounting standards at unconsolidated entities	—	—	—	(195)	—	(195)	(224)	(419)
Net (loss) income	—	—	—	(428)	—	(428)	1,522	1,094
Share-based compensation expense	—	—	11,562	—	—	11,562	—	11,562
Reacquisition of share-based compensation awards for tax-withholding purposes	(436,675)	—	(5,521)	—	—	(5,521)	—	(5,521)
Settlement of restricted share units for Class A common shares	335,078	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	364,624	—	—	—	—	—	—	—
Other comprehensive loss—net of tax of $0-actuarial gain on pension plan	—	—	—	—	(147)	(147)	(88)	(235)
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(4,568)	(4,568)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(615)	—	—	(615)	—	(615)
Adjustment of noncontrolling interest in the Operating Company	—	—	1,320	—	(4)	1,316	(1,316)	—
BALANCE - December 31, 2020	69,051,284	79,233,544	$578,278	$42,221	$(2,833)	$617,666	$1,267,432	$1,885,098

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,094	$22,268	$(67,945)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (earnings) loss from unconsolidated entities	(42,364)	(2,327)	2,163
Return on investment from Gateway Commercial Venture	78,968	—	—
Deferred income taxes	950	2,445	9,183
Depreciation and amortization	14,142	20,633	13,260
Noncash adjustment of payable pursuant to tax receivable agreement liability	—	—	(1,928)
Gain on settlement of contingent consideration—related party	—	(64,870)	—
Gain on sale of golf club operating properties	—	—	(6,700)
Gain on insurance proceeds for damaged property	—	—	(1,566)
Share-based compensation	11,562	13,631	11,464
Changes in operating assets and liabilities:
Inventories	(99,228)	(191,967)	(278,008)
Related party assets	(9,969)	(19,446)	(17,787)
Other assets	(69)	(3,924)	(1,073)
Accounts payable and other liabilities	(32,304)	(4,174)	(5,714)
Related party liabilities	(1,281)	(4,309)	1,355
Net cash used in operating activities	(78,499)	(232,040)	(343,296)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Gateway Commercial Venture	57,532	1,987	6,450
Contribution to Gateway Commercial Venture	—	—	(8,438)
Contribution to Valencia Landbank Venture	(4,166)	—	—
Purchase of indirect Legacy Interest in Great Park Venture—related party	—	—	(1,762)
Distribution from indirect Legacy Interest in Great Park Venture—related party	1,721	—	—
Proceeds from sale of golf club operating properties	—	—	5,685
Proceeds from insurance on damaged property	—	—	1,749
Purchase of properties and equipment	(2,147)	(1,676)	(3,105)
Net cash provided by investing activities	52,940	311	579
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of Class B common share offering	—	3	—
Proceeds from senior notes offering	—	125,000	—
Senior notes pre-issuance accrued interest proceeds	—	1,941	—
Payment of pre-issuance accrued interest on senior notes	—	(1,941)	—
Principal payment on settlement note	—	—	(5,000)
Principal payment on Macerich note	—	(65,130)	—
Reacquisition of share-based compensation awards for tax-withholding purposes	(5,521)	(4,099)	(5,131)
Payment of financing costs	—	(2,822)	—
Related party reimbursement obligation	(13,452)	(290)	—
Tax distribution to noncontrolling interest	(4,568)	—	—
Contribution from noncontrolling interest	—	5,544	—
Proceeds from issuance of redeemable noncontrolling interest	—	25,000	—
Net cash (used in) provided by financing activities	(23,541)	83,206	(10,131)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(49,100)	(148,523)	(352,848)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	348,574	497,097	849,945
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$299,474	$348,574	$497,097
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
The Company presents noncontrolling interests and classifies such interests within capital but separate from the Company’s Class A and Class B members’ capital. Noncontrolling interests represent equity interests in the Company’s consolidated subsidiaries held by partners in the Operating Company, excluding the Holding Company, and members in The Shipyard Communities, LLC (the “San Francisco Venture”), excluding the Operating Company (see Note 5).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation— The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of consolidation—The accompanying consolidated financial statements include the accounts of the Company and the accounts of all subsidiaries in which the Company has a controlling financial interest and the accounts of variable interest entities (“VIEs”) in which the Company is deemed to be the primary beneficiary. Under the voting interest model, controlling financial interest is generally defined as a majority ownership of voting rights. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements, or changes in influence and control over any entity, that affect the characteristics of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. All intercompany transactions and balances have been eliminated in consolidation.
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
Concentration of risk—As of December 31, 2020, the Company’s inventories and the Company’s unconsolidated entities’ inventories and properties are all located in California. The Company is subject to risks incidental to the ownership, development, and operation of commercial and residential real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, availability of land for development, changes in tax laws, interest rate levels, availability of financing, and potential liability under environmental and other laws.
The Company’s credit risk relates primarily to cash deposits, cash equivalents, contract assets and other miscellaneous financial assets. Cash deposit accounts at each institution are in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company’s risk management policies define parameters of acceptable market risk and strive to limit exposure to credit risk.
Noncontrolling interests—The Company presents noncontrolling interests and classifies such interests within capital but separate from the Company’s Class A and Class B members’ capital when the criteria for permanent equity classification has been met. Net income (loss) attributable to the noncontrolling interests on the consolidated statement of operations represents the portion of earnings attributable to the economic interest in the Company’s subsidiaries held by the noncontrolling interests. The Company allocates income (loss) to noncontrolling interests based on the substantive profit sharing provisions of the applicable subsidiary operating agreements.
Revenue recognition—Under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, which the Company adopted on January 1, 2018, revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. At contract inception, the Company assesses the goods and services promised in its contract with its customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or a series of services) that is distinct. Identified performance obligations are assessed by considering implicit and explicitly stated promises.
Land sales and Land sales—related party—Revenues from land sales are recognized when the Company satisfies the performance obligation at a point in time when the control of the land passes to its customers. The transfer of control typically occurs when title passes at the close of escrow and the customer is able to direct the use of, control and obtain substantially all of the benefits from the land. The transaction price typically contains fixed and variable components in which the fixed consideration represents the stated purchase price for the land and the gross proceeds received at the time of closing. Some of the Company’s residential homesite sale agreements contain a profit participation provision, a variable form of consideration, whereby the Company receives from homebuilders a portion of profit after the builder has received an agreed-upon margin. If the project profitability falls short of the participation threshold, no additional revenue is received. In most contracts, at the time of the land sale, the estimate of profit participation, if any, is constrained, as there are significant factors outside of the Company’s control that will impact whether participation thresholds will be met. In addition, some residential homesite sale agreements contain a provision requiring the homebuilder to pay a marketing fee per residence sold, as a percentage of the home sale price. Such fees are estimated as a variable form of consideration and the amount the Company expects to be entitled to receive from the homebuilder is recognized as revenue at the time of land sale. Since payment for variable consideration is received in future periods, but the Company has completed its performance obligation, a contract asset is recorded for contingent variable consideration, if any, included in the transaction price. At the end of each reporting period, variable consideration is reassessed to ensure changes in circumstances or constraints are appropriately reflected in the estimated transaction price. Changes in estimates of variable components of transaction prices could result in cumulative catch-up adjustments to revenue in subsequent periods. In some cases, the Company may be obligated to perform post-closing development obligations on the sold land and as a result may defer a portion of the transaction price.
Management Services—related party—Revenues from management services are recognized as the customer consumes the benefits of the performance obligation satisfied over time. The transaction price pertaining to management services revenue may be comprised of fixed and variable components. In some of its development management agreements, the Company receives compensation equal to the actual general and administrative costs incurred by the Company’s project team. In these circumstances, the Company acts as the principal and recognizes management fee revenues on these reimbursements in the same period that these costs are incurred because the amount to which the Company has the right to invoice corresponds directly with the value consumed by the customer for the Company’s performance to date. The Company’s management agreements may also contain incentive compensation fee provisions contingent on the financial performance of a customer. In making estimates of incentive compensation the Company expects to be entitled to receive in exchange for providing management services, significant assumptions and judgments are made in evaluating the factors that may determine the amount of consideration the Company will ultimately receive. Cash flow projections are typically utilized in making such estimates. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general and administrative costs, the expected contract period, and other factors. The Company includes in the transaction price an estimate of incentive compensation only to the extent that a significant reversal of revenue is not probable. Incentive compensation revenue from management services is recognized evenly over the expected contract term, as the performance obligation is satisfied. When changes in estimates and assumptions occur, the estimate of the amount of incentive compensation the Company expects to be entitled to receive and constraints on the estimate may change, resulting in a cumulative catch-up being recorded in the period of the change. A contract asset is recognized when there is a timing difference between recognition of revenue upon satisfaction of performance obligations and revenues becoming billable.
Operating properties—Included in operating properties revenues in the consolidated statements of operations are revenues from the Company’s agriculture, energy and other miscellaneous operations. Agriculture crop and energy revenues are recognized at a point in time when control is transferred to the customer. Agriculture leasing revenue is recognized in accordance with applicable lease accounting guidance.
Impairment of assets—Long-lived assets, including inventory and the Company’s intangible asset, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Impairment indicators for long-lived inventory assets include, but are not limited to, significant increases in horizontal development costs, significant decreases in the pace and pricing of home sales within the Company’s communities and surrounding areas and political and societal events that may negatively affect the local economy. For operating properties, impairment indicators may include significant increases in operating costs, decreased utilization, and continued net operating losses. If indicators of impairment exist, and the undiscounted cash flows expected to be generated by a long-lived asset are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such long-lived asset to its estimated fair value. The Company generally estimates the fair value of its long-lived assets using a discounted cash flow model or sales comparison approach of the underlying property or a combination thereof.
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
Share-based payments— Share-based payments are recognized on a straight-line basis over the service period in the statement of operations based on measurement date fair values. Forfeitures, if any, are accounted for in the period when they occur.
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
Properties and equipment—Properties and equipment primarily relate to the Company’s agriculture operating properties’ businesses and are recorded at cost. Properties and equipment, other than agriculture land, are depreciated over their estimated useful lives using the straight-line method. At the time properties and equipment are disposed of, the asset and related accumulated depreciation, if any, are removed from the accounts, and any resulting gain or loss is credited or charged to earnings. The estimated useful life for land improvements and buildings is 10 to 40 years while the estimated useful life for furniture, fixtures, and equipment is two to 15 years.
Investments in unconsolidated entities—For investments in entities that the Company does not control, but exercises significant influence, the Company uses the equity method of accounting. The Company’s judgment with regard to its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest, its representation in the entity’s governance, its ability to participate in policy-making decisions, and the rights of other investors to participate in the decision-making process to replace the Company as manager or to liquidate the entity. Investments accounted for under the equity method of accounting are recorded at cost and adjusted for the Company’s share in the earnings (losses) of the venture, impairments and cash contributions and distributions. Any difference between the carrying amount of the equity method investment on the Company’s balance sheet and the underlying equity in net assets on the entity’s balance sheet results in a basis difference which is adjusted as the related underlying assets are depreciated, amortized, or sold and the liabilities are settled.
The Company eliminates a portion of intra-entity profits or losses resulting from land sales between the Company and its unconsolidated entities until the assets are sold to a third party. Cumulative distributions from unconsolidated entities are treated as returns on investment to the extent of the Company's share of cumulative earnings from the investment and included in the Company's consolidated statements of cash flows as cash flow from operating activities. Cumulative distributions in excess of the Company's share of cumulative earnings are treated as returns of investment and included in the Company's consolidated statements of cash flows as cash flows from investing activities.
The Company evaluates the recoverability of its investment in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” the Company reduces the investment to its estimated fair value. During the year ended December 31, 2020, the Company recognized an other-than-temporary impairment charge of $26.9 million related to the Company’s investment in Heritage Fields LLC (the “Great Park Venture”) (see Note 4). No other-than-temporary impairments were identified during the years ended December 31, 2019 or 2018.
Inventories—Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized direct and indirect inventory costs include land, land in which the Company has the rights to receive in accordance with a disposition and development agreement, horizontal development costs, real estate taxes, and interest related to financing development and construction. During the years ended December 31, 2020, 2019 and 2018, the Company incurred interest expense, including amortization of debt issuance costs, all of which was capitalized into inventories, of $55.2 million, $49.7 million and $54.8 million, respectively. Horizontal development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as public schools, utilities, roads, and bridges; and site costs, such as grading and amenities, to bring the land to a saleable state. General and administrative costs related to project litigation are charged to expense when incurred. Costs that cannot be clearly associated with the acquisition, development, and construction of a real estate project and selling expenses are expensed as incurred. The Company expenses advertising costs as incurred, which were $3.3 million,

$1.7 million and $2.0 million during the years ended December 31, 2020, 2019 and 2018, respectively. Certain public infrastructure project costs incurred by the Company are eligible for reimbursement, typically, from the proceeds of Community Facilities District (“CFD”) bond debt, state and federal grants or property tax assessments.
Capitalized inventory costs that are allocated to individual parcels within a project are allocated to the parcels benefited using relative sales value. Under the relative sales value method, each parcel sold in the project under development is allocated costs incurred and estimates of future inventory costs in proportion to the sales price of the sold parcel relative to the estimated overall sales prices of the project. Since this method requires the Company to estimate future development costs and the expected sales price for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.

Intangible Asset—The Company records intangible asset amortization expense over the expected contract period based on the pattern in which the Company expects to recognize the economic benefits from the asset.
Receivables—The Company evaluates the carrying value of receivables, which includes receivables from related parties, at each reporting date to determine the need for an allowance of expected credit loss. At December 31, 2020, there was no material allowance for credit loss and at December 31, 2019, the allowance for doubtful accounts was not significant. See “Recently adopted accounting pronouncements” below relating to the Company’s adoption of Accounting Standards Update (“ASU”) No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”).
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
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Gain on sale of golf club operating property	$—	$—	$6,700
Gain on insurance claims and other	—	13	1,566
Net periodic pension benefit	356	35	307
Total miscellaneous other income	$356	$48	$8,573
The Tournament Players Club at Valencia Golf Course Disposal
In January 2018, The Tournament Players Club at Valencia Golf Course was sold for net cash proceeds of $5.7 million and the buyer’s assumption of certain liabilities, including certain club membership related liabilities. The Company recognized a gain of $6.7 million as a result of the sale and such gain is included in miscellaneous other income in the consolidated statement of operations for the year ended December 31, 2018 within the Valencia segment.
Recently adopted accounting pronouncements—In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13 which amends the guidance on the impairment of financial instruments, including most debt instruments, trade receivables, contract assets, and loans. ASU No. 2016-13 adds to U.S. GAAP an impairment model known as the current expected credit loss model, or CECL, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses for instruments measured at amortized cost, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company and its unconsolidated entities adopted ASU No. 2016-13 on January 1, 2020 using a modified retrospective approach with no material impact on the Company’s consolidated financial statements.

Under the new guidance, the Company performs a credit loss assessment for new financial assets obtained on a pooling basis by financial asset type (e.g., contract assets, trade receivables, investments, etc.) and estimates an allowance of expected credit loss. Factors considered in the estimation of expected credit loss include, but are not limited to, historical loss experience, third-party default rates on similar financial assets, credit-rating agency ratings and qualitative macroeconomic conditions. The Company continually monitors its credit loss exposure by evaluating changes in economic conditions or significant events and how that may impact current credit loss estimates. At December 31, 2020, there was no material allowance for credit loss.

3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 15) (in thousands):

	Year ended December 31, 2020
	Valencia	San Francisco	Great Park	Commercial	Total
Land sales and Land sales—related party	$122,617	$—	$—	$—	$122,617
Management services—related party	—	835	26,900	397	28,132
Operating properties	994	595	—	—	1,589
	123,611	1,430	26,900	397	152,338
Operating properties leasing revenues	1,281	—	—	—	1,281
	$124,892	$1,430	$26,900	$397	$153,619

	Year ended December 31, 2019
	Valencia	San Francisco	Great Park	Commercial	Total
Land sales and Land sales—related party	$140,058	$885	$—	$—	$140,943
Management services—related party	—	2,385	36,873	322	39,580
Operating properties	1,642	725	—	—	2,367
	141,700	3,995	36,873	322	182,890
Operating properties leasing revenues	1,490	—	—	—	1,490
	$143,190	$3,995	$36,873	$322	$184,380

	Year ended December 31, 2018
	Valencia	San Francisco	Great Park	Commercial	Total
Land sales and Land sales—related party	$149	$884	$—	$—	$1,033
Management services—related party	—	4,397	35,090	1,489	40,976
Operating properties	3,878	729	—	—	4,607
	4,027	6,010	35,090	1,489	46,616
Operating properties leasing revenues	2,374	—	—	—	2,374
	$6,401	$6,010	$35,090	$1,489	$48,990
Contract balances are recorded on the consolidated balance sheet in either related party assets or other assets for receivables from customers and contract assets (unbilled receivables) depending on whether the customer is a related party. Similarly, contract liabilities (deferred revenue) are included in accounts payable and other liabilities and related party liabilities.
The opening and closing balances of the Company’s contract assets for the year ended December 31, 2020 were $73.0 million ($68.1 million related party, see Note 9) and $85.1 million ($78.1 million related party, see Note 9), respectively. The increase of $12.1 million between the opening and closing balances of the Company’s contract assets primarily result from a timing difference between the Company’s recognition of revenue earned for the performance of management services and no contractual payments due from the customer during the period.
The opening and closing balances of the Company’s contract assets for the year ended December 31, 2019 were $50.6 million ($49.8 million related party) and $73.0 million ($68.1 million related party, see Note 9), respectively. The increase of $22.4 million between the opening and closing balances of the Company’s contract assets primarily result from a timing difference between the Company’s recognition of revenue earned for the performance of management services and no contractual payments due from the customer during the period.
The opening and closing balances of the Company’s receivables from contracts with customers and contract liabilities for the years ended December 31, 2020 and 2019 were insignificant.
The Company, through Five Point Communities, LP (“FP LP”), and Five Point Communities Management, Inc., (“FP Inc.” and together with FP LP, the “Management Company”), has a development management agreement, as amended and restated (“A&R DMA”), with the Great Park Venture. The A&R DMA has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew upon mutual agreement for three additional years and then two additional years. Consideration in the form of contingent incentive compensation from the A&R DMA is recognized as revenue and a contract asset as services are provided over the expected contract term, although contractual payments are due in connection with distributions made to the members of the Great Park Venture. As of December 31, 2020, the aggregate amount of the constrained transaction price allocated to the Company’s partially unsatisfied performance obligations associated with the A&R DMA was $16.5 million. The Company will recognize this revenue ratably as services are provided over the remaining expected contract term. At each reporting period the Company will reassess the estimate of the amount of variable consideration the Company is expected to be entitled to such that it is probable that a significant reversal will not occur. Significant judgment is involved in management’s estimate of the amount of variable consideration included in the transaction price. In making this estimate, management utilizes projected cash flows of the operations of the Great Park Venture. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general, and administrative costs, the expected contract period, and other factors. When changes in the estimate occur, a cumulative catch-up will be recorded in the period and the transaction price allocated to the unsatisfied performance obligation will be adjusted.
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
4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of interests—“Percentage Interests” and “Legacy Interests.” Legacy Interest holders are entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions. The Operating Company owns 37.5% of the Great Park Venture’s Percentage Interests as of December 31, 2020. The Great Park Venture has made priority distributions to the holders of Legacy Interests in the aggregate amount of $431.3 million as of December 31, 2020.
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

At each reporting period, and when events and circumstances dictate, the Company evaluates its equity method investment in the Great Park Venture for impairment. This evaluation focuses on the recoverability of the carrying value based upon the discounted value of distributions the Company expects to receive from the Great Park Venture. This evaluation is performed at the investment level and is separate and apart from impairment evaluations on long-lived assets, such as the Company’s consolidated inventory balances, that focus on recoverability with undiscounted cash flows. The Company evaluates the investment as a whole and does not evaluate the underlying assets of the Great Park Venture for impairment. If the Great Park Venture records an impairment charge against its assets, the Company will recognize its share of the loss, adjusted for basis differences. During the years ended December 31, 2020, 2019 and 2018, the Great Park Venture did not recognize any impairment losses on its long-lived assets.
In March 2020, the Company determined that an other-than-temporary impairment existed for the Company’s investment in the Great Park Venture as the estimated fair value of the investment was less than the carrying value. This was the result of delays to the projected timing of distributions from Great Park Venture to the Company. In determining that the impairment was other-than-temporary, the Company concluded at the measurement date that it was uncertain if a near term recovery of value that was lost as a result of expected delays to land sales from the impacts of the COVID-19 pandemic would occur. As a result, the Company recognized a $26.9 million impairment charge that is included in equity in earnings from unconsolidated entities on the consolidated statement of operations during the year ended December 31, 2020.
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
The carrying value of the Company’s investment in the Great Park Venture, acquired through a series of acquisitions in May 2016 (the “Formation Transactions”), adjusted for the impairment, is higher than the Company’s underlying share of equity in the carrying value of net assets of the Great Park Venture resulting in a basis difference. The Company’s earnings or losses from the equity method investment are adjusted by amortization and accretion of the basis differences as the assets (mainly inventory) and liabilities that gave rise to the basis difference are sold, settled or amortized.
During the year ended December 31, 2020, the Great Park Venture recognized $2.7 million in land sale revenues to related parties of the Company and $22.1 million in land sale revenues to third parties. During the year ended December 31, 2019, the Great Park Venture recognized $133.3 million in land sale revenues to a related party of the Company and $137.7 million in land sale revenues to third parties, of which $31.0 million relates to homesites sold to a land banking entity whereby a related party of the Company has retained the option to acquire these homesites in the future from the land banking entity. During the year ended December 31, 2018, the Great Park Venture recognized $3.9 million in land sale revenues to related parties and $171.8 million in land sale revenues to third parties.

The following table summarizes the statement of operations of the Great Park Venture for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Land sale revenues	$24,827	$270,970	$175,689
Cost of land sales	(15,304)	(179,836)	(118,115)
Other costs and expenses	(38,929)	(56,248)	(54,506)
Net (loss) income of Great Park Venture	$(29,406)	$34,886	$3,068
The Company’s share of net (loss) income	$(11,027)	$13,082	$1,151
Basis difference amortization	(2,073)	(6,900)	(2,057)
Other-than-temporary investment impairment	(26,851)	—	—
Equity in (loss) earnings from Great Park Venture	$(39,951)	$6,182	$(906)
The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Inventories	$916,127	$870,861
Cash and cash equivalents	128,850	293,002
Receivable and other assets	24,449	32,395
Total assets	$1,069,426	$1,196,258
Accounts payable and other liabilities	$139,929	$159,965
Distribution payable to Legacy Interests	—	76,272
Redeemable Legacy Interests	133,695	133,695
Capital (Percentage Interest)	795,802	826,326
Total liabilities and capital	$1,069,426	$1,196,258
The Company’s share of capital in Great Park Venture	$298,426	$309,872
Unamortized basis difference	93,039	121,963
The Company’s investment in the Great Park Venture	$391,465	$431,835
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
The Five Point Gateway Campus, consisting of approximately 73 acres of commercial land in the Great Park Neighborhoods, currently includes approximately one million square feet planned for research and development, medical and office space in four buildings, which are designed to accommodate thousands of employees.

In August 2020, the Gateway Commercial Venture closed on the sale of two buildings at the Five Point Gateway Campus, comprising a total of approximately 660,000 square feet of research and development space currently leased to one tenant under a triple net lease. The purchase price was $355.0 million, and the purchaser is a real estate investment management company and operator. The sale of the buildings, which had a carrying value of approximately $278.0 million, resulted in a gain of approximately $74.8 million, net of transaction costs. Additionally, the Gateway Commercial Venture made a debt payment of $245.0 million to its lender and a distribution of $107.0 million to its members, of which approximately $80.3 million was distributed to the Company, with net proceeds generated from the sale.
In May 2020, the Gateway Commercial Venture closed on the sale of approximately 11 acres of land and an approximately 189,000 square foot building to City of Hope for a purchase price of $108.0 million. The sale of this land and building, which had a carrying value of approximately $67.5 million, resulted in a gain of approximately $37.4 million, net of transaction costs. Concurrently, the Gateway Commercial Venture made a debt payment of $30.0 million to its lender and a distribution of $75.0 million to its members, of which approximately $56.3 million was distributed to the Company, with net proceeds generated from the sale.
The Company and a related party of the Company separately lease office space in the remaining building owned by the Gateway Commercial Venture at the Five Point Gateway Campus, and during the years ended December 31, 2020, 2019 and 2018, the Gateway Commercial Venture recognized $8.4 million, $8.3 million and $1.1 million, respectively, in rental revenues from those leasing arrangements.
The following table summarizes the statement of operations of the Gateway Commercial Venture for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Rental revenues	$24,241	$34,157	$26,580
Rental operating and other expenses	(6,387)	(7,304)	(4,963)
Depreciation and amortization	(9,412)	(15,101)	(11,730)
Gain on asset sales, net	112,260	—	—
Interest expense	(8,857)	(16,892)	(11,563)
Net income (loss) of Gateway Commercial Venture	$111,845	$(5,140)	$(1,676)
Equity in earnings (loss) from Gateway Commercial Venture	$83,884	$(3,855)	$(1,257)
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Real estate and related intangible assets, net	$90,276	$451,988
Other assets	14,446	21,410
Total assets	$104,722	$473,398
Notes payable, net	$29,381	$302,344
Other liabilities, net	10,290	35,848
Members’ capital	65,051	135,206
Total liabilities and capital	$104,722	$473,398
The Company’s investment in the Gateway Commercial Venture	$48,788	$101,404
The debt of the Gateway Commercial Venture is non-recourse to the Company other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.

Valencia Landbank Venture
In December 2020, the Company made a capital contribution of $4.2 million to an entity (the “Valencia Landbank Venture”) organized for the purpose of taking assignment from homebuilders land purchase and sale agreements and purchasing residential lots within the Valencia community while concurrently entering into option and development agreements with homebuilders in which the homebuilder retains the option to purchase the land to construct and sell homes. The Company has a 10% interest in the Valencia Landbank Venture, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member. The Company does not have a controlling financial interest in the Valencia Landbank Venture but has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies and accounts for the Valencia Landbank Venture under the equity method of accounting.
Subsequent to the Company’s investment, the Valencia Landbank Venture took assignment of certain purchase and sale agreements and purchased land from the Company for $51.6 million (see Note 9) while concurrently entering into option and development agreements with third party homebuilders. When the Company sells land to the Valencia Landbank Venture, it eliminates its pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land is sold by the Valencia Landbank Venture to third party homebuilders. During the year ended December 31, 2020, the Company recognized equity in loss of $1.6 million from the Valencia Landbank Venture.
5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company and at December 31, 2020, the Holding Company and its wholly owned subsidiary owned approximately 62.5% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.5% of the outstanding Class A Common Units of the Operating Company.
After a 12 month holding period, holders of Class A Common Units of the Operating Company may exchange their units for, at the Company’s option, either (i) Class A common shares on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or (ii) cash in an amount equal to the market value of such shares at the time of exchange. In either situation, an equal number of that holder’s Class B common shares will automatically convert into Class A common shares, at a ratio of 0.0003 Class A common shares for each Class B common share. This exchange right is currently exercisable by all holders of outstanding Class A Common Units of the Operating Company.
With each exchange of Class A Common Units of the Operating Company for Class A common shares, the Holding Company’s percentage ownership interest in the Operating Company and its share of the Operating Company’s cash distributions and profits and losses will increase. Additionally, other issuances of common shares of the Holding Company or common units of the Operating Company result in changes to the noncontrolling interest percentage. As a result, such equity transactions result in an adjustment between members’ capital and the noncontrolling interest in the Company’s consolidated balance sheets and statements of capital to account for the changes in the noncontrolling interest ownership percentage as well as any change in total net assets of the Company.
During the years ended December 31, 2020, 2019 and 2018, the Holding Company increased its ownership interest in the Operating Company as a result of net equity transactions related to the Company’s share-based compensation plan and exchanges of Class A Common Units of the Operating Company for Class A common shares.

The terms of the Operating Company's Limited Partnership Agreement (“LPA”) provide for the payment of certain tax distributions to the Operating Company's partners and management partner in an amount equal to the estimated income tax liabilities resulting from taxable income or gain allocated to those parties. The tax distribution provisions in the LPA were included in the Operating Company's governing documents adopted prior to our initial public offering and were designed to provide funds necessary to pay tax liabilities for income that might be allocated, but not paid, to the partners and the management partner. The management partner is an entity controlled by the Company’s Chairman and Chief Executive Officer, Emile Haddad. A tax distribution payment of $4.6 million was paid to the management partner in January 2020 as a result of taxable income allocated to it in 2018 and 2019. The tax distribution made is treated as an advance distribution under the LPA and is taken into account when determining the amounts otherwise distributable to the management partner under the LPA. In January 2021, the Operating Company made tax distributions to all partners totaling $2.9 million, net of amounts distributable to the Holding Company. The management partner’s share of the distribution was $1.4 million.
The San Francisco Venture

The San Francisco Venture, the entity developing the Candlestick and The San Francisco Shipyard communities, has three classes of units—Class A units, Class B units and Class C units. The Operating Company acquired a controlling interest in the San Francisco Venture in the May 2016 Formation Transactions by acquiring all of the outstanding Class B units of the San Francisco Venture. All of the outstanding Class A units are owned by affiliates of Lennar Corporation (“Lennar”) and affiliates of Castlelake, LP (“Castlelake”). The Class A units of the San Francisco Venture are intended to be substantially economically equivalent to the Class A Common Units of the Operating Company. The Class A units of the San Francisco Venture represent noncontrolling interests to the Operating Company.
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
Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million new Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos communities facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At December 31, 2020 and 2019, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the consolidated balance sheets.
6.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the

Operating Company, other than items attributed to income taxes and the payable pursuant to tax receivable agreement (“TRA”). The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, FP LP and Five Point Land, LLC (“FPL”), all of which have also been determined to be VIEs.
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
As of December 31, 2020, the San Francisco Venture had total combined assets of $1.2 billion, primarily comprised of $1,223.5 million of inventories and $2.8 million in related party assets and total combined liabilities of $97.9 million, including $89.0 million in related party liabilities.
As of December 31, 2019, the San Francisco Venture had total combined assets of $1.2 billion, primarily comprised of $1,186.2 million of inventories, $2.2 million in related party assets and $1.3 million in cash and total combined liabilities of $119.2 million, including $102.4 million in related party liabilities.
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
The Company and the other members do not generally have an obligation to make capital contributions to the San Francisco Venture. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the San Francisco Venture. The Company does not guarantee any debt of the San Francisco Venture. However, the Operating Company has guaranteed the performance of payment by the San Francisco Venture in accordance with the redemption terms of the Class C units of the San Francisco Venture (see Note 5).
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
As of December 31, 2020, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $767.3 million of inventories, $71.7 million of intangibles, $80.0 million in related party assets and total combined liabilities of $108.9 million, including $99.9 million in accounts payable and other liabilities and $9.0 million in related party liabilities.
As of December 31, 2019, FP LP and FPL had combined assets of $900.0 million, primarily comprised of $703.6 million of inventories, $80.4 million of intangibles, $72.3 million in related party assets and $0.5 million in cash and total combined liabilities of $126.8 million, including $117.6 million in accounts payable and other liabilities and $9.2 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the years ended December 31, 2020, 2019 and 2018, respectively, there were no VIEs that were deconsolidated.

7.     PROPERTIES AND EQUIPMENT, NET
Properties and equipment as of December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019
Agriculture operating properties and equipment	$30,117	$30,016
Furniture, fixtures, and other	10,890	9,116
Total properties and equipment	41,007	39,132
Accumulated depreciation	(8,238)	(6,820)
Properties and equipment, net	$32,769	$32,312
Depreciation expense was $1.3 million, $1.2 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018 respectively.
8.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture acquired in the Formation Transactions (see Note 9). The intangible asset will be amortized over the expected contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(57,958)	(49,355)
Net book value	$71,747	$80,350
Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $8.6 million, $15.6 million and $12.5 million for the years ended December 31, 2020, 2019 and 2018 respectively. Amortization expense is included in the cost of management services in the accompanying consolidated statements of operations and is included in the Great Park segment.
9.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s consolidated balance sheets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019
Related Party Assets:
Contract assets (see Note 3)	$78,055	$68,133
Operating lease right-of-use asset (see Note 12)	20,919	23,047
Other	4,707	6,381
	$103,681	$97,561
Related Party Liabilities:
Reimbursement obligation	$88,951	$102,403
Payable to holders of Management Company’s Class B interests	9,000	9,000
Operating lease liability (see Note 12)	15,176	16,282
Other	22	197
	$113,149	$127,882

Development Management Agreement with the Great Park Venture (Incentive Compensation Contract Asset)
In 2010, the Great Park Venture, the Company’s equity method investee, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The compensation structure in place as per the A&R DMA consists of a base fee and incentive compensation. The base fee consists of a fixed annual fee and a variable fee equal to general and administrative costs incurred by the Management Company on behalf of the Great Park Venture. Incentive compensation is characterized as “Legacy Incentive Compensation” and “Non-Legacy Incentive Compensation.” The remaining Legacy Incentive Compensation consists of a maximum of $9.0 million of incentive compensation payments attributed to contingent payments made under a cash flow participation agreement the Great Park Venture is a party to. Holders of the Management Company’s Class B interests are entitled to receive all distributions from the Management Company that are attributable to any Legacy Incentive Compensation received by the Management Company. Non-Legacy Incentive Compensation is 9% of distributions made by the Great Park Venture to holders of Percentage Interests of the Great Park Venture (see Note 4).
For the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue from management services of $26.9 million, $36.9 million and $35.1 million, respectively, related to all management fees under the A&R DMA, and such revenues are included in management services—related party in the accompanying consolidated statements of operations and are included in the Great Park segment. At December 31, 2020 and 2019, included in contract assets in the table above is $74.8 million and $66.1 million, respectively, attributed to Legacy and Non-Legacy Incentive Compensation revenue recognized but not yet due (see Note 3). At December 31, 2020 and 2019, the Company had a receivable from the Great Park Venture of $3.1 million and $3.6 million, respectively, related to cost reimbursements under the A&R DMA. The receivable amounts are included in other related party assets in the table above. The current term of the A&R DMA ends in December 2021 and provides for term extensions at the mutual agreement of terms and provisions by both the Company and the Great Park Venture.
Operating Lease Right-of-Use Asset and Operating Lease Liability
The Company leases corporate office space at the Five Point Gateway Campus. Upon adoption of ASC Topic 842, Leases on January 1, 2019, the Company recognized an operating lease right-of-use asset and operating lease liability pertaining to this related party lease (See note 12).
Indirect Legacy Interest in Great Park Venture
In June 2018, the Company purchased an indirect interest in rights to certain Legacy Interests in the Great Park Venture through an equity method investment that were held by the Company’s CEO, Emile Haddad. At December 31, 2020 and 2019, the carrying value of the purchased interests was $0.1 million and $1.8 million, respectively, and is included in other related party assets in the table above.
Retail Project and Contingent Consideration to Class A Members of the San Francisco Venture
Prior to the Company’s acquisition of the San Francisco Venture, the San Francisco Venture completed a separation transaction (the “Separation Transaction”) pursuant to an Amended and Restated Separation and Distribution Agreement (“Separation Agreement”) in which the equity interests in a subsidiary of the San Francisco Venture known as CPHP Development, LLC (“CPHP”) were distributed directly to the Class A members of the San Francisco Venture: (i) an affiliate of Lennar and (ii) an affiliate of Castlelake.
In early 2019, the Company and the members of a joint venture, formed between affiliates of The Macerich Company, Lennar and Castlelake (“Mall Venture”), that intended to construct a retail outlet shopping district at Candlestick (“Retail Project”) decided not to proceed with the project. As part of the termination of the Retail Project, the San Francisco Venture was released from its obligation to convey parcels of property (the “Retail Project Property”) on which the Retail Project was intended to be developed and from certain development obligations. As a result of terminating the project and agreements related thereto, the San Francisco Venture recognized a gain of $64.9 million for the year ended December 31, 2019, representing the settlement of the contingent consideration pertaining to the development obligations and relief from the conveyance of these parcels.

Concurrent with the termination of the Retail Project, the San Francisco Venture issued 436,498 Class A units (and the Holding Company issued 436,498 of its Class B common shares) to, and received a contribution of $5.5 million from, the holders of Class A units of the San Francisco Venture.
Reimbursement Obligation
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse CPHP or its subsidiaries for a portion of the EB-5 loan liabilities and related interest that were assumed by CPHP or its subsidiaries pursuant to the Separation Agreement. At December 31, 2020 and 2019, the balance of the reimbursement obligation to CPHP or its subsidiaries was $89.0 million and $102.4 million, respectively. Interest paid monthly totaled $4.1 million, $4.2 million and $4.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. All of the incurred interest for the years ended December 31, 2020, 2019 and 2018 was capitalized into inventories. The weighted average interest rate as of December 31, 2020 was 4.4%.
In April 2020, the San Francisco Venture agreed with a subsidiary of CPHP to defer, until April 2025, $12.6 million in reimbursement obligations that were due. The deferred amount will accrue interest at a rate of 6% per year and can be prepaid at any time without any premium or penalty. Additionally, throughout 2020, the Company was notified by CPHP or its affiliates that certain reimbursements that were previously expected to be paid in 2020 had been deferred to subsequent years. These deferred amounts continue to incur interest at the original interest rate. Principal payments of $35.5 million, $40.2 million, $0.6 million and $12.6 million are expected to be paid in 2021, 2022, 2023 and 2025, respectively, however, additional deferral notices may further extend the expected payment dates.
San Francisco Bay Area Development Management Agreements
The Company previously entered into development management agreements with affiliates of Lennar and Castlelake in which the Company provided certain development management services to various real estate development projects located in the San Francisco Bay Area. For the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue from these management services of $0.8 million, $2.4 million and $4.4 million, respectively. Revenues related to management fees under the San Francisco Bay Area development management agreements are included in management services—related party in the accompanying consolidated statements of operations. As of December 31, 2020, all development management agreements had been terminated.
Gateway Commercial Venture Property Management Agreement
The Company has entered into a property management agreement with Gateway Commercial Venture in which the Company will provide certain property management services to the Five Point Gateway Campus. For the years ended December 31, 2020, 2019, and 2018, the Company recognized revenue from these management services of $0.4 million, $0.3 million and $1.5 million, respectively, which is included in management services—related party in the accompanying consolidated statement of operations.
Valencia Purchase and Sale Agreements
In 2020, the Company sold 210 homesites on approximately 26 acres to the Valencia Landbank Venture (see Note 4). Initial gross proceeds were $51.6 million, representing the base purchase price. The Company also recognized $1.6 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that the Company expects to be entitled to receive. The Valencia Landbank Venture has entered into option and development agreements with homebuilders in which the homebuilders will purchase lots from the Valencia Landbank Venture and construct and sell homes to the homebuying public.
In 2019, the Company entered into a purchase and sale agreement with an unaffiliated land banking entity for the sale of 711 homesites on approximately 59 acres. Initial gross proceeds were $135.2 million, representing the base purchase price, and the Company also recognized $4.7 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that the Company expects to be entitled to receive. A related party of the Company retained the option to acquire these homesites in the future from the unaffiliated land banking entity.

10.    NOTES PAYABLE, NET
At December 31, 2020 and 2019, notes payable consisted of the following (in thousands):

	2020	2019
7.875% Senior Notes due 2025	$625,000	$625,000
Unamortized debt issuance costs and discount	(7,419)	(8,954)
	$617,581	$616,046
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
Interest on the Senior Notes is payable on May 15 and November 15 of each year. Interest incurred, including amortization of debt issuance costs, on the Senior Notes during the years ended December 31, 2020, 2019 and 2018 totaled $50.8 million, $45.0 million, and $39.8 million, respectively. All interest incurred was capitalized to inventories for all three years.
The Senior Notes are guaranteed jointly and severally, by certain direct and indirect subsidiaries of the Operating Company and are redeemable at the option of the Issuers, in whole or in part, at a declining call premium as set forth in the indenture governing the Senior Notes, plus accrued and unpaid interest.
Revolving Credit Facility
The Operating Company has a $125.0 million revolving credit facility with a maturity date in April 2022, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. The aggregate commitment is $125.0 million, with an accordion feature that allows the Operating Company to request to increase the maximum aggregate amount by up to $50.0 million to $175.0 million, subject to certain conditions, including receipt of commitments. Any borrowings bear interest at LIBOR plus a margin ranging from 1.75% to 2.00% based on the Company’s leverage ratio. In the event LIBOR is unavailable, the revolving credit facility provides for a replacement rate to be selected. As of December 31, 2020, no funds have been drawn on the revolving credit facility, however letters of credit of $0.3 million are issued and outstanding under the revolving credit facility as of December 31, 2020, thus reducing the available capacity by the outstanding letters of credit amount.
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
(b) Allocations that result from the application of the principles of Section 704(c) of the Internal Revenue Code of 1986, as amended (the “Code”).
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
The Company expects these allocations, like the increases in tax basis described above, are likely to reduce the amount of income tax the Company would otherwise be required to pay in the future.
(c) Tax benefits related to imputed interest or guaranteed payments deemed to be paid or incurred by the Company as a result of the TRA.
At December 31, 2020 and 2019, the Company’s consolidated balance sheets include liabilities of $173.2 million and $172.6 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) of the Code to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s direct or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record additional TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent changes to the amount of TRA liabilities recorded.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right, subject to certain conditions of the agreement, to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the years ended December 31, 2020, 2019 and 2018.
12.    LEASES
The Company adopted ASC Topic 842, Leases, on January 1, 2019 on a modified retrospective basis. Periods presented prior to adoption are in accordance with historical U.S. GAAP (Topic 840, Leases).
The Company’s lessee arrangements consist of agreements to lease certain office facilities and equipment and the Company’s lessor arrangements consist of leases of portions of land to third parties for agriculture or other miscellaneous uses. The Company’s agricultural land lease agreements are generally short-term in nature. As of December 31, 2020, all leasing arrangements are classified as operating leases and do not contain residual value guarantees or material restrictions.
The Company’s office leases have remaining lease terms of approximately three years to eight years and include one or more extension options to renew, some of which include options to extend the leases for up to ten years. The Company only includes renewal options in the lease term when it is reasonably certain that it will exercise such options.

The components of lease costs were as follows for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Operating lease cost	$2,146	$2,498
Related party operating lease cost	3,154	3,144
Short-term lease cost	551	527
Rent expense (ASC 840) for the year ended December 31, 2018 was $2.7 million.
Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 were as follows (in thousands, except lease term in years and discount rate):

	2020	2019
Operating lease right-of-use assets ($20,919 and $23,047 related party, respectively)	$28,276	$32,579
Operating lease liabilities ($15,176 and $16,282 related party, respectively)	$23,831	$27,206
Weighted average remaining lease term (operating lease)	6.2	7.1
Weighted average discount rate (operating lease)	5.9%	5.9%
Operating lease right-of-use assets are included in other assets or related party assets and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the consolidated balance sheets.
The table below reconciles the undiscounted cash flows to operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2020 (in thousands):

Years Ending December 31,	Rental Payments
2021	$5,017
2022	5,420
2023	5,583
2024	2,495
2025	2,474
Thereafter	8,096
Total lease payments	$29,085
Discount	$5,254
Total operating lease liabilities	$23,831

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
Valencia Project Approval Settlement
In September 2017, the Company reached a settlement with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Valencia’s regulatory approvals and permits. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of December 31,

2020, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $20.8 million with the final payment due in 2026. The Company did not reach a settlement with two local environmental organizations that had pending challenges to certain Valencia project approvals. See “Legal Proceedings” below.
Water Purchase Agreement
The Company is subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for the Company’s exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term. During the year ended December 31, 2020, the Company made payments totaling $1.3 million under the agreement. The annual minimum payments for years 2021 to 2025 are $1.3 million, $1.4 million, $1.4 million, $1.4 million and $1.5 million, respectively. At December 31, 2020, the aggregate of all annual minimum payments remaining under the initial term total $33.8 million.
Valencia Infrastructure Project
In January 2012, the Company entered into an agreement with Los Angeles County, in which the Company would finance up to a maximum of $45.8 million for the construction costs of an interchange project that Los Angeles County is managing. The interchange project is a critical infrastructure project that will benefit Valencia. As of December 31, 2020, the Company has made aggregate payments of $37.0 million and the interchange project was completed in 2019. At both December 31, 2020 and 2019, the Company had $8.9 million included in accounts payable and other liabilities in the accompanying consolidated balance sheets, representing unreimbursed construction costs payable to Los Angeles County. The Company expects to make the final payment of $8.9 million in 2021.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $229.6 million and $230.0 million as of December 31, 2020 and 2019, respectively.
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
At December 31, 2020 and 2019, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million and $197.8 million, respectively.
Letters of Credit
At December 31, 2020 and 2019, the Company had outstanding letters of credit totaling $1.3 million and $2.4 million, respectively. These letters of credit were issued to secure various development and financial obligations. At December 31, 2020 and 2019, the Company had restricted cash and certificates of deposit of $1.0 million and $1.4 million, respectively, pledged as collateral under certain of the letters of credit agreements.

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

14.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$53,325	$57,654	$43,892

NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed by buyer in connection with sale of golf course operating property	$—	$—	$7,795
Class A common shares issued for redemption of noncontrolling interests	$—	$458	$30,088
Purchase of properties and equipment in accounts payable and other liabilities	$103	$381	$—
Recognition of TRA liability	$615	$3,124	$18,963
Supplemental cash flow information related to leases for the year ended December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$4,831	$6,306
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Cash and cash equivalents	$298,144	$346,833	$495,694
Restricted cash and certificates of deposit	1,330	1,741	1,403
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$299,474	$348,574	$497,097
Amounts included in restricted cash and certificates of deposit represent amounts held as collateral on open letters of credit related to development obligations or because of other contractual obligations of the Company that require the restriction.

15.    SEGMENT REPORTING
The Company’s reportable segments consist of:
• Valencia (formerly Newhall)—includes the community of Valencia (formerly known as Newhall Ranch) being developed in northern Los Angeles County, California. The Valencia segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers. The Company’s investment in the Valencia Landbank Venture is also reported in the Valencia segment.
• San Francisco—includes the Candlestick and The San Francisco Shipyard communities located on bayfront property in the City of San Francisco, California. The San Francisco segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers.
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of December 31, 2020, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, and management services provided by the Company to the Great Park Venture.
• Commercial—includes Five Point Gateway Campus, an office and research and development campus within the Great Park Neighborhoods, consisting of four buildings and surrounding land that the Gateway Commercial Venture acquired in 2017. In 2020, the Gateway Commercial Venture sold three of the buildings and approximately 11 acres of land within the campus. The Company and a subsidiary of Lennar lease portions of the fourth building that remains under the ownership of the Gateway Commercial Venture. The Gateway Commercial Venture also owns approximately 50 acres of commercial land with additional development rights at the campus. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture. As of December 31, 2020, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture.

Segment operating results and reconciliations to the Company’s consolidated balances are as follows:

	For the year ended December 31, 2020
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture (1)	Removal of Gateway Commercial Venture (1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations (2)	Corporate and unallocated (3)	Total Consolidated
Revenues	$124,892	$1,430	$51,727	$24,638	$202,687	$(24,827)	$(24,241)	$—	$—	$—	$—	$153,619
Depreciation and amortization	123	247	8,603	9,412	18,385	—	(9,412)	—	—	—	915	9,888
Interest income	23	—	1,272	—	1,295	(1,272)	—	—	—	—	1,346	1,369
Interest expense	—	—	—	8,857	8,857	—	(8,857)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	21,193	(10,355)	(22,504)	112,242	100,576	29,406	(111,845)	(39,951)	83,884	—	(60,976)	1,094
Other significant items:
Segment assets	814,913	1,231,586	1,236,217	104,722	3,387,438	(1,069,426)	(104,722)	391,465	48,788	(22,121)	330,563	2,961,985
Inventory assets and real estate related assets, net	767,322	1,223,537	916,127	90,276	2,997,262	(916,127)	(90,276)	—	—	—	—	1,990,859
Expenditures for long-lived assets (4)	149,789	37,406	60,529	1,139	248,863	(60,529)	(1,139)	—	—	—	1,629	188,824

	For the year ended December 31, 2019
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture (1)	Removal of Gateway Commercial Venture (1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations (2)	Corporate and unallocated (3)	Total Consolidated
Revenues	$143,190	$3,995	$307,843	$34,479	$489,507	$(270,970)	$(34,157)	$—	$—	$—	$—	$184,380
Depreciation and amortization	286	215	15,567	15,100	31,168	—	(15,100)	—	—	—	740	16,808
Interest income	1	—	3,489	—	3,490	(3,489)	—	—	—	—	7,843	7,844
Interest expense	—	—	—	16,892	16,892	—	(16,892)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	25,780	49,890	44,369	(4,818)	115,221	(34,886)	5,140	6,182	(3,855)	—	(65,534)	22,268
Other significant items:
Segment assets	748,082	1,197,081	1,356,417	473,409	3,774,989	(1,196,258)	(473,398)	431,835	101,404	(8,310)	374,438	3,004,700
Inventory assets and real estate related assets, net	703,587	1,186,174	870,861	451,988	3,212,610	(870,861)	(451,988)	—	—	—	—	1,889,761
Expenditures for long-lived assets (4)	241,410	49,421	(9,487)	2,924	284,268	9,487	(2,924)	—	—	—	1,808	292,639

	For the year ended December 31, 2018
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture (1)	Removal of Gateway Commercial Venture (1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations (2)	Corporate and unallocated (3)	Total Consolidated
Revenues	$6,401	$6,010	$210,779	$28,069	$251,259	$(175,689)	$(26,580)	$—	$—	$—	$—	$48,990
Depreciation and amortization	271	287	12,456	11,730	24,744	—	(11,730)	—	—	—	210	13,224
Interest income	1	—	2,815	—	2,816	(2,815)	—	—	—	—	11,766	11,767
Interest expense	—	—	—	11,563	11,563	—	(11,563)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	(6,802)	(18,060)	15,211	(187)	(9,838)	(3,068)	1,676	(906)	(1,257)	—	(54,552)	(67,945)
Other significant items:
Segment assets	596,222	1,151,372	1,303,362	479,662	3,530,618	(1,154,216)	(478,956)	425,653	107,246	(730)	494,277	2,923,892
Inventory assets	559,126	1,136,958	1,059,717	464,123	3,219,924	(1,059,717)	(464,123)	—	—	—	—	1,696,084
Expenditures for long-lived assets (4)	198,008	73,177	109,292	27,030	407,507	(109,292)	(27,030)	—	—	—	2,354	273,539

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s operating results and balances that are included in the Great Park segment and Commercial segment operating results and balances, respectively, but are not included in the Company’s consolidated results and balances.
(2) Represents intersegment balances that eliminate in consolidation.
(3) Corporate and unallocated activity is primarily comprised of corporate general, and administrative expenses and income taxes. Corporate and unallocated assets consist of cash and cash equivalents, receivables, ROU assets, prepaid expenses and deferred financing costs.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and include noncash project accruals and capitalized interest. For the year ended December 31, 2020 and 2019, Great Park Venture’s net expenditures include $9.3 million and $127.0 million, respectively, in inventory cost reimbursements received.
The Valencia Landbank Venture represented one of the Company’s major customers during the year ended December 31, 2020, accounting for approximately $53.2 million, or 35%, of total consolidated revenues. A third party home builder represented another major customer of the Company during the year ended December 31, 2020, accounting for approximately $59.1 million, or 38%, of total consolidated revenues. Revenues generated from both customers were from the sale of homesites in Valencia. An unaffiliated land banking entity that acquired homesites in Valencia in 2019 represented one of the Company’s major customers during the year ended December 31, 2019 and accounted for approximately $139.9 million, or 76%, of total consolidated revenues. A related party of the Company retained the option to acquire these homesites in the future from the unaffiliated land banking entity. The Great Park Venture represented another of the Company’s major customers for the years ended December 31, 2020, 2019 and 2018, and accounted for approximately $26.9 million, or 18%, $36.9 million, or 20%, and $35.1 million, or 72%, of total consolidated revenues, respectively. These revenues represented management services revenues and were reported in the Great Park segment.

16.     SHARE-BASED COMPENSATION

The Company has an incentive award plan that provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the incentive award plan) and performance share awards. Employees and consultants of the Company and its subsidiaries and affiliates, as well as non-employee members of the Company’s Board of Directors, are eligible to receive awards under the incentive award plan. The incentive award plan authorizes the issuance of up to 11,710,148 Class A common shares of the Holding Company. As of December 31, 2020, there were 4,689,214 remaining Class A common shares available for future issuance under the incentive award plan.
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
The Company estimates the fair value of restricted share awards with a service condition based on the closing market price of the Company’s Class A common shares on the award’s grant date. Prior to the Company’s shares being publicly traded, the Company measured the fair value of RSUs and restricted share awards based on the estimated fair value of the Company’s underlying Class A common shares determined using a discounted cash flow analysis. The inputs utilized in the Company’s estimate were selected by the Company based on information available to the Company, including relevant information obtained after the measurement date, as to the assumptions that market participants would make at the measurement date. The grant date fair value of awards with a market condition are determined using a Monte-Carlo approach.
During the years ended December 31, 2020, 2019 and 2018, the Company reacquired vested RSUs and restricted share awards from employees for $5.5 million, $4.1 million and $5.1 million, respectively, for the purpose of settling tax withholding obligations. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.
The following table summarizes share-based equity compensation activity for the years ended December 31, 2020, 2019 and 2018:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	1,085	$18.57
Granted	1,724	$14.81
Forfeited	(105)	$14.83
Vested	(811)	$18.76
Nonvested at December 31, 2018	1,893	$15.27
Granted	1,899	$5.09
Forfeited	(4)	$14.83
Vested	(777)	$14.62
Nonvested at December 31, 2019	3,011	$9.02
Granted	677	$8.09
Forfeited	(313)	$6.93
Vested	(1,100)	$12.51
Nonvested at December 31, 2020	2,275	$7.35

Share-based compensation expense was $11.6 million, $13.6 million and $11.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Approximately $5.9 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.1 years from December 31, 2020. The estimated fair value at vesting of share-based awards that vested during the years ended December 31, 2020, 2019 and 2018 was $8.7 million, $5.9 million, and $11.8 million, respectively.
17.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The Retirement Plan’s funded status and amounts recognized in the Company’s consolidated financial statements for the Retirement Plan as of and for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Change in benefit obligation:
Projected benefit obligation—beginning of year	$22,017	$20,324
Interest cost	656	828
Benefits paid	(2,089)	(789)
Actuarial loss	1,788	1,654
Projected benefit obligation—end of year	$22,372	$22,017
Change in plan assets:
Fair value of plan assets—beginning of year	$19,683	$16,895
Actual gain on plan assets	2,565	3,577
Employer contributions	347	—
Benefits paid	(2,088)	(789)
Fair value of plan assets—end of year	$20,507	$19,683
Funded status	$(1,865)	$(2,334)
Amounts recognized in the consolidated balance sheet—liability	$(1,865)	$(2,334)
Amounts recognized in accumulated other comprehensive loss—net actuarial loss	$(4,602)	$(4,367)
The accumulated benefit obligation for the Retirement Plan was $22.4 million and $22.0 million at December 31, 2020 and 2019, respectively.

The components of net periodic benefit and other amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018, are as follows (in thousands):

	2020	2019	2018
Net periodic benefit:
Interest cost	$656	$828	$749
Expected return on plan assets	(1,109)	(1,006)	(1,146)
Amortization of net actuarial loss	97	143	90
Net periodic benefit	(356)	(35)	(307)
Adjustment to accumulated other comprehensive loss:
Net actuarial loss (gain)	332	(917)	1,252
Amortization of net actuarial loss	(97)	(143)	(90)
Total adjustment to accumulated other comprehensive loss	235	(1,060)	1,162
Total recognized in net periodic benefit and accumulated other comprehensive loss	$(121)	$(1,095)	$855
The weighted-average assumptions used to determine benefit obligations as of December 31, 2020 and 2019 were as follows:

	2020	2019
Discount rate	2.35%	3.15%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used to determine net periodic expense for the years ended December 31, 2020, 2019 and 2018, were as follows:

	2020	2019	2018
Discount rate	3.15%	4.20%	3.55%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	5.96%	6.17%	6.23%
To develop the long-term rate of return on assets assumption, the Company considered the current level of expected return on risk-free investments (primarily U.S. government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class.
Plan Assets—The Company’s investment policy and strategy for the Retirement Plan is to ensure the appropriate level of diversification and risk. The asset allocation targets were approximately 55% in equity investments (Standard & Poor’s Large Cap Index Funds, Small Cap Equity, Mid Cap Equity, and International Equity) and approximately 45% in fixed-income investments (U.S. bond funds and domestic fixed income). In accordance with the policy, the Retirement Plan assets are monitored and the investments may be rebalanced quarterly. The Retirement Plan’s assets consist of pooled or collective investment funds that have more than one investor. The Retirement Plan estimates the fair value of its interest in such funds at a net asset value (“NAV”) per unit reported by the trustee. The NAV per unit is the result of accumulated values of the underlying investments held by the fund, which are valued daily. NAV is utilized by the Company to determine fair value of the plan assets as a practical expedient as of the consolidated balance sheet date. Plan assets for which fair value is measured using NAV shall not be categorized within the fair value hierarchy. The Retirement Plan’s assets may be redeemed at the NAV per unit with no restrictions.

The Retirement Plan’s assets at fair value as of December 31, 2020 and 2019, are as follows (in thousands):

Asset Category	2020	2019
Pooled and/or collective funds:
Equity funds:
Large cap	$5,767	$7,259
Mid cap	2,555	1,400
Small cap	1,080	1,963
International	2,152	1,960
Fixed-income funds—U.S. bonds and short term	8,953	7,101
Total	$20,507	$19,683
The Company’s funding policy is to contribute amounts sufficient to meet minimum requirements but not more than the maximum tax-deductible amount. The Company does not expect to have a minimum required contribution in 2021 and expects future benefit payments to be paid as follows (in thousands):

2021	$1,029
2022	1,774
2023	1,490
2024	2,808
2025	2,027
2026-2030	8,388
$17,516
Employee Savings Plan—The Company has an employee savings plan under Section 401(k) of the Internal Revenue Code, which is available to all eligible associates. Certain associate contributions may be supplemented by the Company. The Company’s contributions were $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

The expense for income taxes for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	2020	2019	2018
Current income tax expense:
Federal	$(24)	$—	$—
State	(770)	—	—
Total current income tax (expense)	(794)	—	—
Deferred income tax benefit (expense):
Federal	$(379)	$(3,750)	$5,066
State	530	(1,732)	2,340
Total deferred income tax benefit (expense)	151	(5,482)	7,406
(Increase) decrease in valuation allowance	(1,101)	3,062	(16,585)
Expiration of unused loss carryforwards	—	(25)	(4)
Expense for income taxes	$(1,744)	$(2,445)	$(9,183)
Limitations on the utilization of net operating losses included in The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) caused the Holding Company to increase its deferred tax liability, net of valuation allowance, giving rise to a $1.0 million, $2.4 million and $9.2 million federal tax provision, respectively, for the years ended December 31, 2020, 2019 and 2018 and a state tax provision of $0.8 million for the year ended December 31, 2020. The 2020 current state tax provision is a result of California Assembly Bill 85 (“AB-85”), which suspends the use of net operating losses (“NOLs”) in tax years 2020 through 2022.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences are as follows (in thousands):

	2020	2019
Deferred tax assets
Net operating loss carryforward	$117,968	$115,636
Tax receivable agreement	48,481	48,309
Other	1,715	1,258
Valuation allowance	(18,160)	(20,107)
Total deferred tax assets	150,004	145,096
Deferred tax liabilities-investments in subsidiaries	(162,582)	(156,724)
Deferred tax liability, net	$(12,578)	$(11,628)
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

During the year ended December 31, 2018, the valuation allowance increased by $16.6 million as a result of operating losses. Also during 2018, the valuation allowance decreased by $1.3 million as a result of deferred taxes established through adjustments to contributed capital principally associated with increases in the payable pursuant to the tax receivable agreement. The net increase in the valuation allowance for the year ended December 31, 2018 was $15.3 million. During the year ended December 31, 2019 and 2020, the valuation allowance decreased by $3.1 million and $1.9 million, respectively, primarily due to operating income in both years.
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
At December 31, 2020, the Holding Company had federal tax effected NOL carryforwards totaling $90.0 million, and state tax effected NOL carryforwards, net of federal income tax benefit, totaling $28.0 million. Federal NOLs incurred prior to 2018 and California NOLs may be carried forward up to 21 years to offset future taxable income and begin to expire in 2030. The additional year to utilize California NOLs is a result of bill AB-85, which suspended (and extended the carry forward period of) NOLs for tax years 2020 through 2022. Federal NOLs incurred in 2018 and forward do not expire.
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

    A reconciliation of the statutory rate and the effective tax rate for 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Statutory rate	21.00%	21.00%	21.00%
State income taxes-net of federal income tax benefit	6.98	6.98	6.98
Statutory federal tax rate change	—	—	—
Noncontrolling interests	(15.00)	(14.98)	(15.83)
Executive compensation limitation and other permanent items	5.94	8.34	0.06
Valuation allowance related to the Tax Act	—	—	(15.63)
Deferred tax asset valuation allowance	42.54	(11.54)	(12.20)
Expiration of unused loss carryforwards	—	0.09	(0.01)
Effective rate	61.46%	9.89%	(15.63)%
    At December 31, 2020 and 2019, the Holding Company did not have any gross unrecognized tax benefits, and did not require an accrual for interest or penalties.
    For the year ended December 31, 2020, the Company recorded income tax expense of $1.7 million on a pre-tax income of $2.8 million. For the year ended December 31, 2019, the Company recorded tax expense of $2.4 million on a pre-tax income of $24.7 million. For the year ended December 31, 2018, the Company recorded tax expense of $9.2 million on a pre-tax loss of 58.8 million. The effective tax rates for the years ended December 31, 2020, 2019 and 2018, differ from the 21% federal statutory and applicable state statutory tax rates primarily due to the Company’s valuation allowance and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture and from the change in the statutory federal tax rate in 2017.
    The Holding Company files income tax returns in the U.S. federal jurisdiction and in the state of California. As a result of tax net operating losses incurred by the Holding Company for the years ended December 31, 2009 through December 31, 2017, the Holding Company is subject to U.S. federal, state, and local examinations by tax authorities for the years beginning 2009 through 2019. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.
19.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS AND DISCLOSURES
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both December 31, 2020 and 2019.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At December 31, 2020, the estimated fair value of notes payable, net was $663.9 million compared to a carrying value of $617.6 million. At December 31, 2019, the estimated fair value of notes payable, net was $631.1 million compared to a carrying value of $616.0 million. During the years ended December 31, 2020, 2019 and 2018, the Company had no assets that were measured at fair value on a nonrecurring basis, other than a valuation adjustment to the Company's investment in the Great Park Venture during 2020 (see Note 4).

20.    EARNINGS PER SHARE
The Company uses the two-class method in its computation of earnings per share. The Company’s Class A common shares and the Class B common shares are entitled to receive distributions at different rates, with each Class B common share receiving 0.03% of the distributions paid on each Class A common share. Under the two-class method, the Company’s net income available to common shareholders is allocated between the two classes of common shares on a fully-distributed basis and reflects residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, the Company determined that both classes share in the Company’s losses, and they share in the losses using the same mechanism as the distributions. The Company also has restricted share awards and performance restricted share awards (see Note 16) that have a right to non-forfeitable dividends while unvested and are contemplated as participating when the Company is in a net income position. These awards participate in distributions on a basis equivalent to other Class A common shares but do not participate in losses.
No distributions to common shares were declared for the years ended December 31, 2020, 2019 and 2018.
Diluted income (loss) per share calculations for both Class A common shares and Class B common shares contemplate adjustments to the numerator and the denominator under the if-converted method for Class B common shares, the exchangeable Class A units of the San Francisco Venture and the exchangeable Class A Common Units of the Operating Company. The Company uses the treasury stock method or the two-class method when evaluating dilution for RSUs, restricted shares, and performance restricted shares. The more dilutive of the two methods is included in the calculation for diluted income (loss) per share.

    The following table summarizes the basic and diluted earnings per share calculations for the years ended December 31, 2020, 2019 and 2018 (in thousands, except shares and per share amounts):

	2020	2019	2018
Numerator:
Net (loss) income attributable to the Company	$(428)	$9,033	$(34,714)
Adjustments to net (loss) income	20	50	221
Net (loss) income attributable to common shareholders	$(408)	$9,083	$(34,493)
Numerator—basic common shares:
Net (loss) income attributable to common shareholders	$(408)	$9,083	$(34,493)
Less: net income allocated to participating securities	$—	$(390)	$—
Allocation of net (loss) income to common shareholders	$(408)	$8,693	$(34,493)
Numerator for basic net (loss) income available to Class A Common Shareholders	$(408)	$8,690	$(34,480)
Numerator for basic net (loss) income available to Class B Common Shareholders	$—	$3	$(13)
Numerator—diluted common shares:
Net (loss) income attributable to common shareholders	$(408)	$9,083	$(34,493)
Reallocation of (loss) income upon assumed exchange of dilutive potential securities	$(16)	$9,501	$—
Less: net income allocated to participating securities	$—	$(372)	$—
Allocation of net (loss) income to common shareholders	$(424)	$18,212	$(34,493)
Numerator for diluted net (loss) income available to Class A Common Shareholders	$(424)	$18,209	$(34,480)
Numerator for diluted net (loss) income available to Class B Common Shareholders	$—	$3	$(13)
Denominator:
Basic weighted average Class A common shares outstanding	66,722,187	66,261,968	65,002,387
Diluted weighted average Class A common shares outstanding	69,000,096	145,491,898	65,002,387
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,221,176	79,859,730
Basic (loss) earnings per share:
Class A common shares	$(0.01)	$0.13	$(0.53)
Class B common shares	$(0.00)	$0.00	$(0.00)
Diluted (loss) earnings per share:
Class A common shares	$(0.01)	$0.13	$(0.53)
Class B common shares	$(0.00)	$0.00	$(0.00)

Anti-dilutive potential RSUs	—	—	72,579
Anti-dilutive potential Performance RSUs	338,813	388,155	—
Anti-dilutive potential Restricted Shares (weighted average)	1,690,773	—	1,817,020
Anti-dilutive potential Performance Restricted Shares (weighted average)	695,154	—	—
Anti-dilutive potential Class A common shares (weighted average)	76,120,180	—	79,883,687

21.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized net actuarial losses for the Retirement Plan that totaled $2.8 million and $2.7 million at December 31, 2020 and 2019, net of tax benefits of $0.7 million and $0.8 million, respectively. At December 31, 2020 and 2019, the Company held a full valuation allowance related to the accumulated tax benefits, respectively. Accumulated other comprehensive loss of $1.8 million and $1.6 million is included in noncontrolling interests at December 31, 2020 and 2019, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $61,000, $89,000 and $55,000, net of taxes, and are included in miscellaneous other income on the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Five Point Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 9, 2021, expressed an unqualified opinion on those financial statements.
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
Costa Mesa, California
March 9, 2021

ITEM 9B.     Other Information
Not applicable.
PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2020 (the “Proxy Statement”). The information in the Proxy Statement relevant to this item is incorporated herein by reference.
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
The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	4,689,214

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information in the Proxy Statement relevant to this item is incorporated herein by reference.
Item 14.     Principal Accounting Fees and Services
The information in the Proxy Statement relevant to this item is incorporated herein by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report.
1.The following financial statements are contained in Item 8.

Financial Statements		Page in this Report
Report of Independent Registered Public Accounting Firm		52
Consolidated Balance Sheets as of December 31, 2020 and 2019		53
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018		54
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020, 2019 and 2018		55
Consolidated Statements of Capital for the years ended December 31, 2020, 2019 and 2018		56
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018		57
Notes to the Consolidated Financial Statements		58

1.The following financial statement schedule is included in this Report:

Financial Statement Schedule		Page in this Report
Schedule III—Real Estate and Accumulated Depreciation		105

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

1.The following exhibits are filed with this Report or incorporated by reference:

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

4.1	Description of Shares (Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 is incorporated herein by this reference)

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

FIVE POINT HOLDINGS, LLC

By:	/s/ Emile Haddad
Emile Haddad
President and Chief Executive Officer
Date:	March 9, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Emile Haddad	/s/ Emile Haddad
Chairman of the Board, President, and Chief Executive Officer	Date:	March 9, 2021

Principal Financial and Accounting Officer:

Erik Higgins	/s/ Erik Higgins
Chief Financial Officer and Vice President	Date:	March 9, 2021

Directors:

Kathleen Brown	/s/ Kathleen Brown		Gary Hunt	/s/ Gary Hunt
	Date:	March 9, 2021		Date:	March 9, 2021

William Browning	/s/ William Browning		Stuart Miller	/s/ Stuart Miller
	Date:	March 9, 2021		Date:	March 9, 2021

Evan Carruthers	/s/ Evan Carruthers		Michael Rossi	/s/ Michael Rossi
	Date:	March 9, 2021		Date:	March 9, 2021

Jonathan Foster	/s/ Jonathan Foster		Michael Winer	/s/ Michael Winer
	Date:	March 9, 2021		Date:	March 9, 2021

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020

($ in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (a)		Gross Amounts at Which Carried at Close of Period (b)
Description	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total		Accumulated Depreciation		Date of Construction	Date Acquired / Completed	Depreciation Life
Valencia (formerly Newhall Ranch)- Land under development	Los Angeles County, CA	$—	$111,172	$—	$656,150	$—	$767,322	$—	$767,322		$—			2009	N/A
Candlestick and The San Francisco Shipyard- Land under development	San Francisco, CA	—	1,038,154	—	185,383	—	1,223,537	—	1,223,537		—			2016	N/A
Agriculture- Operating property	Los Angeles County, CA Ventura County, CA	—	40,634	1,114	(13,477)	1,846	27,157	2,960	30,117	(c)	1,891			2009	(d)
Total		$—	$1,189,960	$1,114	$828,056	$1,846	$2,018,016	$2,960	$2,020,976	(e)	$1,891	(e)
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
(d)    See Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.
(e)    Reconciliation of “Real Estate and Accumulated Depreciation”:

Reconciliation of Real Estate
	2020	2019	2018
	(In thousands)
Balance at beginning of year	$1,919,777	$1,726,059	$1,461,197
Improvements and additions (1)	189,395	290,813	283,836
Cost of real estate sold (2)	(85,953)	(96,897)	(9,586)
Reimbursements and disposals (3)	(2,243)	(198)	(9,388)
Balance at end of year	$2,020,976	$1,919,777	$1,726,059
(1) Improvements and additions include noncash project accruals and capitalized interest.
(2) Includes inventory relief associated with adoption of the new revenue recognition standard in 2018.
(3) Includes disposal of TPC Golf Course in 2018.

Reconciliation of Accumulated Depreciation
	2020	2019	2018
	(In thousands)
Balance at beginning of year	$1,758	$1,587	$3,407
Additions	133	176	187
Disposals	—	(5)	(2,007)
Balance at end of year	$1,891	$1,758	$1,587