Form 10-Q
period 2021-03-31
Five Point Holdings, LLC
filed 2021-05-10
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021, 68,758,347 Class A common shares and 79,233,544 Class B common shares were outstanding.

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
Please see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as other risks and uncertainties detailed from time to time in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission, for a more detailed discussion of these and other risks.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
INVENTORIES	$2,043,407	$1,990,859
INVESTMENT IN UNCONSOLIDATED ENTITIES	439,239	442,850
PROPERTIES AND EQUIPMENT, NET	32,452	32,769
INTANGIBLE ASSET, NET—RELATED PARTY	63,901	71,747
CASH AND CASH EQUIVALENTS	229,670	298,144
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,330	1,330
RELATED PARTY ASSETS	108,164	103,681
OTHER ASSETS	17,048	20,605
TOTAL	$2,935,211	$2,961,985

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$617,843	$617,581
Accounts payable and other liabilities	144,239	135,331
Related party liabilities	101,832	113,149
Deferred income tax liability, net	12,578	12,578
Payable pursuant to tax receivable agreement	172,726	173,248
Total liabilities	1,049,218	1,051,887

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: March 31, 2021—68,758,347 shares; December 31, 2020—69,051,284 shares
Class B common shares; No par value; Issued and outstanding: March 31, 2021—79,233,544 shares; December 31, 2020—79,233,544 shares
Contributed capital	576,826	578,278
Retained earnings	32,442	42,221
Accumulated other comprehensive loss	(2,811)	(2,833)
Total members’ capital	606,457	617,666
Noncontrolling interests	1,254,536	1,267,432
Total capital	1,860,993	1,885,098
TOTAL	$2,935,211	$2,961,985

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Land sales	$22	$6
Land sales—related party	19	10
Management services—related party	12,439	8,244
Operating properties	700	960
Total revenues	13,180	9,220
COSTS AND EXPENSES:
Land sales	—	—
Management services	10,777	6,051
Operating properties	1,585	1,945
Selling, general, and administrative	19,538	24,626
Total costs and expenses	31,900	32,622
OTHER INCOME:
Interest income	27	1,006
Miscellaneous	1,204	88
Total other income	1,231	1,094
EQUITY IN LOSS FROM UNCONSOLIDATED ENTITIES	(3,556)	(30,911)
LOSS BEFORE INCOME TAX BENEFIT	(21,045)	(53,219)
INCOME TAX BENEFIT	—	—
NET LOSS	(21,045)	(53,219)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(11,266)	(28,413)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(9,779)	$(24,806)

NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$(0.14)	$(0.36)
Diluted	$(0.14)	$(0.37)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	67,288,860	66,649,866
Diluted	67,288,860	68,792,585
NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic	79,233,544	79,233,544
Diluted	79,233,544	79,233,544
See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
NET LOSS	$(21,045)	$(53,219)
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net loss	28	24
Other comprehensive income before taxes	28	24
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	—	—
OTHER COMPREHENSIVE INCOME—Net of tax	28	24
COMPREHENSIVE LOSS	(21,017)	(53,195)
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(11,255)	(28,404)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(9,762)	$(24,791)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2020	69,051,284	79,233,544	$578,278	$42,221	$(2,833)	$617,666	$1,267,432	$1,885,098
Net loss	—	—	—	(9,779)	—	(9,779)	(11,266)	(21,045)
Share-based compensation expense	—	—	1,316	—	—	1,316	—	1,316
Reacquisition of share-based compensation awards for tax-withholding purposes	(324,905)	—	(2,047)	—	—	(2,047)	—	(2,047)
Issuance of share-based compensation awards, net of forfeitures	31,968	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	17	17	11	28
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(2,879)	(2,879)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	522	—	—	522	—	522
Adjustment of noncontrolling interest in the Operating Company	—	—	(1,243)	—	5	(1,238)	1,238	—
BALANCE - March 31, 2021	68,758,347	79,233,544	$576,826	$32,442	$(2,811)	$606,457	$1,254,536	$1,860,993

BALANCE - December 31, 2019	68,788,257	79,233,544	$571,532	$42,844	$(2,682)	$611,694	$1,272,106	$1,883,800
Adoption of new accounting standards at unconsolidated entities	—	—	—	(195)	—	(195)	(224)	(419)
Net loss	—	—	—	(24,806)	—	(24,806)	(28,413)	(53,219)
Share-based compensation expense	—	—	3,012	—	—	3,012	—	3,012
Reacquisition of share-based compensation awards for tax-withholding purposes	(436,675)	—	(5,521)	—	—	(5,521)	—	(5,521)
Settlement of restricted share units for Class A common shares	335,078	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	375,238	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	15	15	9	24
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(4,568)	(4,568)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(615)	—	—	(615)	—	(615)
Adjustment of noncontrolling interest in the Operating Company	—	—	1,364	—	(4)	1,360	(1,360)	—
BALANCE - March 31, 2020	69,061,898	79,233,544	$569,772	$17,843	$(2,671)	$584,944	$1,237,550	$1,822,494

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,045)	$(53,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss from unconsolidated entities	3,556	30,911
Depreciation and amortization	9,252	3,711
Share-based compensation	1,316	3,012
Changes in operating assets and liabilities:
Inventories	(52,080)	(68,672)
Related party assets	(5,027)	167
Other assets	2,942	1,411
Accounts payable and other liabilities	8,903	(6,403)
Related party liabilities	(313)	(344)
Net cash used in operating activities	(52,496)	(89,426)
CASH FLOWS FROM INVESTING ACTIVITIES:
Distribution from indirect Legacy Interest in Great Park Venture—related party	—	1,721
Return of investment from Valencia Landbank Venture	55	—
Purchase of properties and equipment	(103)	(704)
Net cash (used in) provided by investing activities	(48)	1,017
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party reimbursement obligation	(11,004)	(580)
Reacquisition of share-based compensation awards for tax-withholding purposes	(2,047)	(5,521)
Tax distributions to noncontrolling interests	(2,879)	(4,568)
Net cash used in financing activities	(15,930)	(10,669)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(68,474)	(99,078)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	299,474	348,574
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	231,000	$249,496
SUPPLEMENTAL CASH FLOW INFORMATION (Note 12)
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
The Company has two classes of shares outstanding: Class A common shares and Class B common shares. Holders of Class A common shares and holders of Class B common shares are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders, and are both entitled to receive distributions at the same time. However, the distributions paid to holders of Class B common shares are in an amount per share equal to 0.0003 multiplied by the amount paid per Class A common share.
The Company presents noncontrolling interests on the Company’s consolidated balance sheet and classifies such interests within capital but separate from the Company’s Class A and Class B members’ capital. Noncontrolling interests represent equity interests in the Company’s consolidated subsidiaries held by partners in the Operating Company, excluding the Holding Company, and members in The Shipyard Communities, LLC (the “San Francisco Venture”), excluding the Operating Company (see Note 5).
The diagram below presents a simplified depiction of the Company’s current organizational structure as of March 31, 2021:
(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of March 31, 2021, the Company owned approximately 62.4% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Until Class A Common Units of the Operating Company are exchanged or redeemed, the capital associated with Class A Common Units of the Operating Company not held by the Holding Company is presented within "noncontrolling interests" on the Company’s consolidated balance sheet. Assuming the exchange of all outstanding Class A Common Units of the Operating Company and all outstanding Class A units of the San Francisco Venture (see (2) below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on April 30, 2021 ($7.18), the equity market capitalization of the Company was approximately $1.1 billion.

(2) The Operating Company owns all of the outstanding Class B units of the San Francisco Venture, the entity developing the Candlestick and The San Francisco Shipyard communities. The Class A units of the San Francisco Venture, which the Operating Company does not own, are intended to be economically equivalent to Class A Common Units of the Operating Company. As the holder of all outstanding Class B units of the San Francisco Venture, the Operating Company is entitled to receive 99% of available cash from the San Francisco Venture after the holders of Class A units in the San Francisco Venture have received distributions equivalent to the distributions, if any, paid on Class A Common Units of the Operating Company. Class A units of the San Francisco Venture can be exchanged, on a one-for-one basis, for Class A Common Units of the Operating Company (See Note 5). Until exchanged or redeemed through the Operating Company, the capital associated with Class A units of the San Francisco Venture is presented within "noncontrolling interests" on the Company’s consolidated balance sheet.
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
(4) Interests in Heritage Fields LLC, a Delaware limited liability company (the “Great Park Venture”), are either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests are entitled to receive priority distributions in an amount equal to $565.0 million, of which $431.3 million had been distributed as of April 30, 2021 (See Note 4). The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in its consolidated financial statements.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year.
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
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Net periodic pension benefit	$134	$88
Other—related party	1,070	—
Total miscellaneous other income	$1,204	$88

3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 13) (in thousands):

	Three Months Ended March 31, 2021
	Valencia	San Francisco	Great Park	Commercial	Total
Land sales and Land sales—related party	$41	$—	$—	$—	$41
Management services—related party	—	—	12,340	99	12,439
Operating properties	277	—	—	—	277
	318	—	12,340	99	12,757
Operating properties leasing revenues	274	149	—	—	423
	$592	$149	$12,340	$99	$13,180

	Three Months Ended March 31, 2020
	Valencia	San Francisco	Great Park	Commercial	Total
Land sales and Land sales—related party	$16	$—	$—	$—	$16
Management services—related party	—	795	7,352	97	8,244
Operating properties	493	180	—	—	673
	509	975	7,352	97	8,933
Operating properties leasing revenues	287	—	—	—	287
	$796	$975	$7,352	$97	$9,220
The opening and closing balances of the Company’s contract assets for the three months ended March 31, 2021 were $85.1 million ($78.1 million related party, see Note 8) and $91.5 million ($85.1 million related party, see Note 8), respectively. The opening and closing balances of the Company’s contract assets for the three months ended March 31, 2020 were $73.0 million ($68.1 million related party) and $75.7 million ($70.5 million related party), respectively. The increase of $6.4 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively, between the opening and closing balances of the Company’s contract assets primarily result from a timing difference between the Company’s recognition of revenue earned for the performance of management services and no contractual payments due from the customer during the period.
The opening and closing balances of the Company’s receivables from contracts with customers and contract liabilities for the three months ended March 31, 2021 and 2020 were insignificant.
The Company, through the Management Company, has a development management agreement, as amended and restated (“A&R DMA”), with the Great Park Venture. The A&R DMA has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew upon mutual agreement for three additional years and then two additional years. Consideration in the form of contingent incentive compensation from the A&R DMA is recognized as revenue and a contract asset as services are provided over the expected contract term, although contractual payments are due in connection with distributions made to the members of the Great Park Venture. As of March 31, 2021, the aggregate amount of the constrained transaction price allocated to the Company’s partially unsatisfied performance obligations associated with the A&R DMA was $23.1 million. Subject to changes in the estimated transaction price and constraints on the transaction price, the Company will recognize this revenue ratably as services are provided over the remaining expected contract term.

4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of interests—“Percentage Interests” and “Legacy Interests.” Legacy Interest holders are entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions. The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of March 31, 2021. The Great Park Venture had made priority distributions to the holders of Legacy Interests in the aggregate amount of $431.3 million as of March 31, 2021.
The Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use, master-planned community located in Orange County, California. The Company, through the A&R DMA, manages the planning, development and sale of land at the Great Park Neighborhoods and supervises the day-to-day affairs of the Great Park Venture. The Great Park Venture is governed by an executive committee of representatives appointed by only the holders of Percentage Interests. The Company serves as the administrative member but does not control the actions of the executive committee.
The carrying value of the Company’s investment in the Great Park Venture is higher than the Company’s underlying share of equity in the carrying value of net assets of the Great Park Venture resulting in a basis difference. The Company’s earnings or losses from the equity method investment are adjusted by amortization and accretion of the basis differences as the assets (mainly inventory) and liabilities that gave rise to the basis difference are sold, settled or amortized.
During the three months ended March 31, 2021, the Great Park Venture recognized $0.2 million in land sale revenues to related parties of the Company and $0.7 million in land sale revenues to third parties. During the three months ended March 31, 2020, the Great Park Venture recognized $0.7 million in land sale revenues to related parties of the Company and $21.5 million in land sale revenues to third parties.
The following table summarizes the statements of operations of the Great Park Venture for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Land sale revenues	$960	$22,176
Cost of land sales	—	(15,304)
Other costs and expenses	(13,444)	(11,190)
Net loss of Great Park Venture	$(12,484)	$(4,318)
The Company’s share of net loss	$(4,682)	$(1,619)
Basis difference accretion (amortization)	766	(1,890)
Other-than-temporary investment impairment	—	(26,851)
Equity in loss from Great Park Venture	$(3,916)	$(30,360)
In March 2020, the Company determined that an other-than-temporary impairment existed for the Company’s investment in the Great Park Venture and recognized a $26.9 million impairment charge that is included in equity in loss from unconsolidated entities on the condensed consolidated statement of operations during the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, the Great Park Venture did not recognize any impairment losses on its long-lived assets.
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

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Inventories	$886,008	$916,127
Cash and cash equivalents	155,493	128,850
Receivable and other assets	24,481	24,449
Total assets	$1,065,982	$1,069,426
Accounts payable and other liabilities	$148,970	$139,929
Redeemable Legacy Interests	133,695	133,695
Capital (Percentage Interest)	783,317	795,802
Total liabilities and capital	$1,065,982	$1,069,426
The Company’s share of capital in Great Park Venture	$293,744	$298,426
Unamortized basis difference	93,805	93,039
The Company’s investment in the Great Park Venture	$387,549	$391,465

Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of March 31, 2021. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
The Gateway Commercial Venture owns one commercial office building and approximately 50 acres of commercial land with additional development rights at a 73 acre office, medical, research and development campus located within the Great Park Neighborhoods (the “Five Point Gateway Campus”). The Five Point Gateway Campus consists of four buildings totaling approximately one million square feet. Prior to May 2020, the Gateway Commercial Venture owned and operated all four buildings. In transactions that closed in May and August of 2020, the Gateway Commercial Venture sold three of the buildings and approximately 11 acres of land within the Five Point Gateway Campus. The Company and a subsidiary of Lennar Corporation (“Lennar”) lease portions of the fourth building, which remains under the ownership of the Gateway Commercial Venture, and during the three months ended March 31, 2021 and 2020, the Gateway Commercial Venture recognized $2.1 million and $2.1 million, respectively, in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Rental revenues	$2,101	$8,476
Rental operating and other expenses	(334)	(1,719)
Depreciation and amortization	(984)	(3,781)
Interest expense	(303)	(3,711)
Net income (loss) of Gateway Commercial Venture	$480	$(735)
Equity in earnings (loss) from Gateway Commercial Venture	$360	$(551)

The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Real estate and related intangible assets, net	$89,326	$90,276
Other assets	15,545	14,446
Total assets	$104,871	$104,722
Notes payable, net	$29,395	$29,381
Other liabilities	9,945	10,290
Members’ capital	65,532	65,051
Total liabilities and capital	$104,872	$104,722
The Company’s investment in the Gateway Commercial Venture	$49,148	$48,788
The debt of the Gateway Commercial Venture is non-recourse to the Company other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
Valencia Landbank Venture
As of March 31, 2021, the Company owned a 10% interest in the Valencia Landbank Venture, an entity organized in December 2020 for the purpose of taking assignment from homebuilders of purchase and sale agreements for the purchase of residential lots within the Valencia community. The Valencia Landbank Venture concurrently enters into option and development agreements with homebuilders pursuant to which the homebuilders retain the option to purchase the land to construct and sell homes. The Company does not have a controlling financial interest in the Valencia Landbank Venture, however, the Company has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member, and therefore the Company accounts for its investment in the Valencia Landbank Venture using the equity method. At March 31, 2021 and December 31, 2020, the Company’s investment in the Valencia Landbank Venture was $2.5 million and $2.6 million, respectively. No land was sold by the Valencia Landbank Venture to third party homebuilders during the three months ended March 31, 2021.
5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at March 31, 2021, the Holding Company and its wholly owned subsidiary owned approximately 62.4% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.6% of the outstanding Class A Common Units of the Operating Company.
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
During the three months ended March 31, 2021 and 2020, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.

The terms of the Operating Company's Limited Partnership Agreement (“LPA”) provide for the payment of certain tax distributions to the Operating Company's partners and management partner in an amount equal to the estimated income tax liabilities resulting from taxable income or gain allocated to those parties. The tax distribution provisions in the LPA were included in the Operating Company's governing documents adopted prior to the Company’s initial public offering and were designed to provide funds necessary to pay tax liabilities for income that might be allocated, but not paid, to the partners and the management partner. The management partner is an entity controlled by the Company’s Chairman and Chief Executive Officer, Emile Haddad. In January 2021, the Operating Company made tax distributions to all partners totaling $2.9 million, net of amounts distributable to the Holding Company. The management partner’s share of the distribution was $1.4 million. A tax distribution payment of $4.6 million was paid to the management partner in January 2020 as a result of taxable income allocated to it in 2018 and 2019. In April 2021, the Operating Company made a tax distribution of $0.3 million to the management partner. Generally, tax distributions are treated as advance distributions under the LPA and are taken into account when determining the amounts otherwise distributable under the LPA.
The San Francisco Venture

The San Francisco Venture has three classes of units—Class A, Class B and Class C units. The Operating Company owns all of the outstanding Class B units of the San Francisco Venture. All of the outstanding Class A units are owned by affiliates of Lennar and affiliates of Castlelake, LP. The Class A units of the San Francisco Venture are intended to be substantially economically equivalent to the Class A Common Units of the Operating Company. The Class A units of the San Francisco Venture represent noncontrolling interests to the Operating Company.
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
Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million new Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos communities facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At March 31, 2021 and December 31, 2020, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the condensed consolidated balance sheets.
6.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the payable pursuant to a tax receivable agreement (“TRA”). The Operating Company has investments in, and consolidates the assets and liabilities of, the San Francisco Venture, FP LP and FPL, all of which have also been determined to be VIEs.

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
As of March 31, 2021, the San Francisco Venture had total combined assets of $1.2 billion, primarily comprised of $1,234.5 million of inventories, $1.5 million in related party assets and total combined liabilities of $88.2 million including $77.9 million in related party liabilities.
As of December 31, 2020, the San Francisco Venture had total combined assets of $1.2 billion, primarily comprised of $1,223.5 million of inventories, $2.8 million in related party assets and total combined liabilities of $97.9 million including $89.0 million in related party liabilities.
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
As of March 31, 2021, FP LP and FPL had combined assets of $999.8 million, primarily comprised of $809.0 million of inventories, $63.9 million of intangibles, $86.3 million in related party assets, and total combined liabilities of $114.8 million, including $105.8 million in accounts payable and other liabilities and $9.0 million in related party liabilities.
As of December 31, 2020, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $767.3 million of inventories, $71.7 million of intangibles, $80.0 million in related party assets and total combined liabilities of $108.9 million, including $99.9 million in accounts payable and other liabilities and $9.0 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the three months ended March 31, 2021 and 2020, there were no VIEs that were deconsolidated.
7.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture. The intangible asset will be amortized over the expected contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(65,804)	(57,958)
Net book value	$63,901	$71,747

Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $7.8 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Great Park segment.
8.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Related Party Assets:
Contract assets (see Note 3)	$85,139	$78,055
Operating lease right-of-use asset (corporate office lease at Five Point Gateway Campus)	20,376	20,919
Other	2,649	4,707
	$108,164	$103,681
Related Party Liabilities:
Reimbursement obligation	$77,947	$88,951
Payable to holders of Management Company’s Class B interests	9,000	9,000
Operating lease liability (corporate office lease at Five Point Gateway Campus)	14,885	15,176
Other	—	22
	$101,832	$113,149

9.    NOTES PAYABLE, NET
At March 31, 2021 and December 31, 2020, notes payable consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
7.875% Senior Notes due 2025	$625,000	$625,000
Unamortized debt issuance costs and discount	(7,157)	(7,419)
	$617,843	$617,581
Revolving Credit Facility
In April 2021, the Operating Company entered into the third amendment to its $125.0 million unsecured revolving credit facility which, among other things, (i) extended the maturity date of the revolving credit facility from April 2022 to April 2024, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders and (ii) amended the revolving credit facility to include customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate. Any borrowings under the revolving credit facility continue to bear interest at LIBOR plus a margin ranging from 1.75% to 2.00% based on the Company’s leverage ratio. As of March 31, 2021, no funds had been drawn on the Operating Company’s revolving credit facility. However, letters of credit of $0.3 million were issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.7 million.
10.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At March 31, 2021 and December 31, 2020, the Company’s condensed consolidated balance sheets included a liability of $172.7 million and $173.2 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. No TRA payments were made during the three months ended March 31, 2021 and 2020.

11.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business. The operations of the Company are conducted through the Operating Company and its subsidiaries, and in some cases, the Holding Company will guarantee the payment by or performance of the Operating Company or its subsidiaries. The Company has operating leases for its corporate office and other facilities and the Holding Company is a guarantor to some of the lease agreements. Operating lease right-of-use assets are included in other assets or related party assets, and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the condensed consolidated balance sheets and were as follows as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Operating lease right-of-use assets ($20,376 and $20,919 related party, respectively)	$27,171	$28,276
Operating lease liabilities ($14,885 and $15,176 related party, respectively)	$22,874	$23,831
In addition to operating lease payment guarantees, the Holding Company had other contractual payment guarantees as of March 31, 2021 totaling $20.4 million.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $229.4 million and $229.6 million as of March 31, 2021 and December 31, 2020, respectively.
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
At each of March 31, 2021 and December 31, 2020, the Company had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Letters of Credit
At each of March 31, 2021 and December 31, 2020, the Company had outstanding letters of credit totaling $1.3 million. These letters of credit were issued to secure various development and financial obligations. At each of March 31, 2021 and December 31, 2020, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under certain of the letters of credit agreements.
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
12.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$919	$1,049

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to liability recognized under TRA	$(522)	$615
Cash paid for income taxes	$770	$—
Purchase of properties and equipment in accounts payable	$33	$627

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$229,670	$247,754
Restricted cash and certificates of deposit	1,330	1,742
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$231,000	$249,496
Amounts included in restricted cash and certificates of deposit represent amounts held as collateral on open letters of credit related to development obligations or because of other contractual obligations of the Company that require the restriction.
13.    SEGMENT REPORTING
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

• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of March 31, 2021, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, and management services provided by the Company to the Great Park Venture.
• Commercial—includes the operations of the Gateway Commercial Venture, which owns an approximately 189,000 square foot office building at the Five Point Gateway Campus. The Five Point Gateway Campus is an office, medical and research and development campus located within the Great Park Neighborhoods and consists of four buildings and surrounding land. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture. The Gateway Commercial Venture also owns approximately 50 acres of the surrounding commercial land with additional development rights at the campus. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture. As of March 31, 2021, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture at the historical basis of the venture.
     Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)
	Three Months Ended March 31,
	2021	2020	2021	2020
Valencia	$592	$796	$(4,899)	$(4,794)
San Francisco	149	975	94	(3,092)
Great Park	13,300	29,528	(10,921)	(2,542)
Commercial	2,200	8,573	579	(638)
Total reportable segments	16,241	39,872	(15,147)	(11,066)
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(960)	(22,176)	12,484	4,318
Gateway Commercial Venture (1)	(2,101)	(8,476)	(480)	735
Add equity in earnings (losses) from unconsolidated entities—
Great Park Venture	—	—	(3,916)	(30,360)
Gateway Commercial Venture	—	—	360	(551)
Corporate and unallocated (2)	—	—	(14,346)	(16,295)
Total consolidated balances	$13,180	$9,220	$(21,045)	$(53,219)

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s operating results that are included in the Great Park segment and Commercial segment operating results, respectively, but are not included in the Company’s consolidated results and balances.
(2) Corporate and unallocated activity is primarily comprised of corporate general, and administrative expenses.

Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	March 31, 2021	December 31, 2020
Valencia	$854,671	$814,913
San Francisco	1,240,747	1,231,586
Great Park	1,232,542	1,236,217
Commercial	104,871	104,722
Total reportable segments	3,432,831	3,387,438
Reconciling items:
Removal of unconsolidated balances of Great Park Venture (1)	(1,065,982)	(1,069,426)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(104,871)	(104,722)
Other eliminations (2)	(19,496)	(22,121)
Add investment balance in Great Park Venture	387,549	391,465
Add investment balance in Gateway Commercial Venture	49,148	48,788
Corporate and unallocated (3)	256,032	330,563
Total consolidated balances	$2,935,211	$2,961,985

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s balances that are included in the Great Park segment and Commercial segment balances, respectively, but are not included in the Company’s consolidated balances.
(2) Represents intersegment balances that eliminate in consolidation.
(3) Corporate and unallocated assets consist of cash and cash equivalents, receivables, right-of-use assets, and prepaid expenses.
14.     SHARE-BASED COMPENSATION
The following table summarizes share-based equity compensation activity for the three months ended March 31, 2021:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2021	2,275	$7.35
Granted	76	$6.33
Forfeited	(44)	$3.00
Vested	(959)	$11.12
Nonvested at March 31, 2021	1,348	$4.74

Share-based compensation expense was $1.3 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. The estimated fair value at vesting of share based awards that vested during the three months ended March 31, 2021 was $6.1 million.
In January 2021 and 2020, the Company reacquired vested restricted share units (“RSUs”) and restricted Class A common shares for $2.0 million and $5.5 million, respectively, for the purpose of settling tax withholding obligations of employees. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.
15.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.

The components of net periodic benefit for the three months ended March 31, 2021 and 2020, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net periodic benefit:
Interest cost	$128	$164
Expected return on plan assets	(290)	(276)
Amortization of net actuarial loss	28	24
Net periodic benefit	$(134)	$(88)
Net periodic benefit does not include a service cost component as a result of the Retirement Plan being frozen. All other components of net periodic benefit are included in other income on the condensed consolidated statements of operations.
16.    INCOME TAXES
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
In the three months ended March 31, 2021, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $21.0 million. In the three months ended March 31, 2020, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $53.2 million. The effective tax rates for the three months ended March 31, 2021 and 2020, differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the Company’s valuation allowance on its book losses, disallowance of executive compensation expenses not deductible for tax, and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
Largely due to a history of book losses, the Company continues to record a valuation allowance against its federal and state net deferred tax assets.
17.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS AND DISCLOSURES
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both March 31, 2021 and December 31, 2020.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At March 31, 2021, the estimated fair value of notes payable, net was $654.4 million compared to a carrying value of $617.8 million. At December 31, 2020, the estimated fair value of notes payable, net was $663.9 million compared to a carrying value of $617.6 million. During the three months ended March 31, 2021 and 2020, the Company had no assets that were measured at fair value on a nonrecurring basis, other than a valuation adjustment to the Company’s investment in the Great Park Venture in March 2020 (see Note 4).

18.    EARNINGS PER SHARE
The Company uses the two-class method in its computation of earnings per share. The Company’s Class A common shares and Class B common shares are entitled to receive distributions at different rates, with each Class B common share receiving 0.03% of the distributions paid on each Class A common share. Under the two-class method, the Company’s net income available to common shareholders is allocated between the two classes of common shares on a fully-distributed basis and reflects residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, the Company determined that both classes share in the Company’s losses, and they share in the losses using the same mechanism as the distributions. The Company also has restricted share awards and performance restricted share awards (see Note 14) that have a right to non-forfeitable dividends while unvested and are contemplated as participating when the Company is in a net income position. These awards participate in distributions on a basis equivalent to other Class A common shares but do not participate in losses.
No distributions on common shares were declared for the three months ended March 31, 2021 or 2020.
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

The following table summarizes the basic and diluted earnings per share calculations for the three months ended March 31, 2021 and 2020 (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to the Company	$(9,779)	$(24,806)
Adjustments to net loss attributable to the Company	113	487
Net loss attributable to common shareholders	$(9,666)	$(24,319)
Numerator—basic common shares:
Numerator for basic net loss available to Class A common shareholders	$(9,663)	$(24,311)
Numerator for basic net loss available to Class B common shareholders	$(3)	$(8)
Numerator—diluted common shares:
Net loss attributable to common shareholders	$(9,666)	$(24,319)
Reallocation of loss upon assumed exchange of dilutive potential securities	$—	$(954)
Allocation of diluted net loss among common shareholders	$(9,666)	$(25,273)
Numerator for diluted net loss available to Class A common shareholders	$(9,663)	$(25,265)
Numerator for diluted net loss available to Class B common shareholders	$(3)	$(8)
Denominator:
Basic weighted average Class A common shares outstanding	67,288,860	66,649,866
Diluted weighted average Class A common shares outstanding	67,288,860	68,792,585
Basic weighted average Class B common shares outstanding	79,233,544	79,233,544
Diluted weighted average Class B common shares outstanding	79,233,544	79,233,544
Basic loss per share:
Class A common shares	$(0.14)	$(0.36)
Class B common shares	$(0.00)	$(0.00)
Diluted loss per share:
Class A common shares	$(0.14)	$(0.37)
Class B common shares	$(0.00)	$(0.00)

Anti-dilutive potential Performance RSUs	322,366	338,813
Anti-dilutive potential Restricted Shares (weighted average)	846,509	1,876,808
Anti-dilutive potential Performance Restricted Shares (weighted average)	657,892	749,201
Anti-dilutive potential Class A common shares from exchanges (weighted average)	79,257,314	76,120,179

19.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.8 million and $2.8 million at March 31, 2021 and December 31, 2020, respectively, net of tax benefits of $0.7 million and $0.7 million, respectively. At March 31, 2021 and December 31, 2020, the Company held a full valuation allowance related to the accumulated tax benefits. Accumulated other comprehensive loss of $1.8 million and $1.8 million is included in noncontrolling interests at March 31, 2021 and December 31, 2020, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $17,000 and $15,000, net of taxes, for the three months ended March 31, 2021 and 2020, respectively, and are included in other miscellaneous income in the accompanying condensed consolidated statements of operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 of this report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. “Us,” “we,” and “our” refer to Five Point Holdings, LLC, together with its consolidated subsidiaries. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as other risks and uncertainties detailed from time to time in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission. Actual results could differ materially from those set forth in any forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of March 31, 2021, approximately 62.4% of the operating company. The operating company directly or indirectly owns equity interests in:
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
Operational Highlights
In response to the COVID-19 pandemic, we have taken immediate steps to protect the health and well-being of our associates and to preserve the financial strength of the Company. Our associates are still working remotely with access to necessary systems and resources to ensure business continuity. With the decrease of reported COVID-19 cases, the increased availability of vaccines and the Governor’s announcement of his plan for fully opening the California economy in June 2021, we are optimistic about the prospects of transitioning our associates back to the office.
At the Great Park Neighborhoods, home sales through April 2021 are approximately twice the amount during the same period in 2020. This is strong evidence that housing continues to be a bright spot due to consumer demand for more space and a historically favorable mortgage environment. At Valencia, five homebuilders building 18 different products are constructing model homes and preparing for home sales to the public. Investments in infrastructure and amenities at both Valencia and Great Park Neighborhoods continued during the first quarter to support the homebuilders in these communities and to put us in position for future land sales. We will continue to monitor market conditions and will manage our development activities and expenditures to coincide with projected demand for homesites by our guest homebuilders.
In April 2021, we extended the maturity date of our $125 million unsecured revolving credit facility to April 2024. The revolving credit facility is an important component of our capital and liquidity structure and provides the Company with financial and operational flexibility.

Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
The following table summarizes our consolidated historical results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$22	$6
Land sales—related party	19	10
Management services—related party	12,439	8,244
Operating properties	700	960
Total revenues	13,180	9,220
Costs and expenses
Land sales	—	—
Management services	10,777	6,051
Operating properties	1,585	1,945
Selling, general, and administrative	19,538	24,626
Total costs and expenses	31,900	32,622
Other income
Interest income	27	1,006
Miscellaneous	1,204	88
Total other income	1,231	1,094
Equity in loss from unconsolidated entities	(3,556)	(30,911)
Loss before income tax benefit	(21,045)	(53,219)
Income tax benefit	—	—
Net loss	(21,045)	(53,219)
Less net loss attributable to noncontrolling interests	(11,266)	(28,413)
Net loss attributable to the company	$(9,779)	$(24,806)

Revenues. Revenues increased by $4.0 million, or 43.0%, to $13.2 million for the three months ended March 31, 2021, from $9.2 million for the three months ended March 31, 2020. The increase in revenues was primarily attributable to an increase in management services revenue at our Great Park segment.
Cost of management services. Cost of management services increased by $4.7 million, or 78.1%, to $10.8 million for the three months ended March 31, 2021, from $6.1 million for the three months ended March 31, 2020. The increase was primarily due to an increase in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $5.1 million, or 20.7%, to $19.5 million for the three months ended March 31, 2021, from $24.6 million for the three months ended March 31, 2020. The decrease was mainly attributable to a decrease in employee related expenses including lower share-based compensation.
Equity in loss from unconsolidated entities. Our consolidated results reflect our share in the earnings or losses of our interests in our unconsolidated entities, including the Great Park Venture and the Gateway Commercial Venture, within equity in earnings from unconsolidated entities on our consolidated statement of operations. Our segment results for the Great Park segment and the Commercial segment present the results of the Great Park Venture and the Gateway Commercial Venture at the book basis of the ventures within the respective segments.
Equity in loss from unconsolidated entities decreased to $3.6 million for the three months ended March 31, 2021, from a loss of $30.9 million for the three months ended March 31, 2020. At the end of the first quarter of 2020, we recognized an other-than-temporary impairment of $26.9 million attributed to our investment in the Great Park Venture that is included in equity in loss from unconsolidated entities in our consolidated statement of operations. The impairment was primarily a result of expected delays in both the timing of land sales to builders and distributions to us causing a decline in the fair value of our investment in the Great Park Venture. In determining that the impairment was other-than-temporary, we concluded that it was uncertain if a near term recovery of value that was lost as a result of delays to expected land sales from the impacts of the COVID-19 pandemic would occur.
Income taxes. Pre-tax loss of $21.0 million for the three months ended March 31, 2021 resulted in no tax benefit (after application of an increase in the Company’s valuation allowance of $2.1 million). We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at March 31, 2021, it is more likely than not that the net deferred tax asset is not realizable and results in a net deferred tax liability after application of the valuation allowance. Pre-tax loss for the three months ended March 31, 2020 of $53.2 million resulted in no tax provision (after application of an increase in the Company’s valuation allowance of $6.3 million). Our effective tax rate, before changes in valuation allowance, for the three months ended March 31, 2021 was substantially similar to our effective tax rate, before changes in valuation allowance, for the three months ended March 31, 2020.
Net loss attributable to noncontrolling interests. Until exchanged for our class A common shares or, at our election, cash, noncontrolling interests represent interests held by other partners in the operating company and members of the San Francisco Venture. Net loss attributable to the noncontrolling interests on the consolidated statement of operations represents the portion of losses attributable to the interests in our subsidiaries held by the noncontrolling interests.

Segment Results and Financial Information
Our four reportable operating segments include our three community segments, Valencia, San Francisco and Great Park, and our Commercial segment:
•Our Valencia segment (formerly Newhall) includes operating results related to the Valencia community and agricultural operations in Los Angeles and Ventura Counties, California. Our investment in the Valencia Landbank Venture is also reported in the Valencia segment.
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
The following tables reconcile the results of operations of our segments to our consolidated results for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$22	$—	$741	$—	$763	$—	$763	$(741)	$22
Land sales—related party	19	—	219	—	238	—	238	(219)	19
Management services—related party	—	—	12,340	99	12,439	—	12,439	—	12,439
Operating properties	551	149	—	2,101	2,801	—	2,801	(2,101)	700
Total revenues	592	149	13,300	2,200	16,241	—	16,241	(3,061)	13,180
COSTS AND EXPENSES:
Land sales	—	—	—	—	—	—	—	—	—
Management services	—	—	10,777	—	10,777	—	10,777	—	10,777
Operating properties	1,585	—	—	159	1,744	—	1,744	(159)	1,585
Selling, general, and administrative	4,040	1,125	7,568	1,159	13,892	14,373	28,265	(8,727)	19,538
Management fees—related party	—	—	6,118	—	6,118	—	6,118	(6,118)	—
Total costs and expenses	5,625	1,125	24,463	1,318	32,531	14,373	46,904	(15,004)	31,900
OTHER INCOME (EXPENSE):
Interest income	—	—	242	—	242	27	269	(242)	27
Interest expense	—	—	—	(303)	(303)	—	(303)	303	—
Miscellaneous	134	1,070	—	—	1,204	—	1,204	—	1,204
Total other income (expense)	134	1,070	242	(303)	1,143	27	1,170	61	1,231
EQUITY IN LOSS FROM UNCONSOLIDATED ENTITIES	—	—	—	—	—	—	—	(3,556)	(3,556)
SEGMENT (LOSS) PROFIT/LOSS BEFORE INCOME TAX BENEFIT	(4,899)	94	(10,921)	579	(15,147)	(14,346)	(29,493)	8,448	(21,045)
INCOME TAX BENEFIT	—	—	—	—	—	—	—	—	—
SEGMENT (LOSS) PROFIT/NET LOSS	$(4,899)	$94	$(10,921)	$579	$(15,147)	$(14,346)	$(29,493)	$8,448	$(21,045)

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s operating results that are included in the Great Park segment and Commercial segment operating results, respectively, but are not included in our consolidated results.

	Three Months Ended March 31, 2020
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$6	$—	$21,475	$—	$21,481	$—	$21,481	$(21,475)	$6
Land sales—related party	10	—	701	—	711	—	711	(701)	10
Management services—related party	—	795	7,352	97	8,244	—	8,244	—	8,244
Operating properties	780	180	—	8,476	9,436	—	9,436	(8,476)	960
Total revenues	796	975	29,528	8,573	39,872	—	39,872	(30,652)	9,220
COSTS AND EXPENSES:
Land sales	—	—	15,304	—	15,304	—	15,304	(15,304)	—
Management services	—	475	5,576	—	6,051	—	6,051	—	6,051
Operating properties	1,945	—	—	1,636	3,581	—	3,581	(1,636)	1,945
Selling, general, and administrative	3,733	3,592	11,948	3,864	23,137	17,301	40,438	(15,812)	24,626
Management fees—related party	—	—	153	—	153	—	153	(153)	—
Total costs and expenses	5,678	4,067	32,981	5,500	48,226	17,301	65,527	(32,905)	32,622
OTHER INCOME (EXPENSE):
Interest income	—	—	911	—	911	1,006	1,917	(911)	1,006
Interest expense	—	—	—	(3,711)	(3,711)	—	(3,711)	3,711	—
Miscellaneous	88	—	—	—	88	—	88	—	88
Total other income (expense)	88	—	911	(3,711)	(2,712)	1,006	(1,706)	2,800	1,094
EQUITY IN LOSS FROM UNCONSOLIDATED ENTITIES	—	—	—	—	—	—	—	(30,911)	(30,911)
SEGMENT LOSS/LOSS BEFORE INCOME TAX BENEFIT	(4,794)	(3,092)	(2,542)	(638)	(11,066)	(16,295)	(27,361)	(25,858)	(53,219)
INCOME TAX BENEFIT	—	—	—	—	—	—	—	—	—
SEGMENT LOSS/NET LOSS	$(4,794)	$(3,092)	$(2,542)	$(638)	$(11,066)	$(16,295)	$(27,361)	$(25,858)	$(53,219)

(1) Represents the removal of the Great Park Venture’s and Gateway Commercial Venture’s operating results that are included in the Great Park segment and Commercial segment operating results, respectively, but are not included in our consolidated results.
Valencia Segment (formerly Newhall)
Our Valencia property consists of approximately 15,000 acres in northern Los Angeles County and is designed to include approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. Valencia is the continuation of our master-planned community where already today approximately 20,000 households reside and approximately 60,000 people work. We began selling homesites in the first development area at Valencia in 2019.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $0.3 million, or 8.2%, to $4.0 million for the three months ended March 31, 2021, from $3.7 million for the three months ended March 31, 2020. The increase was mainly attributable to an increase in community related selling and marketing expenses in preparation for the expected builder model home openings in summer 2021.
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
We have been, and may in the future be, named as a defendant in lawsuits seeking damages and other relief arising out of alleged contamination at The San Francisco Shipyard and Tetra Tech’s alleged misrepresentations of related sampling work. See Note 11 to our condensed consolidated financial statements included under Part I, Item 1 of this report. Given the preliminary nature of the claims to date, we cannot predict the outcome of these matters.
Management services—related party revenues. The decrease in management services—related party revenues was due to the termination in early 2020 of our management agreement with Lennar with respect to the Concord community. In addition, in 2021, we amended certain other related party agreements which resulted in a recognition of a miscellaneous other income—related party gain of $1.1 million during the three months ended March 31, 2021.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $2.5 million, or 68.7%, to $1.1 million for the three months ended March 31, 2021, from $3.6 million for the three months ended March 31, 2020. The decrease was mainly attributable to a decrease in employee related expenses as a result of a reduction in employee headcount in addition to reallocations of human capital resources among our projects.
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

Revenues. Revenues decreased by $16.2 million to $13.3 million for the three months ended March 31, 2021, from $29.5 million for the three months ended March 31, 2020. The decrease was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 35 homesites on approximately four acres during the three months ended March 31, 2020, for a base purchase price of $20.3 million, compared to no land sales during the same period in 2021. The Great Park Venture also recognized $0.5 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive for the 2020 sale. During the three months ended March 31, 2021 and March 31, 2020, segment revenues also included changes in estimates of variable land sale consideration, including profit participation, from those amounts previously recorded by the Great Park Venture and revenues generated by the management company from development management services provided to the Great Park Venture. The management company receives a base management fee, reimbursement for certain defined project team costs and the right to receive certain variable incentive compensation. The increase in management services related party revenue was mainly attributable to changes in estimates of the amount of variable consideration pertaining to the incentive compensation.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses increased by $5.2 million, or 93.3%, to $10.8 million for the three months ended March 31, 2021, from $5.6 million for the three months ended March 31, 2020. The increase was mainly attributable to increased intangible asset amortization expense.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $4.4 million, or 36.7%, to $7.6 million for the three months ended March 31, 2021, from $11.9 million for the three months ended March 31, 2020. The lower expense during the three months ended March 31, 2021 was mainly attributable to a decrease in marketing expenses incurred at the Great Park Neighborhoods.
Management fees—related party. Management fees increased by $6.0 million to $6.1 million for the three months ended March 31, 2021, from $0.2 million for the three months ended March 31, 2020. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to changes in estimates of the amount of incentive compensation probable of being paid.
The table below reconciles the Great Park segment results to the equity in loss from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Segment net loss from operations	$(10,921)	$(2,542)
Less net income of management company attributed to the Great Park segment	1,563	1,776
Net loss of the Great Park Venture	(12,484)	(4,318)
The Company’s share of net loss of the Great Park Venture	(4,682)	(1,619)
Basis difference accretion (amortization)	766	(1,890)
Other-than-temporary investment impairment	—	(26,851)
Equity in loss from the Great Park Venture	$(3,916)	$(30,360)

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
Revenues. Revenues decreased by $6.4 million, or 74.3%, to $2.2 million for the three months ended March 31, 2021, from $8.6 million for the three months ended March 31, 2020. The decrease in revenues was mainly attributable to the Gateway Commercial Venture no longer receiving rental income attributed to the buildings that were sold in 2020.
Costs and expenses and interest expense. As a result of the Gateway Commercial Venture’s asset dispositions and related debt repayments in 2020, cost and expenses, including interest, depreciation, and amortization expenses, are lower in the three months ended March 31, 2021 compared to the same period in 2020.
The table below reconciles the Commercial segment results to the equity in earnings (loss) from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Segment net income (loss) from operations	$579	$(638)
Less net income of management company attributed to the Commercial segment	99	97
Net income (loss) of the Gateway Commercial Venture	480	(735)
Equity in earnings (loss) from the Gateway Commercial Venture	$360	$(551)

Liquidity and Capital Resources
As of March 31, 2021, we had $229.7 million of consolidated cash and cash equivalents compared to $298.1 million at December 31, 2020. As of March 31, 2021, no funds have been drawn on the operating company’s $125.0 million unsecured revolving credit facility. However, letters of credit of $0.3 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.7 million. In April 2021, we entered into the third amendment to our unsecured revolving credit facility which extended the maturity date of the revolving credit facility from April 2022 to April 2024, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. The development stages of our master-planned communities continue to require significant cash outlays on both a short-term and long-term basis and we expect to invest significant amounts on continued horizontal development at Valencia in 2021. We manage our development activities and expenditures to coincide with projected demand for homesites by our guest builders with the objective of maintaining an appropriate level of liquidity. We expect to meet our cash requirements for at least the next 12 months with available cash, in addition to proceeds from land sales in Valencia, distributions from our unconsolidated entities and collection of management fees under our management agreement with the Great Park Venture.
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
Contractual Obligations and Commitments
Our contractual obligations have not changed materially from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
We are committed under various letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $1.3 million at both March 31, 2021 and December 31, 2020. At both March 31, 2021 and December 31, 2020, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of March 31, 2021, we were using approximately $0.3 million in capacity under the revolving credit facility to support LOCs. In the ordinary course of business and as a part of the entitlement and development process, we are required to provide performance bonds to ensure completion of certain development obligations. We had outstanding performance bonds of $229.4 million as of March 31, 2021.
At March 31, 2021, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating activities	$(52,496)	$(89,426)
Investing activities	(48)	1,017
Financing activities	(15,930)	(10,669)
Cash Flows from Operating Activities. Net cash used in operating activities decreased by $36.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and selling, general, and administrative costs.
Cash Flows from Investing Activities. Net cash from investing activities decreased by $1.1 million for the three months ended March 31, 2021 compared to net cash from investing activities for the three months ended March 31, 2020.
For the three months ended March 31, 2020, we received a distribution of $1.7 million from our indirect legacy interest in the Great Park Venture.
Cash Flows from Financing Activities. Net cash used in financing activities was $15.9 million for the three months ended March 31, 2021 compared to $10.7 million net cash used in financing activities for the three months ended March 31, 2020.
We used $2.0 million and $5.5 million during the three months ended March 31, 2021 and 2020, respectively, to net settle share-based compensation awards with employees for tax withholding purposes. For the three months ended March 31, 2021 and

2020, we made noncontrolling interest tax distributions of $2.9 million (net of amounts distributable to the Holding Company) and $4.6 million, respectively, in accordance with the operating company's Limited Partnership Agreement. We also made payments of $11.0 million to reduce our related party reimbursement obligation during the three months ended March 31, 2021.
Changes in Capital Structure
During the three months ended March 31, 2021, our ownership percentage in the operating company decreased to 62.4%, primarily due to our reacquisition of approximately 0.3 million restricted Class A common shares from employees for income tax withholding purposes that resulted in the operating company retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Class A units of the operating company:
Held by us	68,758,347	69,051,284
Held by noncontrolling interest members	41,363,271	41,363,271
	110,121,618	110,414,555
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	147,991,891	148,284,828
At March 31, 2021, we had 79,233,544 Class B common shares that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed at our election for our Class A common shares or cash.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the three months ended March 31, 2021 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of March 31, 2021.
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
As of March 31, 2021, we had outstanding consolidated net indebtedness of $617.8 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    Legal Proceedings
For disclosures of legal proceedings, see Note 11 to our condensed consolidated financial statements included under Part I, Item 1 of this report, which is incorporated herein by reference.
ITEM 1A.     Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition and results of operations. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the three months ended March 31, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2021 to January 31, 2021	324,905	$6.30	—	—
February 1, 2021 to February 28, 2021	—	—	—	—
March 1, 2021 to March 31, 2021	—	—	—	—
	324,905	$6.30	—	—

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

10.1
Third Amendment to Credit Agreement, dated as of April 19, 2021, by and among Five Point Operating Company, LP, Zions Bancorporation, N.A. dba California Bank & Trust, Comerica Bank, JPMorgan Chase Bank, N.A., and Citibank, N.A. (Exhibit 10.1 to the Current Report on Form 8-K filed on April 20, 2021 is incorporated herein by this reference)

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

Date: May 7, 2021