Form 10-Q
period 2021-09-30
Five Point Holdings, LLC
filed 2021-11-05
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2021, 70,107,552 Class A common shares and 79,233,544 Class B common shares were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
INVENTORIES	$2,167,291	$1,990,859
INVESTMENT IN UNCONSOLIDATED ENTITIES	374,441	442,850
PROPERTIES AND EQUIPMENT, NET	31,785	32,769
INTANGIBLE ASSET, NET—RELATED PARTY	56,259	71,747
CASH AND CASH EQUIVALENTS	191,134	298,144
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,330	1,330
RELATED PARTY ASSETS	96,659	103,681
OTHER ASSETS	17,376	20,605
TOTAL	$2,936,275	$2,961,985

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$618,732	$617,581
Accounts payable and other liabilities	158,197	135,331
Related party liabilities	99,796	113,149
Deferred income tax liability, net	12,578	12,578
Payable pursuant to tax receivable agreement	174,126	173,248
Total liabilities	1,063,429	1,051,887

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: September 30, 2021—70,107,552 shares; December 31, 2020—69,051,284 shares
Class B common shares; No par value; Issued and outstanding: September 30, 2021—79,233,544 shares; December 31, 2020—79,233,544 shares
Contributed capital	583,890	578,278
Retained earnings	26,305	42,221
Accumulated other comprehensive loss	(2,797)	(2,833)
Total members’ capital	607,398	617,666
Noncontrolling interests	1,240,448	1,267,432
Total capital	1,847,846	1,885,098
TOTAL	$2,936,275	$2,961,985

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Land sales	$10,000	$42	$10,087	$17,076
Land sales—related party	17	2	73	14
Management services—related party	10,156	7,999	30,242	22,557
Operating properties	522	334	1,777	2,257
Total revenues	20,695	8,377	42,179	41,904
COSTS AND EXPENSES:
Land sales	—	—	—	11,861
Management services	8,075	6,120	24,700	16,587
Operating properties	2,095	764	5,098	4,408
Selling, general, and administrative	20,757	17,656	59,513	58,594
Total costs and expenses	30,927	24,540	89,311	91,450
OTHER INCOME:
Interest income	21	71	74	1,303
Miscellaneous	1,516	91	3,833	267
Total other income	1,537	162	3,907	1,570
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	485	52,423	9,048	45,417
(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION)	(8,210)	36,422	(34,177)	(2,559)
INCOME TAX BENEFIT (PROVISION)	—	—	(5)	—
NET (LOSS) INCOME	(8,210)	36,422	(34,182)	(2,559)
LESS NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4,362)	19,458	(18,266)	(1,349)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(3,848)	$16,964	$(15,916)	$(1,210)

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$(0.06)	$0.25	$(0.23)	$(0.02)
Diluted	$(0.06)	$0.25	$(0.23)	$(0.02)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	67,429,394	66,746,065	67,376,746	66,709,190
Diluted	67,429,394	142,866,245	67,376,746	68,848,283
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,233,544	79,233,544	79,233,544

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET (LOSS) INCOME	$(8,210)	$36,422	$(34,182)	$(2,559)
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net (loss) income	27	25	83	73
Other comprehensive income before taxes	27	25	83	73
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	—	—	—	—
OTHER COMPREHENSIVE INCOME—Net of tax	27	25	83	73
COMPREHENSIVE (LOSS) INCOME	(8,183)	36,447	(34,099)	(2,486)
LESS COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4,352)	19,467	(18,235)	(1,322)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(3,831)	$16,980	$(15,864)	$(1,164)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - June 30, 2021	68,758,347	79,233,544	$577,949	$30,153	$(2,793)	$605,309	$1,251,604	$1,856,913
Net loss	—	—	—	(3,848)	—	(3,848)	(4,362)	(8,210)
Share-based compensation expense	—	—	1,762	—	—	1,762	—	1,762
Issuance of share-based compensation awards, net of forfeitures	1,349,205	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	17	17	10	27
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(1,246)	(1,246)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(1,400)	—	—	(1,400)	—	(1,400)
Adjustment of noncontrolling interest in the Operating Company	—	—	5,579	—	(21)	5,558	(5,558)	—
BALANCE - September 30, 2021	70,107,552	79,233,544	$583,890	$26,305	$(2,797)	$607,398	$1,240,448	$1,847,846

BALANCE - June 30, 2020	69,056,591	79,233,544	$572,587	$24,475	$(2,656)	$594,406	$1,245,186	$1,839,592
Net income	—	—	—	16,964	—	16,964	19,458	36,422
Share-based compensation expense	—	—	2,848	—	—	2,848	—	2,848
Issuance of share-based compensation awards, net of forfeitures	(5,307)	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	16	16	9	25
Adjustment of noncontrolling interest in the Operating Company	—	—	(23)	—	—	(23)	23	—
BALANCE - September 30, 2020	69,051,284	79,233,544	$575,412	$41,439	$(2,640)	$614,211	$1,264,676	$1,878,887

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2020	69,051,284	79,233,544	$578,278	$42,221	$(2,833)	$617,666	$1,267,432	$1,885,098
Net loss	—	—	—	(15,916)	—	(15,916)	(18,266)	(34,182)
Share-based compensation expense	—	—	4,201	—	—	4,201	—	4,201
Reacquisition of share-based compensation awards for tax-withholding purposes	(324,905)	—	(2,047)	—	—	(2,047)	—	(2,047)
Issuance of share-based compensation awards, net of forfeitures	1,381,173	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	52	52	31	83
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(4,429)	(4,429)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(878)	—	—	(878)	—	(878)
Adjustment of noncontrolling interest in the Operating Company	—	—	4,336	—	(16)	4,320	(4,320)	—
BALANCE - September 30, 2021	70,107,552	79,233,544	$583,890	$26,305	$(2,797)	$607,398	$1,240,448	$1,847,846

BALANCE - December 31, 2019	68,788,257	79,233,544	$571,532	$42,844	$(2,682)	$611,694	$1,272,106	$1,883,800
Adoption of new accounting standards at unconsolidated entities	—	—	—	(195)	—	(195)	(224)	(419)
Net loss	—	—	—	(1,210)	—	(1,210)	(1,349)	(2,559)
Share-based compensation expense	—	—	8,696	—	—	8,696	—	8,696
Reacquisition of share-based compensation awards for tax-withholding purposes	(436,675)	—	(5,521)	—	—	(5,521)	—	(5,521)
Settlement of restricted share units for Class A common shares	335,078	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	364,624	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	46	46	27	73
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(4,568)	(4,568)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(615)	—	—	(615)	—	(615)
Adjustment of noncontrolling interest in the Operating Company	—	—	1,320	—	(4)	1,316	(1,316)	—
BALANCE - September 30, 2020	69,051,284	79,233,544	$575,412	$41,439	$(2,640)	$614,211	$1,264,676	$1,878,887

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,182)	$(2,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in earnings from unconsolidated entities	(9,048)	(45,417)
Return on investment from Gateway Commercial Venture	—	78,968
Depreciation and amortization	19,713	11,219
Gain on distribution from indirect Legacy Interest in Great Park Venture—related party	(978)	—
Share-based compensation	4,201	8,696
Changes in operating assets and liabilities:
Inventories	(175,022)	(129,990)
Related party assets	5,334	(6,227)
Other assets	2,046	(218)
Accounts payable and other liabilities	23,128	(29,191)
Related party liabilities	2,507	(994)
Net cash used in operating activities	(162,301)	(115,713)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	76,623	—
Return of investment from Valencia Landbank Venture	932	—
Return of investment from Gateway Commercial Venture	—	57,532
Contribution to Valencia Landbank Venture	(125)	—
Distribution from indirect Legacy Interest in Great Park Venture—related party	1,020	1,721
Purchase of properties and equipment	(137)	(2,124)
Net cash provided by investing activities	78,313	57,129
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(686)	—
Related party reimbursement obligation	(15,860)	(7,991)
Reacquisition of share-based compensation awards for tax-withholding purposes	(2,047)	(5,521)
Tax distributions to noncontrolling interests	(4,429)	(4,568)
Net cash used in financing activities	(23,022)	(18,080)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(107,010)	(76,664)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	299,474	348,574
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$192,464	$271,910
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
The diagram below presents a simplified depiction of the Company’s current organizational structure as of September 30, 2021:
(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of September 30, 2021, the Company owned approximately 62.9% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Until Class A Common Units of the Operating Company are exchanged or redeemed, the capital associated with Class A Common Units of the Operating Company not held by the Holding Company is presented within "noncontrolling interests" on the Company’s consolidated balance sheet. Assuming the exchange of all outstanding Class A Common Units of the Operating Company and all outstanding Class A units of the San Francisco Venture (see (2) below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on October 29, 2021 ($7.36), the equity market capitalization of the Company was approximately $1.1 billion.

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
(4) Interests in Heritage Fields LLC, a Delaware limited liability company (the “Great Park Venture”), are either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests are entitled to receive priority distributions up to an amount equal to $565.0 million, of which $482.3 million had been distributed as of October 31, 2021 (See Note 4). The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in its consolidated financial statements.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results and cash flows that may be expected for the fourth quarter or for the full year.
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

Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net periodic pension benefit	$134	$91	$403	$267
Other	1,382	—	1,382	—
Other—related party	—	—	2,048	—
Total miscellaneous other income	$1,516	$91	$3,833	$267
3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (in thousands):

	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$10,017	$—	$—	$—	$10,017	$10,160	$—	$—	$—	$10,160
Management services—related party	—	—	10,054	102	10,156	—	—	29,938	304	30,242
Operating properties	77	—	—	—	77	541	—	—	—	541
	10,094	—	10,054	102	20,250	10,701	—	29,938	304	40,943
Operating properties leasing revenues	304	141	—	—	445	805	431	—	—	1,236
	$10,398	$141	$10,054	$102	$20,695	$11,506	$431	$29,938	$304	$42,179

	Three Months Ended September 30, 2020					Nine Months Ended September 30, 2020
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$44	$—	$—	$—	$44	$17,090	$—	$—	$—	$17,090
Management services—related party	—	—	7,895	104	7,999	—	835	21,424	298	22,557
Operating properties	(116)	138	—	—	22	915	450	—	—	1,365
	(72)	138	7,895	104	8,065	18,005	1,285	21,424	298	41,012
Operating properties leasing revenues	312	—	—	—	312	892	—	—	—	892
	$240	$138	$7,895	$104	$8,377	$18,897	$1,285	$21,424	$298	$41,904
(1) The tables above do not include revenues of the Great Park Venture and the Gateway Commercial Venture, which are included in the Company’s reporting segment totals (see Notes 4 and 13).
The Company, through the Management Company, has an amended and restated development management agreement (“A&R DMA”) with the Great Park Venture. The A&R DMA has an original term commencing on December 29, 2010 and ending on December 31, 2021, with options to renew upon mutual agreement for three additional years and then two additional years. Consideration in the form of contingent incentive compensation from the A&R DMA is recognized as revenue and a contract asset as services are provided over the expected contract term, although contractual payments are due in connection with distributions made to the members of the Great Park Venture. During the nine months ended September 30, 2021, the Great Park Venture made distributions to holders of Percentage Interests and Legacy Interests that resulted in the Company receiving incentive compensation payments of $21.3 million (see Note 8). As of September 30, 2021, the aggregate amount of the constrained transaction price allocated to the Company’s partially unsatisfied performance obligations associated with the A&R DMA was $5.4 million. Subject to changes in the estimated transaction price and constraints on the transaction price, the Company will recognize this revenue ratably as services are provided over the remaining expected contract term.
The opening and closing balances of the Company’s contract assets for the nine months ended September 30, 2021 were $85.1 million ($78.1 million related party, see Note 8) and $77.7 million ($72.5 million related party, see Note 8), respectively. The opening and closing balances of the Company’s contract assets for the nine months ended September 30, 2020 were $73.0 million

($68.1 million related party) and $80.7 million ($75.2 million related party), respectively. The decrease of $7.4 million for the nine months ended September 30, 2021 between the opening and closing balances of the Company’s contract assets primarily resulted from a timing difference between when payments are made and the Company’s recognition of revenue earned for the performance of management services in the period. Offsetting the timing difference was a reduction of $21.3 million from the receipt of incentive compensation payments from the Great Park Venture. The increase of $7.7 million for the nine months ended September 30, 2020 between the opening and closing balances of the Company’s contract assets primarily resulted from a timing difference between the Company’s recognition of revenue earned for the performance of management services and no contractual payments due from the customer during the period.
Land sales and land sales—related party revenues for the nine months ended September 30, 2020 included $14.9 million that was recognized as a receivable upon completion of the performance obligation. The receivable was in the form of a promissory note that was substantially collected in July 2020 with the balance received in December 2020. The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the nine months ended September 30, 2021 and 2020 were insignificant.
4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of interests—“Percentage Interests” and “Legacy Interests.” The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of September 30, 2021. Legacy Interest holders were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions.
During the nine months ended September 30, 2021, the Great Park Venture made aggregate distributions of $51.0 million to holders of Legacy Interests and $204.3 million to holders of Percentage Interests. The Company received $76.6 million for its 37.5% Percentage Interest. With the distributions to the holders of Legacy Interests during the nine months ended September 30, 2021, the Great Park Venture fully satisfied the $476.0 million priority distribution rights and reduced the remaining maximum participating Legacy Interest distribution rights to $82.7 million.
The Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use planned community located in Orange County, California. The Company, through the A&R DMA, manages the planning, development and sale of land at the Great Park Neighborhoods and supervises the day-to-day affairs of the Great Park Venture. The Great Park Venture is governed by an executive committee of representatives appointed by only the holders of Percentage Interests. The Company serves as the administrative member but does not control the actions of the executive committee. The Company accounts for its investment in the Great Park Venture using the equity method.
The carrying value of the Company’s investment in the Great Park Venture is higher than the Company’s underlying share of equity in the carrying value of net assets of the Great Park Venture, resulting in a basis difference. The Company’s earnings or losses from the equity method investment are adjusted by amortization and accretion of the basis differences as the assets (mainly inventory) and liabilities that gave rise to the basis difference are sold, settled or amortized.
During the nine months ended September 30, 2021, the Great Park Venture recognized $60.9 million in land sale revenues to related parties of the Company and $346.4 million in land sale revenues to third parties. Land sale revenues to third parties included $236.6 million in revenues from homesites sold to an unaffiliated land banking entity whereby a related party of the Company retained the option to acquire these homesites in the future from the land bank entity. Land sales to related parties included $57.4 million in sales to an entity in which the Great Park Venture holds a 10% interest (the “Great Park Landbank Venture”). The Great Park Landbank Venture is a land banking entity that was formed in June 2021. The Great Park Venture made an initial contribution of $4.6 million for its interest and accounts for the investment under the equity method of accounting. During the nine months ended September 30, 2020, the Great Park Venture recognized $1.1 million in land sale revenues to related parties of the Company and $22.0 million in land sale revenues to third parties.

The following table summarizes the statements of operations of the Great Park Venture for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Land sale and related party land sale revenues	$407,311	$23,054
Home sale revenues	12,947	$—
Cost of land sales	(301,247)	(15,304)
Cost of home sales	(10,187)	—
Other costs and expenses	(45,220)	(35,995)
Net income (loss) of Great Park Venture	$63,604	$(28,245)
The Company’s share of net income (loss)	$23,852	$(10,592)
Basis difference amortization	(15,533)	(1,204)
Other-than-temporary investment impairment	—	(26,851)
Equity in earnings (loss) from Great Park Venture	$8,319	$(38,647)
In March 2020, the Company determined that an other-than-temporary impairment existed for the Company’s investment in the Great Park Venture and recognized a $26.9 million impairment charge that is included in equity in loss from unconsolidated entities on the condensed consolidated statement of operations during the nine months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, the Great Park Venture did not recognize any impairment losses on its long-lived assets.
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

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Inventories	$681,563	$916,127
Cash and cash equivalents	152,737	128,850
Receivable and other assets	33,704	24,449
Total assets	$868,004	$1,069,426
Accounts payable and other liabilities	$130,207	$139,929
Redeemable Legacy Interests	82,719	133,695
Capital (Percentage Interest)	655,078	795,802
Total liabilities and capital	$868,004	$1,069,426
The Company’s share of capital in Great Park Venture	$245,655	$298,426
Unamortized basis difference	77,506	93,039
The Company’s investment in the Great Park Venture	$323,161	$391,465

Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of September 30, 2021. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
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
In August 2020, the Gateway Commercial Venture closed on the sale of two buildings at the Five Point Gateway Campus, comprising a total of approximately 660,000 square feet of research and development space for a purchase price of $355.0 million. The sale of the buildings, which had a total carrying value of approximately $278.0 million, resulted in a gain of approximately $74.8 million, net of transaction costs. Concurrently, the Gateway Commercial Venture, using net proceeds generated from the sale, made a debt payment of $245.0 million to its lender and a distribution of $107.0 million to its members, of which approximately $80.3 million was distributed to the Company.
In May 2020, the Gateway Commercial Venture closed on the sale of approximately 11 acres of land and an approximately 189,000 square foot building for a purchase price of $108.0 million. The sale of this land and building, which had a carrying value of approximately $67.5 million, resulted in a gain of approximately $37.4 million, net of transaction costs. Concurrently, the Gateway Commercial Venture, using net proceeds generated from the sale, made a debt payment of $30.0 million to its lender and a distribution of $75.0 million to its members, of which approximately $56.3 million was distributed to the Company.
The Company and a subsidiary of Lennar Corporation (“Lennar”) lease portions of the fourth building, which remains under the ownership of the Gateway Commercial Venture, and during the nine months ended September 30, 2021 and 2020, the Gateway Commercial Venture recognized $6.4 million and $6.3 million, respectively, in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Rental revenues	$6,357	$22,141
Rental operating and other expenses	(1,884)	(5,342)
Depreciation and amortization	(2,953)	(8,427)
Gain on asset sale, net	—	112,260
Interest expense	(921)	(8,547)
Net income of Gateway Commercial Venture	$599	$112,085
Equity in earnings from Gateway Commercial Venture	$449	$84,064

The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Real estate and related intangible assets, net	$87,504	$90,276
Other assets	17,231	14,446
Total assets	$104,735	$104,722
Notes payable, net	$29,351	$29,381
Other liabilities	9,734	10,290
Members’ capital	65,650	65,051
Total liabilities and capital	$104,735	$104,722
The Company’s investment in the Gateway Commercial Venture	$49,237	$48,788
The debt of the Gateway Commercial Venture is non-recourse to the Company other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
Valencia Landbank Venture
As of September 30, 2021, the Company owned a 10% interest in the Valencia Landbank Venture, an entity organized in December 2020 for the purpose of taking assignment from homebuilders of purchase and sale agreements for the purchase of residential lots within the Valencia community. The Valencia Landbank Venture concurrently enters into option and development agreements with homebuilders pursuant to which the homebuilders retain the option to purchase the land to construct and sell homes. The Company does not have a controlling financial interest in the Valencia Landbank Venture, however, the Company has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member, and therefore the Company accounts for its investment in the Valencia Landbank Venture using the equity method. At September 30, 2021 and December 31, 2020, the Company’s investment in the Valencia Landbank Venture was $2.0 million and $2.6 million, respectively, and the Company recognized $0.3 million in equity in earnings for the nine months ended September 30, 2021.
5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at September 30, 2021, the Holding Company and its wholly owned subsidiary owned approximately 62.9% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.1% of the outstanding Class A Common Units of the Operating Company.
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
With each exchange of Class A Common Units of the Operating Company for Class A common shares, the Holding Company’s percentage ownership interest in the Operating Company and its share of the Operating Company’s cash distributions and profits and losses will increase. Additionally, other issuances of common shares of the Holding Company or common units of the Operating Company result in changes to the noncontrolling interest percentage. As a result, such equity transactions result in an adjustment between members’ capital and the noncontrolling interest in the Company’s consolidated balance sheet and statement of capital to account for the changes in the noncontrolling interest ownership percentage as well as any change in total net assets of the Company.
During the nine months ended September 30, 2021 and 2020, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.

The terms of the Operating Company's Limited Partnership Agreement (“LPA”) provide for the payment of certain tax distributions to the Operating Company's partners and management partner in an amount equal to the estimated income tax liabilities resulting from taxable income or gain allocated to those parties. The tax distribution provisions in the LPA were included in the Operating Company's governing documents adopted prior to the Company’s initial public offering and were designed to provide funds necessary to pay tax liabilities for income that might be allocated, but not paid, to the partners and the management partner. The management partner is an entity controlled by the Company’s Chairman Emeritus of the Board of Directors and former Chief Executive Officer, Emile Haddad.
Tax distributions to the partners of the Operating Company for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Management partner	$1,246	$—	$2,932	$4,568
Other partners (excluding the Holding Company)	—	—	1,497	—
Total tax distributions	$1,246	$—	$4,429	$4,568
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
Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million new Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos communities facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At September 30, 2021 and December 31, 2020, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the condensed consolidated balance sheets.
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
As of September 30, 2021, the San Francisco Venture had total combined assets of $1.3 billion, primarily comprised of $1.26 billion of inventories, $1.7 million in related party assets and total combined liabilities of $80.4 million including $73.1 million in related party liabilities.
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
As of September 30, 2021, FP LP and FPL had combined assets of $1.1 billion, primarily comprised of $907.1 million of inventories, $56.3 million of intangibles, $75.7 million in related party assets, and total combined liabilities of $123.2 million, including $114.8 million in accounts payable and other liabilities and $8.4 million in related party liabilities.
As of December 31, 2020, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $767.3 million of inventories, $71.7 million of intangibles, $80.0 million in related party assets and total combined liabilities of $108.9 million, including $99.9 million in accounts payable and other liabilities and $9.0 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the nine months ended September 30, 2021 and 2020, there were no VIEs that were deconsolidated.
7.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture. The intangible asset will be amortized over the expected contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(73,446)	(57,958)
Net book value	$56,259	$71,747

Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $4.9 million and $15.5 million for the three and nine months ended September 30, 2021, respectively, and $2.4 million and $7.1 million for the three and nine months ended September 30, 2020, respectively. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Great Park segment.
8.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Related Party Assets:
Contract assets (see Note 3)	$72,525	$78,055
Operating lease right-of-use asset (corporate office lease at Five Point Gateway Campus)	19,274	20,919
Other	4,860	4,707
	$96,659	$103,681
Related Party Liabilities:
Reimbursement obligation	$73,091	$88,951
Payable to holders of Management Company’s Class B interests	8,365	9,000
Operating lease liability (corporate office lease at Five Point Gateway Campus)	14,254	15,176
Other	4,086	22
	$99,796	$113,149
Development Management Agreement with the Great Park Venture (Incentive Compensation Contract Asset)
In 2010, the Great Park Venture, the Company’s equity method investee, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The compensation structure in place as per the A&R DMA consists of a base fee and incentive compensation. The base fee consists of a fixed annual fee and a variable fee equal to general and administrative costs incurred by the Management Company on behalf of the Great Park Venture. Incentive compensation is characterized as “Legacy Incentive Compensation” and “Non-Legacy Incentive Compensation.” Legacy Incentive Compensation consists of a maximum of $9.0 million of incentive compensation payments attributed to contingent payments made under a cash flow participation agreement to which the Great Park Venture is a party. Holders of the Management Company’s Class B interests are entitled to receive all distributions from the Management Company that are attributable to any Legacy Incentive Compensation received by the Management Company. Non-Legacy Incentive Compensation is 9% of distributions available to be made by the Great Park Venture to holders of Percentage Interests of the Great Park Venture. During the nine months ended September 30, 2021, the Great Park Venture made a Legacy Incentive Compensation payment to the Company of $0.6 million and a Non-Legacy Incentive Compensation payment of $20.7 million. Upon receiving the Legacy Incentive Compensation payment, the Company distributed the $0.6 million in proceeds to the holders of the Management Company's Class B interests.
At September 30, 2021 and December 31, 2020, included in contract assets in the table above is $69.1 million and $74.8 million, respectively, attributed to Legacy and Non-Legacy Incentive Compensation revenue recognized but not yet due (see Note 3). Management fee revenues under the A&R DMA are included in management services—related party in the accompanying condensed consolidated statements of operations and are included in the Great Park segment. Management fee revenues under the A&R DMA were $10.1 million and $29.9 million for the three and nine months ended September 30, 2021, respectively, and $7.9 million and $21.4 million for the three and nine months ended September 30, 2020, respectively.
Indirect Legacy Interest in Great Park Venture
In 2018, the Company purchased an indirect interest in rights to certain Legacy Interests in the Great Park Venture through an equity method investment. At December 31, 2020, the carrying value of the purchased interests was $0.1 million and is included in other related party assets in the table above. During the nine months ended September 30, 2021, the Company received a cash distribution of $1.0 million which was in excess of the carrying value of the interests resulting in a miscellaneous other—related party gain of $978 thousand. After receiving the distribution, the Company’s indirect Legacy Interest has no additional distribution rights in the Great Park Venture.

Employment Transition Agreement and Advisory Agreement with Emile Haddad
On August 23, 2021, the Company and the Company’s then Chairman, Chief Executive Officer and President, Emile Haddad, entered into an employment transition agreement and an advisory agreement pursuant to which, effective as of September 30, 2021 (the “Transition Date”), Mr. Haddad stepped down from his roles as Chairman, Chief Executive Officer and President and transitioned to a senior advisor to the Company. Mr. Haddad will remain a member of the Board of Directors, and as the Company’s founder, the Board elected him as Chairman Emeritus. Under the terms of the employment transition agreement, Mr. Haddad received his regular compensation through the Transition Date. The employment transition agreement also provides that Mr. Haddad will be paid a pro-rated 2021 annual cash bonus of $3.8 million for services he provided as an employee of the Company through September 30, 2021. The bonus is expected to be paid in early 2022. Additionally, Mr. Haddad was granted 396,825 restricted share awards that vest in three equal amounts on January 15, 2022, January 15, 2023 and January 15, 2024, subject to his continued service to the Company as a senior advisor. All compensation expense to Mr. Haddad for the three and nine months ended September 30, 2021 is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. At September 30, 2021, included in other related party liabilities in the table above is the $3.8 million cash bonus due to Mr. Haddad.
The advisory agreement has an initial term of three years. Mr. Haddad will receive an annual retainer of $5.0 million, and his existing unvested equity awards will continue to vest in accordance with their terms, subject to continued service as an advisor and/or member of the Board. In the event of an involuntary termination of the advisory agreement by the Company other than for cause, by Mr. Haddad for good reason, following Mr. Haddad’s death or disability, or upon a change in control of the Company, Mr. Haddad will remain eligible to receive the remaining payments under the advisory agreement for its then-current term (or, in the case of death or disability, for a period of 12 months (but in no event beyond the then-current term)), and his equity awards will accelerate (or remain eligible to vest, in the case of his performance-based equity awards).
9.    NOTES PAYABLE, NET
At September 30, 2021 and December 31, 2020, notes payable consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
7.875% Senior Notes due 2025	$625,000	$625,000
Unamortized debt issuance costs and discount	(6,268)	(7,419)
	$618,732	$617,581
Revolving Credit Facility
In April 2021, the Operating Company entered into the third amendment to its $125.0 million unsecured revolving credit facility which, among other things, (i) extended the maturity date of the revolving credit facility from April 2022 to April 2024, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders and (ii) amended the revolving credit facility to include customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate. Any borrowings under the revolving credit facility continue to bear interest at LIBOR plus a margin ranging from 1.75% to 2.00% based on the Company’s leverage ratio. As of September 30, 2021, no funds had been drawn on the Operating Company’s revolving credit facility. However, letters of credit of $0.3 million were issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.7 million.
10.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At September 30, 2021 and December 31, 2020, the Company’s condensed consolidated balance sheets included a liability of $174.1 million and $173.2 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. No TRA payments were made during the nine months ended September 30, 2021 and 2020.

11.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business. The operations of the Company are conducted through the Operating Company and its subsidiaries, and in some cases, the Holding Company will guarantee the payment by or performance of the Operating Company or its subsidiaries. The Company has operating leases for its corporate office and other facilities and the Holding Company is a guarantor to some of these lease agreements. Operating lease right-of-use assets are included in other assets or related party assets, and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the condensed consolidated balance sheets and were as follows as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Operating lease right-of-use assets ($19,274 and $20,919 related party, respectively)	$24,923	$28,276
Operating lease liabilities ($14,254 and $15,176 related party, respectively)	$20,889	$23,831
In addition to operating lease payment guarantees, the Holding Company had other contractual payment guarantees as of September 30, 2021 totaling $18.6 million.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $281.0 million and $229.6 million as of September 30, 2021 and December 31, 2020, respectively.
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
At each of September 30, 2021 and December 31, 2020, the Company had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Letters of Credit
At each of September 30, 2021 and December 31, 2020, the Company had outstanding letters of credit totaling $1.3 million. These letters of credit were issued to secure various development and financial obligations. At each of September 30, 2021 and December 31, 2020, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under certain of the letters of credit agreements.
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
Since July 2018, a number of lawsuits have been filed in San Francisco Superior Court on behalf of homeowners in The San Francisco Shipyard, which name Tetra Tech, Lennar and the Company, among others, as defendants. The plaintiffs allege that environmental contamination issues at The San Francisco Shipyard were not properly disclosed to them before they purchased their homes. They also allege that Tetra Tech and other defendants (not including the Company) have created a nuisance at The San Francisco Shipyard under California law. They seek damages as well as certain declaratory relief.

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
12.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$27,177	$27,734

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to liability recognized under TRA	$878	$615
Cash paid for income taxes	$775	$—
Purchase of properties and equipment in accounts payable	$—	$14

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$191,134	$270,580
Restricted cash and certificates of deposit	1,330	1,330
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$192,464	$271,910
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
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of September 30, 2021, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, sales of homes constructed and marketed under a fee build arrangement, and management services provided by the Company to the Great Park Venture.
• Commercial—includes the operations of the Gateway Commercial Venture, which owns an approximately 189,000 square foot office building at the Five Point Gateway Campus. The Five Point Gateway Campus is an office, medical and research and development campus located within the Great Park Neighborhoods and consists of four buildings and surrounding land. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture. The Gateway Commercial Venture also owns approximately 50 acres of the surrounding commercial land with additional development rights at the campus. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture. As of September 30, 2021, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture at the historical basis of the venture.
     Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)		Revenues		Profit (Loss)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Valencia	$10,398	$240	$4,751	$(3,231)	$11,506	$18,897	$(6,277)	$(6,348)
San Francisco	141	138	(785)	(1,829)	431	1,285	(1,487)	(7,387)
Great Park	92,486	8,123	8,957	(10,193)	450,196	44,478	68,842	(22,920)
Commercial	2,210	5,263	48	75,595	6,661	22,439	903	112,383
Total reportable segments	105,235	13,764	12,971	60,342	468,794	87,099	61,981	75,728
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(82,432)	(228)	(6,978)	11,968	(420,258)	(23,054)	(63,604)	28,245
Gateway Commercial Venture (1)	(2,108)	(5,159)	54	(75,491)	(6,357)	(22,141)	(599)	(112,085)
Add equity in earnings (losses) from unconsolidated entities—
Great Park Venture	—	—	367	(4,195)	—	—	8,319	(38,647)
Gateway Commercial Venture	—	—	(41)	56,618	—	—	449	84,064
Corporate and unallocated (2)	—	—	(14,583)	(12,820)	—	—	(40,728)	(39,864)
Total consolidated balances	$20,695	$8,377	$(8,210)	$36,422	$42,179	$41,904	$(34,182)	$(2,559)

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
(2) Corporate and unallocated activity is primarily comprised of corporate general, and administrative expenses.

Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	September 30, 2021	December 31, 2020
Valencia	$951,741	$814,913
San Francisco	1,266,168	1,231,586
Great Park	996,595	1,236,217
Commercial	104,769	104,722
Total reportable segments	3,319,273	3,387,438
Reconciling items:
Removal of unconsolidated balances of Great Park Venture (1)	(868,004)	(1,069,426)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(104,735)	(104,722)
Other eliminations (2)	(2,747)	(22,121)
Add investment balance in Great Park Venture	323,161	391,465
Add investment balance in Gateway Commercial Venture	49,237	48,788
Corporate and unallocated (3)	220,090	330,563
Total consolidated balances	$2,936,275	$2,961,985

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
(3) Corporate and unallocated assets consist of cash and cash equivalents, receivables, right-of-use assets, and prepaid expenses.
14.     SHARE-BASED COMPENSATION
The following table summarizes share-based equity compensation activity for the nine months ended September 30, 2021:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2021	2,275	$7.35
Granted	1,425	$7.93
Forfeited	(44)	$3.00
Vested	(997)	$10.94
Nonvested at September 30, 2021	2,659	$6.38

Share-based compensation expense was $1.8 million and $4.2 million for the three and nine months ended September 30, 2021, respectively, and $2.8 million and $8.7 million for the three and nine months ended September 30, 2020, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. The estimated fair value at vesting of share based awards that vested during the nine months ended September 30, 2021 was $6.4 million.
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

The components of net periodic benefit for the three and nine months ended September 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net periodic benefit:
Interest cost	$128	$164	$384	$492
Expected return on plan assets	(289)	(280)	(870)	(832)
Amortization of net actuarial loss	27	25	83	73
Net periodic benefit	$(134)	$(91)	$(403)	$(267)
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
During the three months ended September 30, 2021, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $8.2 million. In the three months ended September 30, 2020, the Company recorded no provision or benefit for income taxes (after application of a decrease in the Company’s valuation allowance) on pre-tax income of $36.4 million. Other than a small income tax provision attributed to one of the Company’s consolidated subsidiary corporations, during the nine months ended September 30, 2021, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $34.2 million. In the nine months ended September 30, 2020, the Company recorded no provision or benefit for income taxes (after application of a decrease in the Company’s valuation allowance) on pre-tax loss of $2.6 million. The effective tax rates for the nine months ended September 30, 2021 and 2020, differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the Company’s valuation allowance on its book losses, disallowance of executive compensation expenses not deductible for tax, and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both September 30, 2021 and December 31, 2020.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At September 30, 2021, the estimated fair value of notes payable, net was $654.2 million compared to a carrying value of $618.7 million. At December 31, 2020, the estimated fair value of notes payable, net was $663.9 million compared to a carrying value of $617.6 million. During the three and nine months ended September 30, 2021 and 2020, the Company had no assets that were measured at fair value on a nonrecurring basis, other than a valuation adjustment to the Company’s investment in the Great Park Venture in March 2020 (see Note 4).
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
No distributions on common shares were declared for the three and nine months ended September 30, 2021 or 2020.
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

The following table summarizes the basic and diluted (loss) earnings per share calculations for the three and nine months ended September 30, 2021 and 2020 (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income attributable to the Company	$(3,848)	$16,964	$(15,916)	$(1,210)
Adjustments to net (loss) income attributable to the Company	73	—	205	40
Net (loss) income attributable to common shareholders	$(3,775)	$16,964	$(15,711)	$(1,170)
Numerator—basic common shares:
Net (loss) income attributable to common shareholders	$(3,775)	$16,964	$(15,711)	$(1,170)
Less: net income allocated to participating securities	—	567	—	—
Allocation of basic net (loss) income among common shareholders	$(3,775)	$16,397	$(15,711)	$(1,170)
Numerator for basic net (loss) income available to Class A common shareholders	$(3,774)	$16,392	$(15,706)	$(1,170)
Numerator for basic net (loss) income available to Class B common shareholders	$(1)	$5	$(5)	$—
Numerator—diluted common shares:
Net (loss) income attributable to common shareholders	$(3,775)	$16,964	$(15,711)	$(1,170)
Reallocation of income (loss) upon assumed exchange of dilutive potential securities	—	18,693	—	(46)
Less: net income allocated to participating securities	—	567	—	—
Allocation of diluted net (loss) income among common shareholders	$(3,775)	$35,090	$(15,711)	$(1,216)
Numerator for diluted net (loss) income available to Class A common shareholders	$(3,774)	$35,085	$(15,706)	$(1,216)
Numerator for diluted net (loss) income available to Class B common shareholders	$(1)	$5	$(5)	$—
Denominator:
Basic weighted average Class A common shares outstanding	67,429,394	66,746,065	67,376,746	66,709,190
Diluted weighted average Class A common shares outstanding	67,429,394	142,866,245	67,376,746	68,848,283
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,233,544	79,233,544	79,233,544
Basic (loss) earnings per share:
Class A common shares	$(0.06)	$0.25	$(0.23)	$(0.02)
Class B common shares	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted (loss) earnings per share:
Class A common shares	$(0.06)	$0.25	$(0.23)	$(0.02)
Class B common shares	$(0.00)	$0.00	$(0.00)	$(0.00)

Anti-dilutive potential Performance RSUs	322,366	338,813	322,366	338,813
Anti-dilutive potential Restricted Shares (weighted average)	918,657	—	822,975	1,717,022
Anti-dilutive potential Performance Restricted Shares (weighted average)	644,734	—	649,072	701,039
Anti-dilutive potential Class A common shares from exchanges (weighted average)	79,257,314	3,137,134	79,257,314	76,120,180

19.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.8 million and $2.8 million at September 30, 2021 and December 31, 2020, respectively, net of tax benefits of $0.7 million and $0.7 million, respectively. At September 30, 2021 and December 31, 2020, the Company held a full valuation allowance related to the accumulated tax benefits. Accumulated other comprehensive loss of $1.7 million and $1.8 million is included in noncontrolling interests at September 30, 2021 and December 31, 2020, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss related to amortization of net actuarial losses were approximately $52,000 and $46,000, net of taxes, for the nine months ended September 30, 2021 and 2020, respectively, and are included in other miscellaneous income in the accompanying condensed consolidated statements of operations.

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
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of September 30, 2021, approximately 62.9% of the operating company. The operating company directly or indirectly owns equity interests in:
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
Changes to Board and Executive Positions
Effective as of September 30, 2021, our founder, Emile Haddad, stepped down from his roles as Chairman, Chief Executive Officer and President. Mr. Haddad will remain as a member of the Board of Directors, and as the company founder, the Board elected him as Chairman Emeritus. Along with these changes, the Board of Directors named Stuart Miller as Executive Chairman and named Lynn Jochim as President of the Company in addition to retaining her position as Chief Operating Officer.
Given his value to the Company going forward, the Company has engaged Mr. Haddad as a senior advisor under an agreement with an initial term of three years. In his role as a senior advisor, Mr. Haddad will focus on enhancing our communities to stay true to the Company’s vision and will maintain critical relationships at the state and local level, as well as focusing on new ventures and initiatives the Company may consider pursuing in order to enhance shareholder value.
Operational Highlights
In the third quarter of 2021, the Great Park Venture sold and closed escrow on 113 homesites and eight homes at the Great Park Neighborhoods for an aggregate gross purchase price of $78.0 million.
We continue to see a strong demand for new homes in our markets. We believe that the lack of supply of entitled land for new housing to meet that demand positions our communities for a continued steady pace of home sales and builder land sales. At Great Park Neighborhoods 135 homes were sold during the third quarter and 591 year-to-date as compared to 410 sold during the first nine months of 2020. At Valencia, 11 of our first 18 neighborhoods are open for sale, and 199 homes had been sold through the end of the third quarter since sales commenced in May 2021. In the third quarter of 2021, the first homebuyers in Valencia’s first phase moved into their new homes.
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
In response to the COVID-19 pandemic, we took immediate steps to protect the health and well-being of our associates and to preserve the financial strength of the Company. The substantial majority of our associates are still working remotely with access to necessary systems and resources to ensure business continuity. We will transition our associates back to our offices when we believe it is appropriate after taking into account all federal, state and local laws, rules and regulations.
Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
The following table summarizes our consolidated historical results of operations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$10,000	$42	$10,087	$17,076
Land sales—related party	17	2	73	14
Management services—related party	10,156	7,999	30,242	22,557
Operating properties	522	334	1,777	2,257
Total revenues	20,695	8,377	42,179	41,904
Costs and expenses
Land sales	—	—	—	11,861
Management services	8,075	6,120	24,700	16,587
Operating properties	2,095	764	5,098	4,408
Selling, general, and administrative	20,757	17,656	59,513	58,594
Total costs and expenses	30,927	24,540	89,311	91,450
Other income
Interest income	21	71	74	1,303
Miscellaneous	1,516	91	3,833	267
Total other income	1,537	162	3,907	1,570
Equity in earnings from unconsolidated entities	485	52,423	9,048	45,417
(Loss) income before income tax benefit (provision)	(8,210)	36,422	(34,177)	(2,559)
Income tax benefit (provision)	—	—	(5)	—
Net (loss) income	(8,210)	36,422	(34,182)	(2,559)
Less net (loss) income attributable to noncontrolling interests	(4,362)	19,458	(18,266)	(1,349)
Net (loss) income attributable to the company	$(3,848)	$16,964	$(15,916)	$(1,210)

Three Months Ended September 30, 2021 and 2020
Revenues. Revenues increased by $12.3 million, or 147.0%, to $20.7 million for the three months ended September 30, 2021, from $8.4 million for the three months ended September 30, 2020. The increase in revenue during the three months ended September 30, 2021 was primarily due to land sales revenues recognized at our Valencia segment (formerly Newhall) from variable consideration received in addition to an increase in management services revenue at our Great Park segment.
Cost of management services. Cost of management services increased by $2.0 million, or 31.9%, to $8.1 million for the three months ended September 30, 2021, from $6.1 million for the three months ended September 30, 2020. The increase was primarily due to an increase in intangible asset amortization expense at our Great Park segment.

Selling, general, and administrative. Selling, general, and administrative expenses increased by $3.1 million, or 17.6%, to $20.8 million for the three months ended September 30, 2021, from $17.7 million for the three months ended September 30, 2020. The increase was mainly attributable to an increase in selling and marketing expenses at our Valencia segment.
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
Equity in earnings from unconsolidated entities decreased to $0.5 million for the three months ended September 30, 2021, from earnings of $52.4 million for the three months ended September 30, 2020. Equity in earnings for the three months ended September 30, 2021 was primarily a result of recognizing our share of the net income of the Great Park Venture generated from land and home sales during the quarter. For the three months ended September 30, 2020, our equity in earnings was primarily due to our share of the gain from the sale of two buildings by the Gateway Commercial Venture.
Income taxes. Pre-tax loss of $8.2 million for the three months ended September 30, 2021 resulted in no tax benefit (after application of an increase in the Company’s valuation allowance of $0.8 million). We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at September 30, 2021, it was more likely than not that the net deferred tax asset was not realizable and resulted in a net deferred tax liability after application of the valuation allowance. Pre-tax income for the three months ended September 30, 2020 of $36.4 million resulted in no tax provision (after application of a decrease in the Company’s valuation allowance of $5.0 million). Our effective tax rate, before changes in valuation allowance, for the three months ended September 30, 2021 was substantially similar to our effective tax rate, before changes in valuation allowance, for the three months ended September 30, 2020.
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
Nine Months Ended September 30, 2021 and 2020
Revenues. Revenues increased by $0.3 million, or 0.7%, to $42.2 million for the nine months ended September 30, 2021, from $41.9 million for the nine months ended September 30, 2020. The increase in revenue was primarily due to an increase in management services revenue at our Great Park segment offset by a decrease in land sales revenues recognized at our Valencia segment (formerly Newhall) during the nine months ended September 30, 2021.
Cost of land sales. The lower cost of land sales for the nine months ended September 30, 2021 was due to the closing of land sales at our Valencia segment during the nine months ended September 30, 2020, compared to no land sales closed during the same period in 2021.
Cost of management services. Cost of management services increased by $8.1 million, or 48.9%, to $24.7 million for the nine months ended September 30, 2021, from $16.6 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $0.9 million, or 1.6%, to $59.5 million for the nine months ended September 30, 2021, from $58.6 million for the nine months ended September 30, 2020. The increase was mainly attributable to an increase in selling and marketing costs at our Valencia segment offset by a decrease in share-based compensation expense.
Equity in earnings from unconsolidated entities. Equity in earnings from unconsolidated entities decreased to $9.0 million for the nine months ended September 30, 2021, from earnings of $45.4 million for the nine months ended September 30, 2020. Equity in earnings for the nine months ended September 30, 2021 was primarily a result of recognizing our share of the net income of the Great Park Venture generated from land and home sales during the period. At the end of the first quarter of 2020, we recognized an other-than-temporary impairment of $26.9 million attributed to our investment in the Great Park Venture that is included in equity in earnings from unconsolidated entities in our condensed consolidated statement of operations. The impairment was primarily a result of expected delays in both the timing of land sales to builders and distributions to us causing a decline in the fair value of our investment in the Great Park Venture. In determining that the impairment was other-than-temporary, we concluded that it was uncertain if a near term recovery of value that was lost as a result of delays to expected land sales from the impacts of the COVID-19 pandemic would occur. Offsetting the impairment loss for the nine months ended September 30, 2020, was our share of the gain from the sale of three buildings and land by the Gateway Commercial Venture.

Income taxes. Other than a small tax provision incurred by one of our consolidated subsidiary corporations, pre-tax loss of $34.2 million for the nine months ended September 30, 2021 resulted in no tax benefit (after application of an increase in the Company’s valuation allowance of $3.4 million). We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at September 30, 2021, it was more likely than not that the net deferred tax asset was not realizable and resulted in a net deferred tax liability after application of the valuation allowance. Pre-tax loss for the nine months ended September 30, 2020 of $2.6 million resulted in no tax provision (after application of a decrease in the Company’s valuation allowance of $0.3 million). Our effective tax rate, before changes in valuation allowance, for the nine months ended September 30, 2021 was substantially similar to our effective tax rate, before changes in valuation allowance, for the nine months ended September 30, 2020.
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

The following tables reconcile the results of operations of our segments to our consolidated results for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$10,000	$—	$66,950	$—	$76,950	$—	$76,950	$(66,950)	$10,000
Land sales—related party	17	—	2,535	—	2,552	—	2,552	(2,535)	17
Home sales	—	—	12,947	—	12,947	—	12,947	(12,947)	—
Management services—related party(2)	—	—	10,054	102	10,156	—	10,156	—	10,156
Operating properties	381	141	—	2,108	2,630	—	2,630	(2,108)	522
Total revenues	10,398	141	92,486	2,210	105,235	—	105,235	(84,540)	20,695
COSTS AND EXPENSES:
Land sales	—	—	49,827	—	49,827	—	49,827	(49,827)	—
Home sales	—	—	10,187	—	10,187	—	10,187	(10,187)	—
Management services(2)	—	—	8,075	—	8,075	—	8,075	—	8,075
Operating properties	2,095	—	—	596	2,691	—	2,691	(596)	2,095
Selling, general, and administrative	5,227	926	8,630	1,255	16,038	14,604	30,642	(9,885)	20,757
Management fees—related party	—	—	6,893	—	6,893	—	6,893	(6,893)	—
Total costs and expenses	7,322	926	83,612	1,851	93,711	14,604	108,315	(77,388)	30,927
OTHER INCOME (EXPENSE):
Interest income	—	—	83	—	83	21	104	(83)	21
Interest expense	—	—	—	(311)	(311)	—	(311)	311	—
Miscellaneous	1,516	—	—	—	1,516	—	1,516	—	1,516
Total other income (expense)	1,516	—	83	(311)	1,288	21	1,309	228	1,537
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	159	—	—	—	159	—	159	326	485
SEGMENT PROFIT (LOSS)/LOSS BEFORE INCOME TAX BENEFIT	4,751	(785)	8,957	48	12,971	(14,583)	(1,612)	(6,598)	(8,210)
INCOME TAX BENEFIT	—	—	—	—	—	—	—	—	—
SEGMENT PROFIT (LOSS)/NET LOSS	$4,751	$(785)	$8,957	$48	$12,971	$(14,583)	$(1,612)	$(6,598)	$(8,210)
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

	Three Months Ended September 30, 2020
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$42	$—	$141	$—	$183	$—	$183	$(141)	$42
Land sales—related party	2	—	87	—	89	—	89	(87)	2
Management services—related party(2)	—	—	7,895	104	7,999	—	7,999	—	7,999
Operating properties	196	138	—	5,159	5,493	—	5,493	(5,159)	334
Total revenues	240	138	8,123	5,263	13,764	—	13,764	(5,387)	8,377
COSTS AND EXPENSES:
Land sales	—	—	—	—	—	—	—	—	—
Management services(2)	—	—	6,120	—	6,120	—	6,120	—	6,120
Operating properties	764	—	—	1,275	2,039	—	2,039	(1,275)	764
Selling, general, and administrative	2,798	1,967	8,840	1,161	14,766	12,891	27,657	(10,001)	17,656
Management fees—related party	—	—	3,440	—	3,440	—	3,440	(3,440)	—
Total costs and expenses	3,562	1,967	18,400	2,436	26,365	12,891	39,256	(14,716)	24,540
OTHER INCOME (EXPENSE):
Interest income	—	—	84	—	84	71	155	(84)	71
Interest expense	—	—	—	(1,605)	(1,605)	—	(1,605)	1,605	—
Loss on extinguishment of debt	—	—	—	(474)	(474)	—	(474)	474	—
Gain on asset sale, net	—	—	—	74,847	74,847	—	74,847	(74,847)	—
Miscellaneous	91	—	—	—	91	—	91	—	91
Total other income (expense)	91	—	84	72,768	72,943	71	73,014	(72,852)	162
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	—	—	—	—	—	—	—	52,423	52,423
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(3,231)	(1,829)	(10,193)	75,595	60,342	(12,820)	47,522	(11,100)	36,422
INCOME TAX PROVISION	—	—	—	—	—	—	—	—	—
SEGMENT (LOSS) PROFIT/NET INCOME	$(3,231)	$(1,829)	$(10,193)	$75,595	$60,342	$(12,820)	$47,522	$(11,100)	$36,422
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

	Nine Months Ended September 30, 2021
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$10,087	$—	$346,417	$—	$356,504	$—	$356,504	$(346,417)	$10,087
Land sales—related party	73	—	60,894	—	60,967	—	60,967	(60,894)	73
Home sales	—	—	12,947	—	12,947	—	12,947	(12,947)	—
Management services—related party(2)	—	—	29,938	304	30,242	—	30,242	—	30,242
Operating properties	1,346	431	—	6,357	8,134	—	8,134	(6,357)	1,777
Total revenues	11,506	431	450,196	6,661	468,794	—	468,794	(426,615)	42,179
COSTS AND EXPENSES:
Land sales	—	—	301,247	—	301,247	—	301,247	(301,247)	—
Home sales	—	—	10,187	—	10,187	—	10,187	(10,187)	—
Management services(2)	—	—	24,700	—	24,700	—	24,700	—	24,700
Operating properties	5,098	—	—	1,265	6,363	—	6,363	(1,265)	5,098
Selling, general, and administrative	14,750	2,988	24,834	3,572	46,144	41,775	87,919	(28,406)	59,513
Management fees—related party	—	—	19,393	—	19,393	—	19,393	(19,393)	—
Total costs and expenses	19,848	2,988	380,361	4,837	408,034	41,775	449,809	(360,498)	89,311
OTHER INCOME (EXPENSE):
Interest income	—	—	416	—	416	74	490	(416)	74
Interest expense	—	—	—	(921)	(921)	—	(921)	921	—
Miscellaneous—related party	—	1,070	—	—	1,070	978	2,048	—	2,048
Miscellaneous	1,785	—	—	—	1,785	—	1,785	—	1,785
Total other income (expense)	1,785	1,070	416	(921)	2,350	1,052	3,402	505	3,907
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	280	—	(1,409)	—	(1,129)	—	(1,129)	10,177	9,048
SEGMENT (LOSS) PROFIT/LOSS BEFORE INCOME TAX PROVISION	(6,277)	(1,487)	68,842	903	61,981	(40,723)	21,258	(55,435)	(34,177)
INCOME TAX PROVISION	—	—	—	—	—	(5)	(5)	—	(5)
SEGMENT (LOSS) PROFIT/NET LOSS	$(6,277)	$(1,487)	$68,842	$903	$61,981	$(40,728)	$21,253	$(55,435)	$(34,182)
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

	Nine Months Ended September 30, 2020
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$17,076	$—	$21,962	$—	$39,038	$—	$39,038	$(21,962)	$17,076
Land sales—related party	14	—	1,092	—	1,106	—	1,106	(1,092)	14
Management services—related party(2)	—	835	21,424	298	22,557	—	22,557	—	22,557
Operating properties	1,807	450	—	22,141	24,398	—	24,398	(22,141)	2,257
Total revenues	18,897	1,285	44,478	22,439	87,099	—	87,099	(45,195)	41,904
COSTS AND EXPENSES:
Land sales	11,861	—	15,304	—	27,165	—	27,165	(15,304)	11,861
Management services(2)	—	488	16,099	—	16,587	—	16,587	—	16,587
Operating properties	4,408	—	—	4,530	8,938	—	8,938	(4,530)	4,408
Selling, general, and administrative	9,244	8,184	29,572	8,765	55,765	41,166	96,931	(38,337)	58,594
Management fees—related party	—	—	7,633	—	7,633	—	7,633	(7,633)	—
Total costs and expenses	25,513	8,672	68,608	13,295	116,088	41,166	157,254	(65,804)	91,450
OTHER INCOME (EXPENSE):
Interest income	1	—	1,210	—	1,211	1,302	2,513	(1,210)	1,303
Interest expense	—	—	—	(8,547)	(8,547)	—	(8,547)	8,547	—
Loss on extinguishment of debt	—	—	—	(474)	(474)	—	(474)	474	—
Gain on asset sale, net	—	—	—	112,260	112,260	—	112,260	(112,260)	—
Miscellaneous	267	—	—	—	267	—	267	—	267
Total other income (expense)	268	—	1,210	103,239	104,717	1,302	106,019	(104,449)	1,570
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	—	—	—	—	—	—	—	45,417	45,417
SEGMENT (LOSS) PROFIT/LOSS BEFORE INCOME TAX BENEFIT	(6,348)	(7,387)	(22,920)	112,383	75,728	(39,864)	35,864	(38,423)	(2,559)
INCOME TAX BENEFIT	—	—	—	—	—	—	—	—	—
SEGMENT (LOSS) PROFIT/NET LOSS	$(6,348)	$(7,387)	$(22,920)	$112,383	$75,728	$(39,864)	$35,864	$(38,423)	$(2,559)
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
Three Months Ended September 30, 2021 and 2020
Revenues. Revenues were $10.4 million for the three months ended September 30, 2021 compared to $0.2 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, we recognized $10.0 million in land sale revenues associated with the receipt of $10.0 million in cash consideration from a customer that acquired commercial property from us in 2011. The payment was contingent on the customer obtaining certain land use approvals for the property.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $2.4 million, or 86.8%, to $5.2 million for the three months ended September 30, 2021, from $2.8 million for the three months ended September 30, 2020. The increase was mainly attributable to an increase in community related selling and marketing expenses in preparation for and in support of builder model home openings at the first development area in Valencia.

Nine Months Ended September 30, 2021 and 2020
Revenues. Revenues decreased by $7.4 million, or 39.1%, to $11.5 million for the nine months ended September 30, 2021, from $18.9 million for the nine months ended September 30, 2020. The decrease was primarily attributable to the recognition of revenue from the sale of land entitled for an aggregate of 70 homesites on approximately seven acres during the nine months ended September 30, 2020 compared to no land sales closed during the same period in 2021. The reduction in revenues from land sales closings was offset by our recognition of $10.0 million from a customer that acquired commercial property from us in 2011. The payment was contingent on the customer obtaining certain land use approvals for the property.
Cost of land sales. Cost of land sales for the nine months ended September 30, 2020 was $11.9 million, or 69.4% of total land sales revenues, compared to no cost of land sales recognized during the same period in 2021. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $5.5 million, or 59.6%, to $14.8 million for the nine months ended September 30, 2021, from $9.2 million for the nine months ended September 30, 2020. The increase was mainly attributable to an increase in community related selling and marketing expenses in preparation for and in support of builder model home openings at the first development area in Valencia.
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

Three Months Ended September 30, 2021 and 2020
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $1.0 million, or 52.9%, to $0.9 million for the three months ended September 30, 2021, from $2.0 million for the three months ended September 30, 2020. The decrease was mainly attributable to a decrease in employee related expenses as a result of reallocations of human capital resources among our projects.
Nine Months Ended September 30, 2021 and 2020
Management services—related party revenues. The decrease in management services—related party revenues was due to the termination in early 2020 of our management agreement with Lennar with respect to the Concord community. In addition, in 2021, we amended certain other related party agreements, which resulted in recognition of a miscellaneous other income—related party gain of $1.1 million during the nine months ended September 30, 2021.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $5.2 million, or 63.5%, to $3.0 million for the nine months ended September 30, 2021, from $8.2 million for the nine months ended September 30, 2020. The decrease was mainly attributable to a decrease in employee related expenses as a result of a reduction in employee headcount in addition to reallocations of human capital resources among our projects.
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
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions. The holders of percentage interests are entitled to all other distributions. During the nine months ended September 30, 2021, the Great Park Venture made aggregate distributions of $51.0 million to holders of legacy interests and $204.3 million to holders of percentage interests. The Company received $76.6 million for its 37.5% percentage interest. With the distributions to the holders of legacy interests, the Great Park Venture fully satisfied the $476.0 million priority distribution rights and reduced the remaining maximum participating legacy interest distribution rights to $82.7 million. The remaining $82.7 million legacy interest will be paid on a pro rata basis, with approximately 10% of future distributions paid to the holders of legacy interests and approximately 90% of such distributions paid to the holders of the percentage interests, until such time as the remaining balance has been fully paid.
Three Months Ended September 30, 2021 and 2020
Land sales and related party land sales revenues. Land sales and related party land sales revenues increased to $69.5 million for the three months ended September 30, 2021, from $0.2 million for the three months ended September 30, 2020. The increase was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 113 homesites on approximately 13 acres during the three months ended September 30, 2021, compared to no land sales during the same period in 2020. The base purchase price was $65.1 million for the 2021 land sales. The Great Park Venture also recognized $1.4 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive.
During the three months ended September 30, 2021 and 2020, segment land sales and related party land sales revenues also included changes in estimates of variable land sale consideration, including profit participation, from those amounts previously recorded by the Great Park Venture.
Cost of Land Sales. Cost of land sales for the three months ended September 30, 2021 was $49.8 million, or 71.7% of total land sales revenues. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.

Home Sale Revenues. The Great Park Venture has a fee build agreement with an unrelated third party (“Fee Builder”) that the Great Park Venture contracted to build and act as a sales agent for 38 homesites within the Great Park Neighborhoods. The Fee Builder initially incurs all costs to build, market and sell the residential homes, and the Great Park Venture reimburses the Fee Builder as construction progresses and pays the Fee Builder certain fees during the construction phase of the homes and when homes are sold to homebuyers. During the three months ended September 30, 2021, the Great Park Venture closed the sales of eight homes to homebuyers generating $12.9 million in home sale revenues.
Cost of Home Sales. Cost of home sales includes an allocation of land basis for each home sold in addition to home construction costs the Great Park Venture reimburses to the Fee Builder and fees paid to the Fee Builder for the services provided. During the three months ended September 30, 2021, the Great Park Venture recognized $10.2 million in cost of home sales.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. The management company receives a base management fee, reimbursement for certain defined project team costs and the right to receive certain variable incentive compensation. The increase in management services related party revenue was mainly attributable to changes in estimates of the amount of variable consideration pertaining to the incentive compensation.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses increased by $2.0 million, or 31.9%, to $8.1 million for the three months ended September 30, 2021, from $6.1 million for the three months ended September 30, 2020. The increase was mainly attributable to increased intangible asset amortization expense.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $0.2 million, or 2.4%, to $8.6 million for the three months ended September 30, 2021, from $8.8 million for the three months ended September 30, 2020.
Management fees—related party. Management fees increased by $3.5 million, or 100.4%, to $6.9 million for the three months ended September 30, 2021, from $3.4 million for the three months ended September 30, 2020. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to changes in estimates of the amount of incentive compensation probable of being paid.
Nine Months Ended September 30, 2021 and 2020
Land sales and related party land sales revenues. Revenues increased by $384.3 million to $407.3 million for the nine months ended September 30, 2021, from $23.1 million for the nine months ended September 30, 2020. The increase was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 887 homesites on approximately 72 acres during the nine months ended September 30, 2021, compared to the recognition of revenue from the sale of land entitled for an aggregate of 35 homesites on approximately four acres during the nine months ended September 30, 2020. The base purchase price was $393.3 million for the 2021 sales. The Great Park Venture also recognized $9.1 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive. The base purchase price was $20.3 million for the 2020 sales. The Great Park Venture also recognized $0.5 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive for the 2020 sales. In 2021, 117 of the homesites sold were purchased by the Great Park Landbank Venture, in which the Great Park Venture owns a 10% equity interest. Revenues associated with these closings are reported as land sales—related party. When the Great Park Venture sells land to the Great Park Landbank Venture, it eliminates its pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land is sold by the Great Park Landbank Venture to third party homebuilders. Additionally, in 2021, 572 of the homesites were sold to an unaffiliated land banking entity whereby a related party retained the option to acquire the homesites in the future from the land bank entity.
During the nine months ended September 30, 2021 and 2020, segment land sales and related party land sales revenues also included changes in estimates of variable land sale consideration, including profit participation, from those amounts previously recorded by the Great Park Venture.

Cost of Land Sales. Cost of land sales for the nine months ended September 30, 2021 was $301.2 million, or 74.0% of total land sales revenues. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Home Sale Revenues. The Great Park Venture has a fee build agreement with an unrelated third party Fee Builder that the Great Park Venture contracted to build and act as a sales agent for 38 homesites within the Great Park Neighborhoods. The Fee Builder initially incurs all costs to build, market and sell the residential homes, and the Great Park Venture reimburses the Fee Builder as construction progresses and pays the Fee Builder certain fees during the construction phase of the homes and when homes are sold to homebuyers. During the nine months ended September 30, 2021, the Great Park Venture closed the sales of eight homes to homebuyers generating $12.9 million in home sale revenues.
Cost of Home Sales. Cost of home sales includes an allocation of land basis for each home sold in addition to home construction costs the Great Park Venture reimburses to the Fee Builder and fees paid to the Fee Builder for the services provided. During the nine months ended September 30, 2021, the Great Park Venture recognized $10.2 million in cost of home sales.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. The management company receives a base management fee, reimbursement for certain defined project team costs and the right to receive certain variable incentive compensation. The increase in management services related party revenue was mainly attributable to changes in estimates of the amount of variable consideration pertaining to the incentive compensation.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses increased by $8.6 million, or 53.4%, to $24.7 million for the nine months ended September 30, 2021, from $16.1 million for the nine months ended September 30, 2020. The increase was mainly attributable to increased intangible asset amortization expense.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $4.7 million, or 16.0%, to $24.8 million for the nine months ended September 30, 2021, from $29.6 million for the nine months ended September 30, 2020. The lower expense during the nine months ended September 30, 2021 was mainly attributable to a decrease in marketing expenses incurred at the Great Park Neighborhoods.
Management fees—related party. Management fees increased by $11.8 million, or 154.1%, to $19.4 million for the nine months ended September 30, 2021, from $7.6 million for the nine months ended September 30, 2020. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to changes in estimates of the amount of incentive compensation probable of being paid.

The table below reconciles the Great Park segment results to the equity in earnings (loss) from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Segment net income (loss) from operations	$8,957	$(10,193)	$68,842	$(22,920)
Less net income of management company attributed to the Great Park segment	1,979	1,775	5,238	5,325
Net income (loss) of the Great Park Venture	6,978	(11,968)	63,604	(28,245)
The Company’s share of net income (loss) of the Great Park Venture	2,617	(4,488)	23,852	(10,592)
Basis difference (amortization) accretion	(2,250)	293	(15,533)	(1,204)
Other-than-temporary investment impairment	—	—	—	(26,851)
Equity in earnings (loss) from the Great Park Venture	$367	$(4,195)	$8,319	$(38,647)

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
Three Months Ended September 30, 2021 and 2020
Revenues. Revenues decreased by $3.1 million, or 58.0%, to $2.2 million for the three months ended September 30, 2021, from $5.3 million for the three months ended September 30, 2020. The decrease in revenues was mainly attributable to the Gateway Commercial Venture no longer receiving rental income from the buildings that were sold in 2020.
Other income. In August 2020, the Gateway Commercial Venture closed on the sale of two buildings, comprising a total of approximately 660,000 square feet of research and development space for a purchase price of $355.0 million. The sale of the buildings, which had a carrying value of approximately $278.0 million, resulted in a gain of approximately $74.8 million, net of transaction costs. Concurrently, the Gateway Commercial Venture made a debt payment of $245.0 million to its lender and made total distributions to its members of approximately $107.0 million, of which approximately $80.3 million was distributed to us.
Costs and expenses and interest expense. As a result of the Gateway Commercial Venture’s asset dispositions and related debt repayments in 2020, cost and expenses, including interest, depreciation, and amortization expenses, were lower in the three months ended September 30, 2021, compared to the same period in 2020.

Nine Months Ended September 30, 2021 and 2020
Revenues. Revenues decreased by $15.8 million, or 70.3%, to $6.7 million for the nine months ended September 30, 2021, from $22.4 million for the nine months ended September 30, 2020. The decrease in revenues was mainly attributable to the Gateway Commercial Venture no longer receiving rental income from the buildings that were sold in 2020.
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
In August 2020, the Gateway Commercial Venture closed on the sale of two buildings, comprising a total of approximately 660,000 square feet of research and development space for a purchase price of $355.0 million. The sale of the buildings, which had a carrying value of approximately $278.0 million, resulted in a gain of approximately $74.8 million, net of transaction costs. Concurrently, the Gateway Commercial Venture made a debt payment of $245.0 million to its lender and made total distributions to its members of approximately $107.0 million, of which approximately $80.3 million was distributed to us.
Costs and expenses and interest expense. As a result of the Gateway Commercial Venture’s asset dispositions and related debt repayments in 2020, cost and expenses, including interest, depreciation, and amortization expenses, were lower in the nine months ended September 30, 2021, compared to the same period in 2020.
The table below reconciles the Commercial segment results to the equity in earnings from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Segment net income from operations	$48	$75,595	$903	$112,383
Less net income of management company attributed to the Commercial segment	102	104	304	298
Net (loss) income of the Gateway Commercial Venture	(54)	75,491	599	112,085
Equity in (loss) earnings from the Gateway Commercial Venture	$(41)	$56,618	$449	$84,064

Liquidity and Capital Resources
As of September 30, 2021, we had $191.1 million of consolidated cash and cash equivalents compared to $298.1 million at December 31, 2020. As of September 30, 2021, no funds had been drawn on the operating company’s $125.0 million unsecured revolving credit facility. However, letters of credit of $0.3 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.7 million. In April 2021, we entered into the third amendment to our unsecured revolving credit facility, which extended the maturity date of the revolving credit facility from April 2022 to April 2024, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions, including the approval of the administrative agent and lenders.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. The development stages of our communities continue to require significant cash outlays on both a short-term and long-term basis, and we expect to invest significant amounts on continued horizontal development at Valencia over the next 12 months. We manage our development activities and expenditures to coincide with projected demand for homesites by our guest builders with the objective of maintaining an appropriate level of liquidity. We expect to meet our cash requirements for at least the next 12 months with available cash, in addition to proceeds from land sales in Valencia, distributions from our unconsolidated entities and collection of management fees under our management agreement with the Great Park Venture.

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
Contractual Obligations and Commitments
Our contractual obligations have not changed materially from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, however, $10.0 million in related party reimbursement obligations that were previously due in 2021 were deferred to 2022.
We are committed under various letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding LOCs totaled $1.3 million at both September 30, 2021 and December 31, 2020. At both September 30, 2021 and December 31, 2020, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of September 30, 2021, we were using approximately $0.3 million in capacity under the revolving credit facility to support LOCs. In the ordinary course of business and as a part of the entitlement and development process, we are required to provide performance bonds to ensure completion of certain development obligations. We had outstanding performance bonds of $281.0 million as of September 30, 2021.
At September 30, 2021, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating activities	$(162,301)	$(115,713)
Investing activities	78,313	57,129
Financing activities	(23,022)	(18,080)
Cash Flows from Operating Activities. Net cash used in operating activities increased by $46.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and selling, general, and administrative costs including $24.6 million in each of the nine months ended September 30, 2021 and 2020 for interest due on our senior notes.
During the nine months ended September 30, 2021, we received incentive compensation payments of $20.7 million under our development management agreement with the Great Park Venture. The payment is net of $0.6 million that we concurrently distributed to the holders of the management company's class B units. Additionally, we received $10.0 million in contingent consideration associated with a commercial land sale that closed in 2011. During the nine months ended September 30, 2020, we received a total distribution of $136.5 million from the Gateway Commercial Venture, of which $79.0 million is reflected as a return on our investment in the statement of cash flows with the balance reflected as an investing activity, and collected $13.9 million in principal on a note receivable from a home builder in connection with a land sale at Valencia that closed in the second quarter of 2020.

Cash Flows from Investing Activities. Net cash from investing activities increased by $21.2 million for the nine months ended September 30, 2021 compared to net cash from investing activities for the nine months ended September 30, 2020.
During the nine months ended September 30, 2021, we received a distribution of $76.6 million from the Great Park Venture, which is reflected as a return of our investment in the statement of cash flows. Additionally, we received a distribution of $1.0 million from our indirect legacy interest in the Great Park Venture. For the nine months ended September 30, 2020, we received a total distribution of $136.5 million from the Gateway Commercial Venture, of which $57.5 million is reflected as a return of our investment in the statement of cash flows with the balance reflected as an operating activity. For the nine months ended September 30, 2020, we also received a distribution of $1.7 million from our indirect legacy interest in the Great Park Venture. In both periods, the distributions were offset by our purchases of property and equipment.
Cash Flows from Financing Activities. Net cash used in financing activities was $23.0 million for the nine months ended September 30, 2021 compared to $18.1 million net cash used in financing activities for the nine months ended September 30, 2020.
We used $2.0 million and $5.5 million during the nine months ended September 30, 2021 and 2020, respectively, to net settle share-based compensation awards with employees for tax withholding purposes. For the nine months ended September 30, 2021 and 2020, in accordance with the operating company's Limited Partnership Agreement, we made noncontrolling interest tax distributions of $4.4 million (net of amounts distributable to us as a partner of the operating company) and $4.6 million, respectively. We also made payments of $15.9 million and $8.0 million to reduce our related party reimbursement obligation during the nine months ended September 30, 2021 and 2020, respectively.
Changes in Capital Structure
During the nine months ended September 30, 2021, our ownership percentage in the operating company increased to 62.9%, primarily due to our issuance of shared-based compensation in the form of 1.4 million restricted Class A common shares offset by our reacquisition of approximately 0.3 million restricted Class A common shares from employees for income tax withholding purposes. The issuances and settlements resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Class A units of the operating company:
Held by us	70,107,552	69,051,284
Held by noncontrolling interest members	41,363,271	41,363,271
	111,470,823	110,414,555
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	149,341,096	148,284,828
At September 30, 2021, we had 79,233,544 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed at our election for our Class A common shares or cash.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2021 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of September 30, 2021.
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
As of September 30, 2021, we had outstanding consolidated net indebtedness of $618.7 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Operating Officer and our Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3.     Defaults Upon Senior Securities
None
ITEM 4.    Mine Safety Disclosures
Not Applicable
ITEM 5.     Other Information
None

ITEM 6.     Exhibits

Exhibit	Exhibit Description

10.1+*	Employment Transition Agreement, dated as of August 23, 2021, by and among Emile Haddad, Five Point Operating Company, LP, Five Point Communities Management, Inc., and Five Point Holdings, LLC.

10.2+*	Advisory Agreement, dated as of August 23, 2021, by and between Emile Haddad and Five Point Operating Company, LP.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+    Management contract or compensatory plan or arrangement
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE POINT HOLDINGS, LLC

By:	/s/ Lynn Jochim
Lynn Jochim
President and Chief Operating Officer
(Principal Executive Officer)

By:	/s/ Erik Higgins
Erik Higgins
Chief Financial Officer and Vice President
(Principal Financial Officer and Principal Accounting Officer)

Date: November 4, 2021