Form 10-K
period 2021-12-31
Five Point Holdings, LLC
filed 2022-03-11
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was approximately $470.5 million.
As of February 28, 2022, 69,180,695 Class A common shares and 79,233,544 Class B common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

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
•“Five Point Gateway Campus” refers to approximately 73 acres of commercial land in the Great Park Neighborhoods, on which four buildings have been constructed with an aggregate of one million square feet of research and development, medical and office space;
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
•“legacy interests” refers to membership interests in the Great Park Venture, which are currently held by the entities that owned the Great Park Venture immediately prior to the formation transactions, and entitle them to receive priority distributions from the Great Park Venture in an aggregate amount equal to $565 million ($482 million of which has been paid as of the date of this report);
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
•“operating company” refers to Five Point Operating Company, LP, a Delaware limited partnership;
•“our communities” refers to the communities that we are developing, including Valencia (formerly known as Newhall Ranch) in Los Angeles County, Candlestick and The San Francisco Shipyard in the City of San Francisco, and Great Park Neighborhoods in Orange County;
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

PART I
ITEM 1.    Business
We are an owner and developer of mixed-use planned communities in California. Our three existing communities have the general plan and zoning approvals necessary for the construction of thousands of homesites and millions of square feet of commercial space, and they represent a significant portion of the real estate available for development in three major markets in California—Los Angeles County, San Francisco County and Orange County. In total, our communities consist of approximately 23 million square feet of built or planned commercial space and approximately 40,000 homes built or planned.
Structure and Formation of Our Company
In 2009, our company was formed as a limited liability company to acquire ownership through the operating company of Newhall Land & Farming, which is developing our Valencia community (formerly known as Newhall Ranch). In May 2016, we completed the formation transactions in which we acquired an interest in the San Francisco Venture, which is developing our Candlestick and The San Francisco Shipyard communities, a 37.5% percentage interest in the Great Park Venture, which is developing Great Park Neighborhoods, and the management company that has been the development manager of Great Park Neighborhoods since 2010. In August 2017, we acquired a 75% interest in the Gateway Commercial Venture, the entity that owns portions of the Five Point Gateway Campus.
Our company has an entity structure in which our two largest equity owners, Lennar and Castlelake, and our founder and Chairman Emeritus, Emile Haddad, separately hold, in addition to interests in our common shares, equity interests in either or both the operating company or the San Francisco Venture that can be exchanged for, at our option, either our Class A common shares or cash. The diagram below presents a simplified depiction of our current organizational structure.

Five Point Holdings, LLC
Limited Partner
Managing General Partner
Five Point Opco GP, LLC
Lennar, Castlelake and Emile Haddad
Five Point Operating Company, LP (1)
Manager 100% Class B (2)
100% (3)
Administrative Member 37.5% (4)
Manager 75% (5)
San Francisco Venture
FPL
Great Park Venture
Gateway Commercial Venture
Candlestick and The San Francisco Shipyard
Valencia (formerly known as Newhall)
Great Park Neighborhoods
Five Point Gateway Campus

(1) Through a wholly owned subsidiary, we serve as sole managing general partner of the operating company, and as of December 31, 2021, we owned approximately 62.9% of the outstanding Class A units of the operating company. We conduct all of our businesses in or through the operating company, which owns, directly or indirectly, equity interests in, and controls the management of, FPL, the San Francisco Venture and the management company. Class A units of the operating company that we do not own are held by affiliates of Lennar, Castlelake, and Mr. Haddad and can be exchanged on a one-for-one basis, at our option, for either Class A common shares or cash equal to the fair market value of such shares. Until Class A units of the operating company are exchanged or redeemed, the capital associated with Class A units of the operating company not held by us is presented within "noncontrolling interests" on our consolidated balance sheet. Based on the closing price of our Class A common shares on February 28, 2022 ($5.92), our market capitalization on a fully exchanged basis was approximately $878.8 million.
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
(4) Through a wholly owned subsidiary, the operating company owns a 37.5% percentage interest in the Great Park Venture. Holders of legacy interests in the Great Park Venture were entitled to receive priority distributions up to an aggregate amount of $565.0 million, of which $482.3 million has been distributed as of February 28, 2022. We are the administrative member of the Great Park Venture. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. We have two votes, and the other three voting members each have one vote, so we are unable to approve any major decision without the consent or approval of at least two of the other voting members. We do not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in our consolidated financial statements.
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
Our Business
We are primarily engaged in the business of planning and developing our three mixed-use planned communities, and our principal source of revenue is the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers. We may also retain a portion of the commercial and multi-family properties in our communities as income-producing assets.
Our planning and development process involves the following components:
Mixed-use planning.    We design all aspects of our communities, creating highly desirable places to live, work, shop and enjoy an active lifestyle. Our designs include a wide range of amenities, such as high quality public schools, parks and recreational areas, entertainment venues and walking and biking trails. Each community is comprised of several villages or neighborhoods, each of which offers a range of housing types, sizes and prices. In addition to the mixed-use land planning we undertake for each community, we typically create the floorplans and elevations for each home, as well as the landscape design for each neighborhood, considering each neighborhood’s individual character within the context of the overall plan for the community. For the commercial aspects of our communities, we look for commercial enterprises that will best add value to the community by providing needed services, additional amenities or local jobs. In designing the overall program at each community, we consider the appropriate balance of housing and employment opportunities, access to transportation, resource conservation and enhanced public open spaces and wildlife habitats. We continually evaluate our plans for each community and make adjustments that we deem appropriate based on changes in local economic factors and other market dynamics.
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
Sequencing.    In order to balance the timing of our revenues and expenditures, we typically sequence the development of individual neighborhoods or villages within our communities. As a result, many of the mixed-use planning, entitlement, development, sales and other activities described above may occur at the same time in different locations within a single community. Further, depending on the specific plans for each community and market conditions, we may vary the timing of certain of these activities. Throughout this process, we continually analyze each community relative to its market to determine which portions to sell, which portions to build and then sell, and which portions to retain as part of our portfolio of commercial and multi-family properties.
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
Our Communities
Valencia (formerly Newhall Ranch)
Valencia is a mixed-use planned community in Los Angeles County that spans approximately 15,000 acres and is designed to include approximately 21,500 homesites, approximately 11.5 million square feet of commercial space, approximately 50 miles of trails, approximately 275 acres of community parks and approximately 10,000 acres of protected open space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning.
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
In December 2019, we completed our first residential land sales in the first development area at Valencia. As of December 31, 2021, we had sold 1,866 homesites, and builders had sold 346 homes to homebuyers since home sales commenced in May 2021.
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
Great Park Neighborhoods
Great Park Neighborhoods, located in Irvine, California, is an approximately 2,100 acre mixed-use planned community that is being developed on the former site of the U.S. Marine Corp’s El Toro Air base (“El Toro Base”) in Orange County. Great Park Neighborhoods is designed to include approximately 10,500 homesites (including up to 1,056 affordable homesites), approximately 4.9 million square feet of commercial space, approximately 61 acres of parks and approximately 138 acres of trails and open space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning.
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
The first homesites at the Great Park Neighborhoods were sold in April 2013 and, as of December 31, 2021, the Great Park Venture had sold 7,099 homesites (including 709 affordable homesites) and commercial land allowing for development of up to 2 million square feet of commercial (research and development) space. As of December 31, 2021, builder sales totaled 5,422 market rate homes at the Great Park Neighborhoods (including 37 homes under a fee build arrangement). The Great Park Venture reacquired the development rights to approximately one million square feet that had been previously sold. For additional information about the commercial land sale, see “—Commercial” below.
Commercial
We currently expect to develop and operate certain commercial properties within our existing mixed-use planned communities. We may develop and operate these properties on our own, or we may choose from time to time to develop and/or operate a particular property or properties in a strategic joint venture or other financing or entity structure with a third-party.
Factors we consider in determining whether or not to proceed with a particular commercial investment include (1) our existing knowledge of the mixed-use planned communities we are currently developing and understanding their respective needs, (2) whether, in our judgment, a particular commercial property or investment will create additional value for our remaining land within the community, in addition to achieving desired investment returns on such property or investment on a stand-alone basis, (3) existing entitlements and our ability to change them, (4) compatibility of the physical site with our proposed uses, and (5) environmental considerations, traffic patterns and access to the site.

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
Competition
We compete with other residential, retail and commercial property developers in the development of properties in the Northern and Southern California markets. Significant factors that we believe allow us to compete effectively in this business include:
•the size and scope of our mixed-use planned communities located in desirable and supply constrained California coastal markets;
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

We have incurred significant costs and expenses over the last 10 to 15 years in order to obtain the primary entitlements (general plan and zoning approvals) for our communities. Once these primary entitlements are obtained, we continue to refine the mixed-use plan for each community by planning specific development areas and obtaining the necessary governmental approvals for a development area. Among other things, we typically need to obtain the following approvals for each development area: (1) approval of the subdivision maps (such as vesting tentative tract maps and parcel maps) that allow the land to be divided into separate legal lots for residential, commercial and other improvements; (2) approval of the improvement plans that set forth certain design, engineering and other elements of infrastructure, parks, homes, commercial buildings and other improvements; (3) approval of the final map that allows for the conveyance of individual homesites and commercial lots; and (4) any other discretionary approvals needed to construct, finance, sell, lease or maintain the homes or commercial buildings within a development area.
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
Investment Policies
Investments in Real Estate or Interests in Real Estate
We are a real estate development and operating company that specializes in the development and operation of mixed-use planned communities. Our goal is to create sustainable, long-term growth and value for our shareholders. We do not currently have an investment policy; however, our board of directors may adopt one in the future.
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
We believe that diversity within our employee base helps us to incorporate a wide range of perspectives into the development of our communities. We feel that the many cultures that live in our communities reflect the diverse mix of our associates. At December 31, 2021, women constituted approximately 46% of our workforce, and ethnic and racial minorities constituted approximately 42% of our workforce.
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
In response to the COVID-19 pandemic, we took immediate steps to protect the health and well-being of our associates and to preserve the financial strength of the company. The substantial majority of our associates are still working remotely with access to necessary systems and resources to ensure business continuity. We have utilized various technological resources to expand the use of virtual interactions, including holding company-wide meetings, which we use to keep the team informed of the company’s plans regarding the evolving nature of the work environment. We will transition our associates back to our offices when we believe it is appropriate after taking into account all federal, state and local laws, rules and regulations.
We have a COVID-19 Prevention Program, which sets forth COVID-19-related safety protocols and procedures, and we have worksite-specific operational plans for the locations at which associates have returned to work on site. The COVID-19 Prevention Program and worksite plans incorporate numerous safety protocols, including social distancing, mask wearing, cleaning procedures, daily health checks, and contact tracing and notification procedures. In addition, we provide paid time off for associates directly impacted by COVID-19.
At December 31, 2021, we had approximately 160 employees.
Information about our Executive Officers
The following individuals are our executive officers:

Name	Age	Position
Daniel Hedigan	68	Chief Executive Officer
Erik R. Higgins(1)	54	Chief Financial Officer and Vice President
Michael Alvarado	56	Chief Legal Officer, Vice President and Secretary
Greg McWilliams	70	Chief Policy Officer
Leo Kij(1)	58	Incoming Interim Chief Financial Officer
(1) On January 20, 2022, Mr. Higgins provided notice of his intent to resign from the company after the filing of this annual report on Form 10-K. Upon the effective date of Mr. Higgins’ resignation, Leo Kij, who currently serves as the company’s Vice President and Corporate Controller, will serve as interim Chief Financial Officer until Mr. Higgins’ successor is appointed.
Daniel Hedigan.    Mr. Hedigan was appointed our Chief Executive Officer in February 2022. Prior to his appointment, Mr. Hedigan served as President of Land Sales and Home Building for the Irvine Company from 2013 to 2021, where he oversaw the design, building and sales of new homes in the master-planned villages of the Irvine Ranch in Orange County, California.
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
Leo Kij.    Mr. Kij has served as our Vice President and Corporate Controller since 2016. From 2009 to 2016, he served as Controller of our subsidiary, Five Point Communities Management, Inc.

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
We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this annual report on Form 10-K.

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
The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. Federal, state and local governments and private entities in impacted regions have taken, and are continuing to take, actions in an effort to slow the spread of COVID-19 and variants of the virus. In response to these steps, we have shifted a majority of our office functions to work remotely and implemented a COVID-19 Prevention Program, which sets forth COVID-19-related safety protocols and procedures and worksite-specific operational plans for the locations at which associates have returned to work on site.
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence and consumer confidence. There is significant uncertainty regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will continue to disrupt the U.S. economy. Our business could be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 continue. Potential impacts could include asset impairments similar to the impairment we recognized in 2020 of $26.9 million attributed to our investment in the Great Park Venture primarily as a result of expected delays in both the timing of land sales to builders and distributions to us causing a decline in the fair value of our investment in the Great Park Venture (see Part II, Item 7 of this report). If COVID-19 continues to have a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted. COVID-19 also may have the effect of heightening many of the other risks described in the Risk Factors listed below.
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
Inflation can adversely affect us by increasing costs of materials and labor. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on demand for homes and the cost of debt financing. In a highly inflationary environment, depending on industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. For example, we have been experiencing increases in the prices of labor and materials across all of our communities, which may adversely affect our financial condition and results of operations.
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
Our projects are subject to various environmental and health and safety laws and regulations. These laws and regulations require us to obtain and maintain permits and approvals, undergo environmental review processes and implement environmental and health and safety programs and procedures to mitigate the physical impact our communities will have on the environment (such as traffic impacts, health and safety impacts, impacts on public services and impacts on endangered, threatened or other protected plants and species) and to control risks associated with the siting, development, construction and operation of our projects, all of which involve a significant investment of time and expense. The particular environmental requirements that apply to a project vary depending on, among other things, location, environmental conditions, current and former uses of a property, the presence or absence of certain wildlife or habitats, and nearby conditions. We expect that increasingly stringent environmental requirements will be imposed on developers in the future in light of growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment.
Transition risks posed by new government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts are emerging and may increase in the future. These future environmental requirements and restrictions could affect the timing or cost of our development and could increase our operating and compliance costs or require additional technology and capital investment, which could adversely affect our results of operations. In addition, future environmental requirements or restrictions could reduce the number of homesites or amount of commercial square feet we are able to develop, increase our financial commitments to local or state agencies or organizations or otherwise reduce the profitability of the project. Failure to comply with these laws, regulations and permit requirements may result in delays, administrative, civil and criminal penalties, denial or revocation of permits or other authorizations, other liabilities and costs, the issuance of injunctions to limit or cease operations and the imposition of additional requirements for future compliance as a result of past failures.
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
Environmental laws and requirements typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under the laws related to such requirements has been interpreted to be joint and several, meaning a governmental entity or third-party may seek recovery of the entire amount from us even if there are other responsible parties, unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances, or fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to sell, lease or otherwise use our property. While we currently have and may maintain insurance policies from time to time to mitigate some or all of these risks, insurance coverage for such claims may be limited or nonexistent. In addition, to the extent that we have indemnification rights against third parties relating to any such environmental liability or remediation costs, the indemnification may not fully cover such costs or we may not be able to collect the full amount of the indemnification from the third-party. Significant investigation and cleanup activities are contemplated over the next few years for certain of The San Francisco Shipyard parcels, which will delay transfer of such parcels to us for development.
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
Increasing scrutiny and evolving expectations from investors, regulators, and other stakeholders regarding our environmental, social and governance practices and reporting may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny related to corporate responsibility practices and reporting. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, board and workforce diversity, and human capital. It is possible that stakeholders may not be satisfied with our practices or the speed at which we implement new initiatives. New government regulations could also result in new or more stringent forms of oversight and could expand mandatory monitoring, reporting, diligence, and disclosure. Increased compliance costs could result in increases to our overall operational costs, and any failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and share price.
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
Risks Related to Our Organization and Structure
In order to be successful, we must attract, engage, retain and integrate key personnel and have adequate succession plans in place, and failure to do so could have an adverse effect on our business.
Our success depends to a significant degree upon our ability to attract, engage, retain and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled personnel, in particular with experience in identifying, acquiring, developing, financing and managing real estate assets, are critical to our future, and competition for experienced employees can be intense. Failure to successfully hire executives and other key employees or the loss of any executives or key employees could materially and adversely impact our business, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets.
Effective succession planning is also important to our long-term success. We have recently experienced numerous changes in our executive management team, including the appointments of Daniel Hedigan as our Chief Executive Officer in February 2022 and Stuart Miller as our Executive Chairman in 2021, the transition of Emile Haddad and Lynn Jochim to senior advisory roles, and the planned resignation of our Chief Financial Officer, Erik Higgins. Failure to ensure effective transfer of knowledge and smooth transitions involving executives and other key employees could hinder our strategic planning, execution and future performance. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business, financial condition and results of operations.
As a holding company, we are entirely dependent upon the operations of the operating company and its ability to make distributions to provide cash flow to us or to pay taxes and other expenses.
We are a holding company and our only investment is our interest in the operating company. The operating company conducts all of our operations and owns all of our assets. As a result, our cash flow depends upon the cash flow of the operating company and its ability to provide funds to us in the form of distributions, loans or otherwise. The distributions that we receive from the operating company are based on our ownership interest in it, which was 62.9%, as of December 31, 2021. The operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to the operating company’s partners, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of the operating company. Under the terms of the limited partnership agreement for the operating company, the operating company is obligated to make tax distributions to its partners, including us, subject to the restrictions described below. These tax distributions are generally made on a pro-rata basis. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the tax receivable agreement (“TRA”), which we expect could be significant.
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
As of December 31, 2021, Lennar owned Class A common shares and Class B common shares representing approximately 39% of our outstanding voting interests. One of our directors is the Executive Chairman of Lennar. Lennar is one of the nation’s largest homebuilders and has in the past purchased properties from us. In the future, we expect that we will sell additional properties to Lennar. Transactions between Lennar and us must be approved by our conflicts committee. Transactions between the Great Park Venture and Lennar must be approved by a majority of the members of the Great Park Venture (excluding us). Nonetheless, Lennar’s relationship with us could give it an advantage in bidding for properties that we own.
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
Holders of our Class A common shares and our Class B common shares vote together as a single class on all matters (including the election of directors) submitted to a vote of shareholders, with a share of each class entitling the holder to one vote. As of December 31, 2021, Lennar and Castlelake and their respective affiliates beneficially owned, in the aggregate, Class A common shares and Class B common shares representing approximately 39% and 17%, respectively, of the voting power of our outstanding common shares. As a result, if these shareholders act together (which they have not agreed to do), they and their affiliates are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third-party from acquiring control of us. These transactions may include those that other shareholders deem to be in their best interests and in which those other shareholders might otherwise receive a premium for their shares over their current prices.
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
Due to the various factors that will affect the amount and timing of the tax benefits we will receive, it is not possible to determine the exact amount of payments that will be made under the TRA. If the TRA had been terminated on December 31, 2021, we estimate that the termination payment would have been approximately $128.2 million, assuming no material changes to the relevant tax law, that the aggregate value of our properties is equal to the value implied by such per share price and that LIBOR is 0.59%. However, this is merely an estimate, and the actual payments made under the TRA in the event that it is terminated or otherwise could be significantly greater.
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
As of December 31, 2021, we had approximately $625.0 million of total indebtedness of our 7.875% senior notes due 2025 (the “senior notes”). We also had $124.7 million available to be borrowed under our revolving credit facility as of December 31, 2021. Our indebtedness could subject us to many risks that, if realized, would adversely affect us, including the following:
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
Risks Related to Ownership of Our Class A Common Shares
We are an “emerging growth company” and, as a result of the reduced disclosure requirements applicable to emerging growth companies, our Class A common shares may be less attractive to investors.
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
As of December 31, 2021, we had outstanding 70,107,552 Class A common shares. In addition, 79,257,314 Class A common shares are reserved for issuance upon exchange of Class A units of the operating company (including 37,870,273 Class A units of the operating company issuable upon exchange of Class A units of the San Francisco Venture) and conversion of our Class B common shares.
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
We have an effective shelf registration statement on Form S-3 under which we registered with the SEC the resale of Class A common shares held by certain of our existing shareholders and the Class A common shares that we may issue in exchange for Class A units of the operating company or Class A units of the San Francisco Venture. We are required to use our reasonable efforts to keep the Form S-3 registration statement (or a successor registration statement) effective until there are no longer any registrable securities other than Class A common shares that can be sold under Rule 144 without any limitation as to volume or manner of sale. In addition, 3,324,488 Class A common shares are available for future issuance under our incentive award plan as of December 31, 2021.
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
Our business operations and information technology systems, and the information technology systems we use that are provided or managed by third-party service providers, may be attacked by individuals or organizations intending to disrupt our business operations and information technology systems and those of our third-party service providers, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We rely on information technology systems to conduct important operational activities and to maintain our business and employee records and financial data. Disruption of those systems could adversely impact our ability to conduct development activities and to otherwise operate our business. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected.
In addition, we use our information technology systems to protect confidential or sensitive employee and company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release or loss of employee or other confidential or sensitive data could have a material adverse effect on our business. The California Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. If we fail, or are perceived to have failed, to properly respond to security breaches of our or third-party’s information technology systems or fail to properly respond to consumer requests under the CCPA, we could experience reputational damage, an increase in our costs and exposure to additional material legal claims and liability. As a result, our operations and financial results and our share price could be adversely affected.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our business strategy and performance may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition, results of operations and stock price.
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.     Properties
We lease and maintain our principal executive office located in Irvine, California. We also lease and maintain offices in Valencia, California and San Francisco, California near our mixed-use planned communities in those respective areas. We believe our present facilities are sufficient to support our operations.
We are developing new, vibrant and sustainable communities that, in addition to homesites, include commercial, retail, educational and recreational elements, as well as civic areas, parks and open spaces. We are the initial developer of our three communities that are designed to include approximately 40,000 residential homes and approximately 23 million square feet of commercial space over a period of more than 10 years. The properties we are developing at our mixed-use planned communities are held as inventory in the ordinary course of the planning and development process. Please review “Part I, Item 1. Business—Our Communities” for a description of each of our communities and our commercial venture.
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
Please refer to Note 13 of our consolidated financial statements included in Part II, Item 8 of this report, which is incorporated herein by reference, for descriptions of additional legal proceedings to which we are a party.
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
As of February 28, 2022, there were 52 and 8 holders of record of our Class A and Class B common shares, respectively.
Our board of directors may, from time to time, in its sole discretion, authorize our company to repurchase our outstanding shares. There were no repurchases of our shares during the year ended December 31, 2021.
Performance Graph
The following graph compares the cumulative total return of our Class A common shares with the S&P 500 and the S&P Homebuilders Select Industry Index from May 10, 2017 (the date our Class A common shares commenced trading on the NYSE) through December 31, 2021. The graph assumes $100 was invested at the market close on May 10, 2017 in our Class A common shares, the S&P 500 and the S&P Homebuilders Select Industry Index, and the reinvestment of all dividends.
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
During the year ended December 31, 2021, no redemption notices were received from Class A Unit Holders.
ITEM 6.     [Reserved]

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
Overview
Our Company
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of December 31, 2021, approximately 62.9% of the operating company. The operating company directly or indirectly owns equity interests in:
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
Changes to Board and Executive Positions
On February 9, 2022, Daniel Hedigan was appointed as our Chief Executive Officer. Mr. Hedigan is an industry veteran with over 40 years of experience in the residential real estate sector and extensive expertise in mixed-use planned communities. Preceding Mr. Hedigan’s appointment, and effective as of September 30, 2021, our founder, Emile Haddad, stepped down from his roles as Chairman, Chief Executive Officer and President and transitioned to a senior advisory role. Mr. Haddad remains a member of the Board of Directors, and as the company founder, the Board elected him as Chairman Emeritus. Concurrent with Mr. Haddad’s transition, the Board of Directors named Stuart Miller as Executive Chairman of the Board. In January 2022, Erik Higgins, our Chief Financial Officer, informed us of his plans to resign following the filing of this annual report, and the Board of Directors appointed our Vice President and Corporate Controller, Leo Kij, to serve as interim Chief Financial Officer upon Mr. Higgins’ resignation. In addition, in February 2022, Lynn Jochim transitioned from her position as President and Chief Operating Officer into an advisory role pursuant to a three-year advisory agreement.
Operational Highlights
In 2021, our Valencia and Great Park Neighborhood communities saw significant homebuyer demand which in turn led to strong land sale activity. At Valencia, we continued to invest in the development of infrastructure with a focus on completing utility improvements and community amenities in our initial neighborhoods. By the end of 2021, our guest builders had opened 14 of our initial 18 neighborhoods for home sales and had sold 346 homes since sales began in May 2021. Homes in our initial neighborhoods consist of a wide mix of attached and detached single family homes that are attracting first time buyers along with trade-up buyers. In the fourth quarter of 2021, homebuilders purchased 643 homesites from us on approximately 57 acres of land for an aggregate gross purchase price of $167.3 million.
At the Great Park Neighborhoods, in which we have a 37.5% percentage interest and manage all aspects of the development cycle, a robust demand for homes in our community drove home sales by builders to a total of 655 homes, an increase of approximately 11% over 589 homes sold in 2020. The high-quality schools and amenities at Great Park Neighborhoods and a strong local economy continue to attract homebuyers to our community. Additionally, a limited supply of new home inventory in Orange County has led to strong price appreciation among the single family attached and detached products available at the Great Park Neighborhoods. In 2021, the Great Park Venture closed the sale of 887 homesites on approximately 72 acres of land for an aggregate gross purchase price of $393.3 million. The Great Park Venture made distributions and related payments with proceeds from the land sales, of which we received approximately $98.3 million for both our ownership interests and incentive management fee compensation.
The initial term of our development management agreement with the Great Park Venture expired on December 31, 2021 but has been extended by mutual agreement of the parties through April 30, 2022. We are currently in discussions with the other members of the Great Park Venture regarding renewal of the agreement. While we currently expect the development management agreement to be renewed, we can provide no assurance as to the terms or timing of any such renewal, or that such renewal will be completed at all.
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
•Our San Francisco segment includes operating results for the Candlestick and The San Francisco Shipyard communities, as well as results attributable to the development management services that we previously provided to affiliates of Lennar Corporation (“Lennar”) in the San Francisco Bay Area. Our last remaining management agreement with Lennar was terminated in early 2020.
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
Results of Operations
The following tables and related discussions on the results of operations are for the fiscal years ended December 31, 2021 and 2020. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2020 for financial data and related comparative discussions on results of operations for the fiscal years ended December 31, 2020 and 2019.

The Company
The following table summarizes our consolidated historical results of operations for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(in thousands)
Statement of Operations Data
REVENUES:
Land sales	$139,500	$69,398
Land sales—related party	43,286	53,219
Management services—related party	39,081	28,132
Operating properties	2,527	2,870
Total revenues	224,394	153,619
COSTS AND EXPENSES:
Land sales	106,012	85,753
Management services	31,459	20,486
Operating properties	6,822	5,127
Selling, general, and administrative	77,118	83,504
Total costs and expenses	221,411	194,870
OTHER INCOME:
Interest income	94	1,369
Miscellaneous	3,720	356
Total other income	3,814	1,725
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	6,188	42,364
INCOME BEFORE INCOME TAX PROVISION	12,985	2,838
INCOME TAX BENEFIT (PROVISION)	325	(1,744)
NET INCOME	13,310	1,094
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,742	1,522
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$6,568	$(428)
Revenues. Revenues increased by $70.8 million, to $224.4 million for the year ended December 31, 2021, from $153.6 million for the year ended December 31, 2020. The increase in revenues was primarily due to more land sales at our Valencia segment in 2021 compared to 2020.
Cost of land sales. The cost of land sales increased by $20.3 million, to $106.0 million for the year ended December 31, 2021, from $85.8 million for the year ended December 31, 2020. The increase in cost of land sales was attributable to more land sales at our Valencia segment in 2021 compared to 2020.
Cost of management services. Cost of management services increased by $11.0 million, or 53.6%, to $31.5 million for the year ended December 31, 2021, from $20.5 million for the year ended December 31, 2020. The increase was primarily due to an increase in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $6.4 million, or 7.6%, to $77.1 million for the year ended December 31, 2021, from $83.5 million for the year ended December 31, 2020. The decrease was primarily attributable to a decrease in corporate employee related expenses, including share-based compensation, offset by an increase in selling and marketing costs at our Valencia segment.
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

Equity in earnings from unconsolidated entities decreased by $36.2 million, to $6.2 million for the year ended December 31, 2021, from $42.4 million for the year ended December 31, 2020. Equity in earnings for the year ended December 31, 2021 was primarily a result of recognizing our share of the net income of the Great Park Venture generated from land and home sales during the period. At the end of the first quarter of 2020, we recognized an other-than-temporary impairment of $26.9 million attributed to our investment in the Great Park Venture, which is included in equity in earnings from unconsolidated entities in our consolidated statement of operations for 2020. The impairment was primarily a result of expected delays in both the timing of land sales to builders and distributions to us causing a decline in the fair value of our investment in the Great Park Venture. In determining that the impairment was other-than-temporary, we concluded at the time that it was uncertain if a near term recovery of value that was lost as a result of delays to expected land sales from the impacts at the onset of the COVID-19 pandemic would occur. See Note 4 to our consolidated financial statements included under Part II, Item 8 of this report. Offsetting the impairment loss for the year ended December 31, 2020 was our share of the gains from the sale of three buildings and land by the Gateway Commercial Venture.
Income tax provision. All operations are carried on through our subsidiaries, the majority of which are pass-through entities that are generally not subject to federal or state income taxation, as all of the taxable income, gains, losses, deductions, and credits are passed through to the partners, including the partners of the operating company and the San Francisco Venture. We are responsible for income taxes on our allocable share of the operating company's income or gain. Pre-tax income of $13.0 million for the year ended December 31, 2021 resulted in a tax benefit of $0.3 million. The tax benefit was primarily the result of a $0.8 million state tax benefit from a change in estimates when we filed our tax return for the tax year ended December 31, 2020 during 2021, offset by an increase in our net deferred tax liability after changes in our valuation allowance. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at December 31, 2021 it was more likely than not that such net deferred tax assets would not be realized. Pre-tax income of $2.8 million for the year ended December 31, 2020 resulted in a tax provision of $1.7 million. The tax provision was primarily the result of a $2.9 million decrease to our net deferred tax asset offset by a $1.9 million decrease to our deferred tax asset valuation allowance. Additionally, we recognized approximately $0.8 million of current state tax provision as a result of California Assembly Bill 85, which suspended the use of net operating losses in tax years 2020 through 2021. Our effective tax rate, before changes in valuation allowance, for the year ended December 31, 2021 increased from the year ended December 31, 2020 due to an increase in executive compensation subject to limitations in 2021.
Net income attributable to noncontrolling interests. Until exchanged for our class A common shares or, at our election, cash, noncontrolling interests represent interests held by other partners in the operating company and other members of the San Francisco Venture. Net income attributable to the noncontrolling interests on the consolidated statement of operations represents the portion of earnings attributable to the interests in our subsidiaries held by the noncontrolling interests.

Segment Results and Financial Information
The following tables reconcile the results of operations of our segments to our consolidated results for the years ended December 31, 2021 and 2020 (in thousands).

	Year Ended December 31, 2021
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$139,500	$—	$346,758	$—	$486,258	$—	$486,258	$(346,758)	$139,500
Land sales—related party	43,286	—	62,797	—	106,083	—	106,083	(62,797)	43,286
Home sales	—	—	26,172	—	26,172	—	26,172	(26,172)	—
Management services—related party(2)	—	—	38,675	406	39,081	—	39,081	—	39,081
Operating properties	1,979	548	—	8,475	11,002	—	11,002	(8,475)	2,527
Total revenues	184,765	548	474,402	8,881	668,596	—	668,596	(444,202)	224,394
COSTS AND EXPENSES:
Land sales	106,012	—	301,247	—	407,259	—	407,259	(301,247)	106,012
Home sales	—	—	20,022	—	20,022	—	20,022	(20,022)	—
Management services(2)	—	—	31,459	—	31,459	—	31,459	—	31,459
Operating properties	6,822	—	—	1,889	8,711	—	8,711	(1,889)	6,822
Selling, general, and administrative	18,340	5,190	30,658	4,473	58,661	53,588	112,249	(35,131)	77,118
Management fees—related party	—	—	25,969	—	25,969	—	25,969	(25,969)	—
Total costs and expenses	131,174	5,190	409,355	6,362	552,081	53,588	605,669	(384,258)	221,411
OTHER INCOME (EXPENSE):
Interest income	—	—	496	—	496	94	590	(496)	94
Interest expense	—	—	—	(1,235)	(1,235)	—	(1,235)	1,235	—
Miscellaneous	1,672	1,070	—	—	2,742	978	3,720	—	3,720
Total other income (expense)	1,672	1,070	496	(1,235)	2,003	1,072	3,075	739	3,814
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(903)	—	(1,409)	—	(2,312)	—	(2,312)	8,500	6,188
SEGMENT PROFIT (LOSS)/INCOME BEFORE INCOME TAX BENEFIT	54,360	(3,572)	64,134	1,284	116,206	(52,516)	63,690	(50,705)	12,985
INCOME TAX BENEFIT	—	—	—	—	—	325	325	—	325
SEGMENT PROFIT (LOSS)/NET INCOME	$54,360	$(3,572)	$64,134	$1,284	$116,206	$(52,191)	$64,015	$(50,705)	$13,310
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

	Year Ended December 31, 2020
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$69,398	$—	$22,165	$—	$91,563	$—	$91,563	$(22,165)	$69,398
Land sales—related party	53,219	—	2,662	—	55,881	—	55,881	(2,662)	53,219
Management services—related party(2)	—	835	26,900	397	28,132	—	28,132	—	28,132
Operating properties	2,275	595	—	24,241	27,111	—	27,111	(24,241)	2,870
Total revenues	124,892	1,430	51,727	24,638	202,687	—	202,687	(49,068)	153,619
COSTS AND EXPENSES:
Land sales	85,753	—	15,304	—	101,057	—	101,057	(15,304)	85,753
Management services(2)	—	488	19,998	—	20,486	—	20,486	—	20,486
Operating properties	5,127	—	—	5,347	10,474	—	10,474	(5,347)	5,127
Selling, general, and administrative	11,629	11,297	35,823	9,978	68,727	60,578	129,305	(45,801)	83,504
Management fees—related party	—	—	4,378	—	4,378	—	4,378	(4,378)	—
Total costs and expenses	102,509	11,785	75,503	15,325	205,122	60,578	265,700	(70,830)	194,870
OTHER INCOME (EXPENSE):
Interest income	23	—	1,272	—	1,295	1,346	2,641	(1,272)	1,369
Interest expense	—	—	—	(8,857)	(8,857)	—	(8,857)	8,857	—
Loss on extinguishment of debt	—	—	—	(474)	(474)	—	(474)	474	—
Gain on asset sales, net	—	—	—	112,260	112,260	—	112,260	(112,260)	—
Miscellaneous	356	—	—	—	356	—	356	—	356
Total other income (expense)	379	—	1,272	102,929	104,580	1,346	105,926	(104,201)	1,725
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(1,569)	—	—	—	(1,569)	—	(1,569)	43,933	42,364
SEGMENT PROFIT (LOSS)/LOSS BEFORE INCOME TAX BENEFIT	21,193	(10,355)	(22,504)	112,242	100,576	(59,232)	41,344	(38,506)	2,838
INCOME TAX PROVISION	—	—	—	—	—	(1,744)	(1,744)	—	(1,744)
SEGMENT PROFIT (LOSS)/NET LOSS	$21,193	$(10,355)	$(22,504)	$112,242	$100,576	$(60,976)	$39,600	$(38,506)	$1,094
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
Valencia Segment (formerly Newhall)
Our Valencia property consists of approximately 15,000 acres in northern Los Angeles County and is designed to include approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. Valencia is the continuation of our community where already today approximately 20,000 households reside and approximately 60,000 people work. We began selling homesites in the first development area at Valencia in 2019, and as of December 31, 2021 we had sold 1,866 homesites for aggregate consideration of approximately $421.2 million.
Land sales and related party land sales revenues. Total land sales revenues increased by $60.2 million, or 49.1%, to $182.8 million for the year ended December 31, 2021, from $122.6 million for the year ended December 31, 2020. The increase in total land sales revenues was attributable to the recognition of revenue from the sale of land entitled for an aggregate of 643 homesites on approximately 57 acres during the year ended December 31, 2021 compared to the recognition of revenue from the sale of land entitled for an aggregate of 512 homesites on approximately 52 acres during the year ended December 31, 2020. The base purchase price was $167.3 million for the 2021 sales. We also recognized additional revenue of $5.1 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. The base purchase price was $118.7 million for the 2020 sales, and we also recognized additional revenue of $3.7 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. In 2021, we also recognized $10.0 million in land sale revenues associated with the receipt of $10.0 million in cash from a customer that acquired commercial property from us in 2011. The payment was contingent on the customer obtaining certain land use approvals for the property.
In 2021, 123 of the homesites sold were purchased by the Valencia Landbank Venture, in which we own a 10% equity interest, and in 2020, 210 of the homesites sold were purchased by the Valencia Landbank Venture. Revenues associated with these closings are reported as land sales—related party. When we sell land to the Valencia Landbank Venture, we eliminate our pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land is sold by the Valencia Landbank Venture to third-party homebuilders. Additionally, in 2021, 328 of the homesites were sold to an unaffiliated land banking entity whereby a related party retained the option to acquire the homesites in the future from the land bank entity.
Cost of land sales. Cost of land sales during the years ended December 31, 2021 and 2020 were $106.0 million and $85.8 million, or 58.0% and 69.9% of total land sale revenues and land sales—related party revenues, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project. In 2021, we exonerated development bonds attributed to accrued development obligations on previously sold property, and as a result we reversed approximately $10.6 million in accrued development obligations from these prior period land sales as reductions to the current period’s cost of sales.
Selling, general, and administrative. Selling, general, and administrative expenses increased by $6.7 million, or 57.7%, to $18.3 million for the year ended December 31, 2021, from $11.6 million for the year ended December 31, 2020. The increase was mainly attributable to an increase in community related selling and marketing expenses in preparation for and in support of builder model home openings at the first development area of Valencia that occurred in 2021.
Equity in loss from unconsolidated entity. During the years ended December 31, 2021 and 2020, we recognized equity in loss of $0.9 million and $1.6 million, respectively, from the Valencia Landbank Venture primarily as a result of eliminating our pro-rata share of the intra-entity profits generated from land sales to the Valencia Landbank Venture, offset by recognition of our pro-rata share of profits from land sold by the Valencia Landbank Venture to third-party homebuilders.
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
Our development at Candlestick and The San Francisco Shipyard is not subject to San Francisco’s Proposition M growth control measure, which imposes annual limitations on office development and is applicable to all other developers with projects in the city. This means the full amount of permitted commercial square footage at Candlestick and The San Francisco Shipyard can be constructed as we determine, including all at once, even though Proposition M may delay new office developments elsewhere in San Francisco. In 2018, our disposition and development agreement with the City of San Francisco was amended to increase the total amount of commercial use at Candlestick and The San Francisco Shipyard by over two million square feet and increases our total commercial space to approximately 6.3 million square feet.
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
Management services—related party revenues. The decrease in management services—related party revenues was due to the termination in early 2020 of our management agreement with Lennar with respect to the Concord community. In addition, in 2021, we amended certain other related party agreements, which resulted in recognition of a miscellaneous other income—related party gain of $1.1 million during the year ended December 31, 2021.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $6.1 million, or 54.1%, to $5.2 million for the year ended December 31, 2021, from $11.3 million for the year ended December 31, 2020. The decrease was mainly attributable to a decrease in employee related expenses as a result of reallocations of human capital resources among our projects resulting in lower cost allocations to the San Francisco Venture.
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
The Great Park Venture sold the first homesites in April 2013 and, as of December 31, 2021, had sold 7,099 homesites (including 709 affordable homesites) and commercial land allowing for development of up to 2 million square feet of commercial (research and development) space for aggregate consideration of approximately $3.0 billion.
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions. The holders of percentage interests are entitled to all other distributions. During the year ended December 31, 2021, the Great Park Venture made aggregate distributions of $51.0 million to holders of legacy interests and $204.3 million to holders of percentage interests. The Company received $76.6 million for its 37.5% percentage interest. With the distributions to the holders of legacy interests, the Great Park Venture fully satisfied the $476.0 million priority distribution rights and reduced the remaining maximum participating legacy interest distribution rights to $82.7 million. The remaining $82.7 million legacy interest will be paid on a pro-rata basis, with approximately 10% of future distributions paid to the holders of legacy interests and approximately 90% of such distributions paid to the holders of the percentage interests, until such time as the remaining balance has been fully paid.
Land sales and related party land sales revenues. Land sales and related party land sales revenues increased by $384.7 million to $409.6 million for the year ended December 31, 2021, from $24.8 million for the year ended December 31, 2020. The increase was primarily attributable to the recognition of revenue from the sale of land entitled for an aggregate of 887 homesites on approximately 72 acres during the year ended December 31, 2021 compared to the recognition of revenue from the sale of land entitled for an aggregate of 35 homesites on approximately four acres during the same period in 2020. The base purchase price was $393.3 million for the 2021 sales. The Great Park Venture also recognized $9.1 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive. The base purchase price was $20.3 million for the 2020 sales. The Great Park Venture also recognized $0.5 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive for the 2020 sales. In 2021, 117 of the homesites sold were purchased by the Great Park Landbank Venture, in which the Great Park Venture owns a 10% equity interest. Revenues associated with these closings are reported as land sales—related party. When the Great Park Venture sells land to the Great Park Landbank Venture, it eliminates its pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land is sold by the Great Park Landbank Venture to third-party homebuilders. Additionally, in 2021, 572 of the homesites sold were sold to an unaffiliated land banking entity whereby a related party retained the option to acquire the homesites in the future from the land bank entity. During the years ended December 31, 2021 and 2020, revenues also included changes in estimates of variable consideration, including profit participation, from those amounts previously recorded by the Great

Park Venture. During the years ended December 31, 2021 and 2020, the Great Park Venture recognized $6.7 million and $3.6 million in profit participation revenue, respectively.
Cost of land sales. Cost of land sales during the years ended December 31, 2021 and 2020 were $301.2 million and $15.3 million, or 73.6% and 61.6% of total land sales revenues, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Home sale revenues. The Great Park Venture has a fee build agreement with an unrelated third-party (“Fee Builder”) that the Great Park Venture contracted to build and act as a sales agent for 38 homesites within the Great Park Neighborhoods. The Fee Builder initially incurs all costs to build, market and sell the residential homes, and the Great Park Venture reimburses the Fee Builder as construction progresses and pays the Fee Builder certain fees during the construction phase of the homes and when homes are sold to homebuyers. During the year ended December 31, 2021, the Great Park Venture closed the sales of 16 homes to homebuyers generating $26.2 million in home sale revenues. The remaining homes subject to the fee building agreement are expected to close in 2022.
Cost of home sales. Cost of home sales includes an allocation of land basis for each home sold in addition to home construction costs the Great Park Venture reimburses to the Fee Builder and fees paid to the Fee Builder for the services provided. During the year ended December 31, 2021, the Great Park Venture recognized $20.0 million in cost of home sales.
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
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture. Corporate and non-project team salaries and overhead incurred by us are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the consolidated statement of operations. During the year ended December 31, 2021, management services costs and expenses increased by $11.5 million, or 57.3%, to $31.5 million, from $20.0 million for the year ended December 31, 2020. The increase was primarily a result of changes in estimates in the utilization of the intangible asset. Intangible asset amortization expense was $20.3 million in 2021 compared to $8.6 million in 2020.
Selling, general, and administrative. Selling, general, and administrative expenses are comprised of the Great Park Venture’s marketing related costs, property maintenance expenses, project team and other administrative costs. Project team and certain other administrative costs that are reimbursed to the management company per the terms of the development management agreement are not eliminated for segment reporting. Selling, general, and administrative costs decreased by $5.2 million, or 14.4%, to $30.7 million for the year ended December 31, 2021, from $35.8 million for the year ended December 31, 2020. The lower expense during the year ended December 31, 2021 was mainly attributable to a decrease in community related selling and marketing expenses incurred at the Great Park Neighborhoods.
Management fees—related party. Management fees increased by $21.6 million, to $26.0 million for the year ended December 31, 2021, from $4.4 million for the year ended December 31, 2020. Management fees incurred by the Great Park Venture were comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid as a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to changes in estimates of the amount of incentive compensation probable of being paid. The Great Park Venture recognized expense of $19.1 million and a credit of $2.4 million for incentive compensation fees during the years ended December 31, 2021 and 2020, respectively.

The table below reconciles the Great Park segment results for the years ended December 31, 2021 and 2020 to the equity in earnings (loss) from our investment in the Great Park Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,
	2021	2020
	(in thousands)
Segment net income (loss) from operations	$64,134	$(22,504)
Less net income of management company attributed to the Great Park segment	7,216	6,902
Net income (loss) of Great Park Venture	56,918	(29,406)
The Company’s share of net income (loss) of the Great Park Venture	21,344	(11,027)
Basis difference amortization	(14,912)	(2,073)
Other-than-temporary investment impairment	—	(26,851)
Equity in earnings (loss) from Great Park Venture	$6,432	$(39,951)

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
The Five Point Gateway Campus is a commercial campus consisting of approximately 73 acres of land in the Great Park Neighborhoods acquired by the Gateway Commercial Venture in 2017. The Five Point Gateway Campus currently includes approximately one million square feet planned for research and development, medical and office space in four buildings. In 2020, the Gateway Commercial Venture sold three of the buildings and approximately 11 acres of land at the campus, generating $463.0 million in gross proceeds. Our corporate headquarters are located in the fourth building, which remains owned by the Gateway Commercial Venture. In addition to the fourth building, the Gateway Commercial Venture owns approximately 50 acres of commercial land with additional development rights at the campus.
Revenues. Revenues decreased by $15.8 million, or 64.0%, to $8.9 million for the year ended December 31, 2021, from $24.6 million for the year ended December 31, 2020. The decrease in revenues was mainly attributable to the Gateway Commercial Venture no longer receiving rental income attributed to the buildings that were sold in 2020.
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
Costs and expenses and interest expense. Costs and expenses decreased by $17.1 million, or 69.2%, to $7.6 million for the year ended December 31, 2021, from $24.7 million for the year ended December 31, 2020. As a result of the Gateway Commercial Venture’s asset dispositions and related debt repayments in 2020, cost and expenses, including interest, depreciation, and amortization expenses, were lower for the year ended December 31, 2021.

The table below reconciles the Commercial segment results for the years ended December 31, 2021 and 2020 to the equity in earnings from our investment in the Gateway Commercial Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,
	2021	2020
	(in thousands)
Segment net income from operations	$1,284	$112,242
Less net income of management company attributed to the Commercial segment	406	397
Net income of Gateway Commercial Venture	878	111,845
Equity in earnings from Gateway Commercial Venture	$659	$83,884
Liquidity and Capital Resources
At December 31, 2021, we had $265.5 million of consolidated cash and cash equivalents, compared to $298.1 million at December 31, 2020. As of December 31, 2021, no funds had been drawn on the operating company’s $125.0 million revolving credit facility. However, letters of credit of $0.3 million were issued and outstanding under the revolving credit facility as of December 31, 2021, thus reducing the available capacity to $124.7 million. In April 2021, we entered into the third amendment to our unsecured revolving credit facility, which extended the maturity date of the revolving credit facility from April 2022 to April 2024, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions, including the approval of the administrative agent and lenders.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. In 2022, we will make interest payments of $49.2 million on our $625.0 million senior notes due 2025, and we expect to make $56.3 million in principal payments under our related party reimbursement obligation. Reimbursement payments may be deferred when our related party receives an extension on the maturity date of the associated EB-5 loan liability. Our related party has a history of receiving maturity date extensions, however, such further extensions are not within our control.
The development stages of our communities continue to require significant cash outlays on both a short-term and long-term basis, and we expect to invest significant amounts on continued horizontal development at Valencia over the next 12 months. We manage our development activities and expenditures to coincide with projected demand for homesites by our guest builders with the objective of maintaining an appropriate level of liquidity. We expect to meet our cash requirements for at least the next 12 months with available cash, in addition to proceeds from land sales in Valencia, distributions from our unconsolidated entities and collection of management fees under our management agreement with the Great Park Venture. The initial term of our development management agreement has been extended by mutual agreement of the parties through April 30, 2022. While we currently expect the development management agreement to be renewed, if we are unable to reach agreement on a renewal, or if the terms of any such renewal are less favorable to the company, our short-term cash flows may be negatively impacted. We still expect, however, to be able to meet both short-term and long-term cash obligations with our other sources of cash.
Our long-term cash needs relate primarily to future horizontal development expenditures and investments in or vertical construction costs for properties that we may acquire or develop for our income-producing portfolio, along with debt service and general and administrative expenses. We budget our cash development costs on an annual basis. Budgeted amounts are subject to change due to delays or accelerations in construction or regulatory approvals, changes in inflation rates and other increases (or decreases) in costs. We may also modify our development plans or change the sequencing of our communities in response to changing economic conditions, consumer preferences and other factors, which could have a material impact on the timing and amount of our development costs. Budgeted amounts are expected to be funded through a combination of available cash, cash flows from our communities and reimbursements from public financing, including community facilities districts, tax increment financing and local, state and federal grants. Cash flows from our communities may occur in uneven patterns as cash is primarily generated by land sales and reimbursements, which can occur at various points over the life cycle of our communities.
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
We are committed under various performance bonds and letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of the entitlement and development process.
We had outstanding performance bonds of $279.6 million as of December 31, 2021 predominantly related to our Valencia community.
At December 31, 2021, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Outstanding LOCs totaled $1.3 million at both December 31, 2021 and 2020. At both December 31, 2021 and 2020, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of December 31, 2021, we were using approximately $0.3 million in capacity under the revolving credit facility to support LOCs.
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
The following table aggregates certain of our material cash obligations and commitments as of December 31, 2021:

	Payment due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes payable	$625,000	$—	$—	$625,000	$—
Interest commitment on senior notes	196,876	49,219	98,438	49,219	—
Operating lease obligations	23,979	5,331	8,078	5,019	5,551
Water purchase agreement (1)	32,507	1,357	2,848	3,037	25,265
Related party reimbursement obligation (2)	73,178	58,271	2,094	12,813	—
Total	$951,540	$114,178	$111,458	$695,088	$30,816
(1)We are subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for our exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term.
(2)Prior to our acquisition of the San Francisco Venture, certain subsidiaries of the San Francisco Venture entered into EB-5 loan agreements with lenders that are authorized by the United States Citizenship and Immigration Services to raise capital from foreign nationals who seek to obtain permanent residency in the United States. Prior to our acquisition, related parties assumed the EB-5 loan liabilities, and the San Francisco Venture entered into reimbursement agreements pursuant to which it agreed to reimburse the related parties for a portion of the EB-5 loan liabilities and related interest. The amounts set forth in the above table include interest based on the weighted average interest rate of 4.5%. Reimbursement payments may be deferred when the related parties receive an extension on the maturity date of the associated EB-5 loan liability.
The above table does not present accounts payable and other development liabilities incurred in the normal course of business.

Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2021	2020
Operating activities	$(81,420)	$(78,499)
Investing activities	75,315	52,940
Financing activities	(26,577)	(23,541)
Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales, management services and operating property results. Cash outflows are comprised primarily of cash outlays for horizontal development costs, employee compensation, and selling, general, and administrative costs. Our operating cash flows may vary significantly each year due to the timing of land sales and the development efforts related to our mixed-use planned communities.
Net cash used in operating activities increased by $2.9 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and selling, general, and administrative costs.
During the years ended December 31, 2021 and 2020, we received $167.0 million and $118.5 million, respectively, in net proceeds upon closing escrow from land sales at our Valencia segment. During the year ended December 31, 2021, we received incentive compensation payments of $20.7 million under our development management agreement with the Great Park Venture. The payment is net of $0.6 million that we concurrently distributed to the holders of the management company's class B units. Additionally, we received $10.0 million in contingent consideration associated with a commercial land sale that closed in 2011. During the year ended December 31, 2020, we received total distributions of $136.5 million from the Gateway Commercial Venture, of which $79.0 million is reflected as a return on our investment (operating activity) in the statement of cash flows with the balance reflected as an investing activity. We made total interest payments of $49.2 million on our senior notes in each of the years ended December 31, 2021 and 2020.
Cash Flows from Investing Activities. Net cash provided by investing activities was $75.3 million for the year ended December 31, 2021, compared to the net cash provided by investing activities of $52.9 million for the year ended December 31, 2020.
During the year ended December 31, 2021, we received a distribution of $76.6 million from the Great Park Venture, which is reflected as a return of our investment (investing activity) in the statement of cash flows. Additionally, we received a distribution of $1.0 million from our indirect legacy interest in the Great Park Venture. For the year ended December 31, 2020, we received total distributions of $136.5 million from the Gateway Commercial Venture, of which $57.5 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity.
Cash Flows from Financing Activities. Net cash used in financing activities was $26.6 million for the year ended December 31, 2021, compared to net cash used in financing activities of $23.5 million for the year ended December 31, 2020.
During the years ended December 31, 2021 and 2020, we made tax distributions of $4.4 million (net of amounts distributable to us as a partner of the operating company) and $4.6 million, respectively, to noncontrolling interests in accordance with the operating company's Limited Partnership Agreement (“LPA”). The tax distribution is treated as an advance distribution under the LPA. We also made payments of $19.4 million and $13.5 million to reduce our related party reimbursement obligation during the years ended December 31, 2021 and 2020, respectively. We used $2.0 million and $5.5 million during the years ended December 31, 2021 and 2020, respectively, to net settle certain share-based compensation awards with employees for tax withholding purposes.
Changes in Capital Structure
During the year ended December 31, 2021, our ownership percentage in the operating company increased to 62.9%, primarily due to our issuance of shared-based compensation in the form of 1.4 million restricted Class A common shares offset by our reacquisition of approximately 0.3 million restricted Class A common shares from employees for income tax withholding purposes. The issuances and settlements resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture, which are redeemable on a one-for-one basis for Class A units of the operating company, at December 31, 2021 and 2020 held by us and those held by noncontrolling interest members.

	2021	2020
Class A units of the operating company:
Held by us	70,107,552	69,051,284
Held by noncontrolling interest members	41,363,271	41,363,271
	111,470,823	110,414,555
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	149,341,096	148,284,828
At December 31, 2021, we had 79,233,544 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed for our Class A common shares or cash, at our election.
Related Party Revenues
In the ordinary course of our business, we have sold and expect to continue to sell homesites to Lennar, which is our largest equity owner, or its affiliates, subsidiaries or joint ventures in which it is a member. We did not sell homesites directly to Lennar during the years ended December 31, 2021, 2020, and 2019 but did recognize revenues related to certain fees or profit participation associated with homes sold by Lennar to homebuyers at Valencia. During the years ended December 31, 2021 and 2019, we sold homesites to an unaffiliated land banking entity and recognized $76.5 million and $139.9 million of such revenue, respectively. Lennar has retained the option to acquire these homesites in the future from the unaffiliated land banking entity. During the years ended December 31, 2021 and 2020, we sold homesites to the Valencia Landbank Venture, our equity method investee, and recognized $43.2 million and $53.2 million of such revenue, respectively. We also provide management services to the Great Park Venture pursuant to a development management agreement. In addition to our 37.5% percentage interest in the Great Park Venture, Lennar owns a 25% legacy interest in the Great Park Venture. Lennar, along with an affiliate of Castlelake, also owns interests in an entity that owns a 12.5% legacy interest in the Great Park Venture. For the years ended December 31, 2021 and 2020, we recognized $38.7 million and $26.9 million, respectively, of revenue from management services provided to the Great Park Venture. Other than the Valencia Landbank Venture and the Great Park Venture, no related party customer accounted for more than 10% of our revenue during the years ended December 31, 2021 and 2020.
In addition to the related party revenues, during the year ended December 31, 2021, we also sold homesites to two third-party home builders and recognized $30.3 million and $22.5 million of revenue, respectively, which separately accounted for more than 10% of total consolidated revenues. During the year ended December 31, 2020, we sold homesites to a third-party home builder and recognized $59.1 million of revenue, which accounted for more than 10% of total consolidated revenues. Other than the third-party home builders and the unaffiliated land bank entity, no third-party customer accounted for more than 10% of our revenue during the years ended December 31, 2021 and 2020.
Critical Accounting Estimates
Critical accounting estimates are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting estimates are discussed below. For a summary of our significant accounting policies, see Note 2 to the notes to the consolidated financial statements in Item 8, Part II of this report.
Cost of Land Sales
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
We believe that the accounting estimates related to cost of land sales are critical accounting estimates because of the use of projected cash flows in the estimate. Cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development obligations and the cost of completing development, general and administrative costs, and other factors. In determining these estimates and assumptions, we utilize historical trends from our past development projects, in addition to internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics and unemployment rates. Using all available information, we calculate our best estimate of projected cash flows for each asset. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change as market and economic conditions change.
Incentive Management Agreement Fees
Revenues from management services are recognized as the customer consumes the benefits of the performance obligation over time. The transaction price pertaining to our management agreement with the Great Park Venture is comprised of fixed and variable components, including incentive compensation fee provisions that are contingent on the performance of the Great Park Venture. In making estimates of incentive compensation we expect to be entitled to receive in exchange for providing management services, we make significant assumptions and judgments in evaluating the factors that may determine the amount of consideration we will ultimately receive. In doing so, we typically utilize cash flow projections for the community. We believe that the accounting estimate related to incentive management fees is a critical accounting estimate because when changes in our estimates and assumptions occur, our estimate of the amount of incentive compensation we expect to be entitled to receive may change, resulting in a cumulative adjustment being recorded in the period of the change that may be material.
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
We believe that the accounting related to investments in unconsolidated entities is a critical accounting estimate because our impairment evaluation uses significant estimates in determining the fair value of our investments, including projected cash flows and the selected discount rate. Changes in these estimates can have a significant impact on the assessment of fair value, which could result in material impairment losses.
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
As of December 31, 2021, we had outstanding consolidated indebtedness of $619.1 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Point Holdings, LLC and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and schedule III—real estate and accumulated depreciation (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 11, 2022

We have served as the Company’s auditor since 2009.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31,
	2021	2020
ASSETS
INVENTORIES	$2,096,824	$1,990,859
INVESTMENT IN UNCONSOLIDATED ENTITIES	374,553	442,850
PROPERTIES AND EQUIPMENT, NET	31,466	32,769
INTANGIBLE ASSET, NET—RELATED PARTY	51,405	71,747
CASH AND CASH EQUIVALENTS	265,462	298,144
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,330	1,330
RELATED PARTY ASSETS	101,818	103,681
OTHER ASSETS	20,052	20,605
TOTAL	$2,942,910	$2,961,985

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$619,116	$617,581
Accounts payable and other liabilities	115,374	135,331
Related party liabilities	95,918	113,149
Deferred income tax liability, net	12,998	12,578
Payable pursuant to tax receivable agreement	174,126	173,248
Total liabilities	1,017,532	1,051,887

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2021—70,107,552 shares; 2020—69,051,284 shares
Class B common shares; No par value; Issued and outstanding: 2021—79,233,544 shares; 2020—79,233,544 shares
Contributed capital	587,587	578,278
Retained earnings	48,789	42,221
Accumulated other comprehensive loss	(1,952)	(2,833)
Total members’ capital	634,424	617,666
Noncontrolling interests	1,265,954	1,267,432
Total capital	1,900,378	1,885,098
TOTAL	$2,942,910	$2,961,985

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUES:
Land sales	$139,500	$69,398	$140,020
Land sales—related party	43,286	53,219	923
Management services—related party	39,081	28,132	39,580
Operating properties	2,527	2,870	3,857
Total revenues	224,394	153,619	184,380
COSTS AND EXPENSES:
Land sales	106,012	85,753	97,113
Management services	31,459	20,486	28,492
Operating properties	6,822	5,127	5,565
Selling, general, and administrative	77,118	83,504	103,586
Total costs and expenses	221,411	194,870	234,756
OTHER INCOME:
Interest income	94	1,369	7,844
Gain on settlement of contingent consideration—related party	—	—	64,870
Miscellaneous	3,720	356	48
Total other income	3,814	1,725	72,762
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	6,188	42,364	2,327
INCOME BEFORE INCOME TAX PROVISION	12,985	2,838	24,713
INCOME TAX BENEFIT (PROVISION)	325	(1,744)	(2,445)
NET INCOME	13,310	1,094	22,268
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,742	1,522	13,235
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$6,568	$(428)	$9,033

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$0.09	$(0.01)	$0.13
Diluted	$0.09	$(0.01)	$0.13
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	67,394,794	66,722,187	66,261,968
Diluted	143,491,204	69,000,096	145,491,898
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$0.00	$(0.00)	$0.00
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,233,544	79,221,176
See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
NET INCOME	$13,310	$1,094	$22,268
OTHER COMPREHENSIVE INCOME (LOSS):
Net actuarial gain (loss) on defined benefit pension plan	1,067	(332)	917
Reclassification of actuarial loss on defined benefit pension plan included in net income	359	97	143
Other comprehensive income (loss) before taxes	1,426	(235)	1,060
INCOME TAX (PROVISION) BENEFIT RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	—	—	—
OTHER COMPREHENSIVE INCOME (LOSS)—Net of tax	1,426	(235)	1,060
COMPREHENSIVE INCOME	14,736	859	23,328
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,271	1,434	13,633
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$7,465	$(575)	$9,695

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - January 1, 2019	66,810,980	78,838,736	$556,521	$33,811	$(3,306)	$587,026	$1,261,491	$1,848,517
Net income	—	—	—	9,033	—	9,033	13,235	22,268
Share-based compensation expense	—	—	13,631	—	—	13,631	—	13,631
Reacquisition of share-based compensation awards for tax-withholding purposes	(296,392)	—	(4,099)	—	—	(4,099)	—	(4,099)
Settlement of restricted share units for Class A common shares	337,799	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	1,894,168	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0-actuarial gain on pension plan	—	—	—	—	662	662	398	1,060
Contribution from noncontrolling interest and related sale of Class B common shares	—	436,498	3	—	—	3	5,544	5,547
Redemption of noncontrolling interests	41,702	(41,690)	460	—	(2)	458	(458)	—
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(3,124)	—	—	(3,124)	—	(3,124)
Adjustment of noncontrolling interest in the Operating Company	—	—	8,140	—	(36)	8,104	(8,104)	—
BALANCE - December 31, 2019	68,788,257	79,233,544	$571,532	$42,844	$(2,682)	$611,694	$1,272,106	$1,883,800
Adoption of new accounting standards at unconsolidated entities	—	—	—	(195)	—	(195)	(224)	(419)
Net (loss) income	—	—	—	(428)	—	(428)	1,522	1,094
Share-based compensation expense	—	—	11,562	—	—	11,562	—	11,562
Reacquisition of share-based compensation awards for tax-withholding purposes	(436,675)	—	(5,521)	—	—	(5,521)	—	(5,521)
Settlement of restricted share units for Class A common shares	335,078	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	364,624	—	—	—	—	—	—	—
Other comprehensive loss—net of tax of $0-actuarial loss on pension plan	—	—	—	—	(147)	(147)	(88)	(235)
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(4,568)	(4,568)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(615)	—	—	(615)	—	(615)
Adjustment of noncontrolling interest in the Operating Company	—	—	1,320	—	(4)	1,316	(1,316)	—
BALANCE - December 31, 2020	69,051,284	79,233,544	$578,278	$42,221	$(2,833)	$617,666	$1,267,432	$1,885,098
Net income	—	—	—	6,568	—	6,568	6,742	13,310
Share-based compensation expense	—	—	7,898	—	—	7,898	—	7,898
Reacquisition of share-based compensation awards for tax-withholding purposes	(324,905)	—	(2,047)	—	—	(2,047)	—	(2,047)
Issuance of share-based compensation awards, net of forfeitures	1,381,173	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0-actuarial gain on pension plan	—	—	—	—	897	897	529	1,426
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(4,429)	(4,429)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(878)	—	—	(878)	—	(878)
Adjustment of noncontrolling interest in the Operating Company	—	—	4,336	—	(16)	4,320	(4,320)	—
BALANCE - December 31, 2021	70,107,552	79,233,544	$587,587	$48,789	$(1,952)	$634,424	$1,265,954	$1,900,378

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,310	$1,094	$22,268
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings from unconsolidated entities	(6,188)	(42,364)	(2,327)
Return on investment from Gateway Commercial Venture	—	78,968	—
Deferred income taxes	420	950	2,445
Depreciation and amortization	25,988	14,142	20,633
Gain on settlement of contingent consideration—related party	—	—	(64,870)
Gain on distribution from indirect Legacy Interest in Great Park Venture—related party	(978)	—	—
Share-based compensation	7,898	11,562	13,631
Changes in operating assets and liabilities:
Inventories	(104,084)	(99,228)	(191,967)
Related party assets	(383)	(9,969)	(19,446)
Other assets	(1,271)	(69)	(3,924)
Accounts payable and other liabilities	(18,316)	(32,304)	(4,174)
Related party liabilities	2,184	(1,281)	(4,309)
Net cash used in operating activities	(81,420)	(78,499)	(232,040)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	76,623	—	—
Return of investment from Gateway Commercial Venture	—	57,532	1,987
Return of investment from Valencia Landbank Venture	1,582	—	—
Contribution to Valencia Landbank Venture	(3,756)	(4,166)	—
Distribution from indirect Legacy Interest in Great Park Venture—related party	1,020	1,721	—
Purchase of properties and equipment	(154)	(2,147)	(1,676)
Net cash provided by investing activities	75,315	52,940	311
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of Class B common share offering	—	—	3
Proceeds from senior notes offering	—	—	125,000
Senior notes pre-issuance accrued interest proceeds	—	—	1,941
Payment of pre-issuance accrued interest on senior notes	—	—	(1,941)
Principal payment on Macerich note	—	—	(65,130)
Reacquisition of share-based compensation awards for tax-withholding purposes	(2,047)	(5,521)	(4,099)
Payment of financing costs	(686)	—	(2,822)
Related party reimbursement obligation	(19,415)	(13,452)	(290)
Tax distribution to noncontrolling interest	(4,429)	(4,568)	—
Contribution from noncontrolling interest	—	—	5,544
Proceeds from issuance of redeemable noncontrolling interest	—	—	25,000
Net cash (used in) provided by financing activities	(26,577)	(23,541)	83,206
NET DECREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(32,682)	(49,100)	(148,523)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	299,474	348,574	497,097
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$266,792	$299,474	$348,574
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
Concentration of risk—As of December 31, 2021, the Company’s inventories and the Company’s unconsolidated entities’ inventories and properties are all located in California. The Company is subject to risks incidental to the ownership, development, and operation of commercial and residential real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, availability of land for development, changes in tax laws, interest rate levels, availability of financing, and potential liability under environmental and other laws.
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
Management Services—related party—Revenues from management services are recognized as the customer consumes the benefits of the performance obligation satisfied over time. The transaction price pertaining to management services revenue may be comprised of fixed and variable components. In some of its development management agreements, the Company receives compensation equal to the actual general and administrative costs incurred by the Company as it performs services. In these circumstances, the Company acts as the principal and recognizes management fee revenues on these reimbursements in the same period that these costs are incurred because the amount to which the Company has the right to invoice corresponds directly with the value consumed by the customer for the Company’s performance to date. The Company’s management agreements may also contain incentive compensation fee provisions contingent on the financial performance of a customer. In making estimates of incentive compensation the Company expects to be entitled to receive in exchange for providing management services, significant assumptions and judgments are made in evaluating the factors that may determine the amount of consideration the Company will ultimately receive. Cash flow projections of the project being developed are typically utilized in making such estimates. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general and administrative costs, the expected contract period, and other factors. The Company includes in the transaction price an estimate of incentive compensation only to the extent that a significant reversal of revenue is not probable. Incentive compensation revenue from management services is recognized evenly over the expected contract term, as the performance obligation is satisfied. When changes in estimates and assumptions occur, the estimate of the amount of incentive compensation the Company expects to be entitled to receive and constraints on the estimate may change, resulting in a cumulative catch-up being recorded in the period of the change. A contract asset is recognized when there is a timing difference between recognition of revenue upon satisfaction of performance obligations and revenues becoming billable.
Operating properties—Included in operating properties revenues in the consolidated statements of operations are revenues from the Company’s agriculture, energy and other miscellaneous operations. Agriculture crop and energy revenues are recognized at a point in time when control is transferred to the customer. Agriculture and other leasing revenue is recognized in accordance with applicable lease accounting guidance.
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
Investments in unconsolidated entities—For investments in entities that the Company does not control, but exercises significant influence, the Company uses the equity method of accounting. The Company’s judgment with regard to its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest, its representation in the entity’s governance, its ability to participate in policy-making decisions, and the rights of other investors to participate in the decision-making process to replace the Company as manager or to liquidate the entity. Investments accounted for under the equity method of accounting are recorded at cost and adjusted for the Company’s share in the earnings (losses) of the venture, impairments and cash contributions and distributions. Any difference between the carrying amount of the equity method investment on the Company’s balance sheet and the underlying equity in net assets on the entity’s balance sheet results in a basis difference which is adjusted as the related underlying assets are depreciated, amortized, or sold and the liabilities are settled. The Company’s interests in Heritage Fields LLC (the “Great Park Venture”), Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”) and FP-HS Lot Option Joint Venture - Valencia, LLC (the “Valencia Landbank Venture”) were accounted for using the equity method for all years presented in the accompanying consolidated financial statements.
The Company eliminates a portion of intra-entity profits resulting from land sales between the Company and its unconsolidated entities until the assets are sold to a third-party. Cumulative distributions from unconsolidated entities are treated as returns on investment to the extent of the Company's share of cumulative earnings from the investment and included in the Company's consolidated statements of cash flows as cash flow from operating activities. Cumulative distributions in excess of the Company's share of cumulative earnings are treated as returns of investment and included in the Company's consolidated statements of cash flows as cash flows from investing activities.
The Company evaluates the recoverability of its investment in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” the Company reduces the investment to its estimated fair value. During the year ended December 31, 2020, the Company recognized an other-than-temporary impairment charge of $26.9 million related to the Company’s investment in Great Park Venture (see Note 4). No other-than-temporary impairments were identified during the years ended December 31, 2021 or 2019.
Inventories—Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized direct and indirect inventory costs include land, land in which the Company has the rights to receive in accordance with a disposition and development agreement, horizontal development costs, real estate taxes, and interest related to financing development and construction. During the years ended December 31, 2021, 2020 and 2019, the Company incurred interest expense, including amortization of debt issuance costs, all of which was capitalized into inventories, of $54.5 million, $55.2 million and $49.7 million, respectively. Horizontal development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as public schools, utilities, roads, and bridges; and site costs, such as grading and amenities, to bring the land to a saleable state. Certain public infrastructure project costs incurred by the Company are eligible for reimbursement, typically, from the proceeds of Community Facilities District (“CFD”) bond debt, state and federal grants or property tax assessments. Costs that cannot be clearly associated with the acquisition, development, and construction of a real estate project and selling expenses are expensed as incurred. Selling and advertising costs were $9.3 million, $3.3 million and $1.7 million during the years ended December 31, 2021, 2020 and 2019, respectively.
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
Intangible Asset—The Company records intangible asset amortization expense over the expected contract period based on the pattern in which the Company expects to recognize the economic benefits from the intangible asset.
Receivables—The Company evaluates the carrying value of receivables, which includes receivables from related parties, at each reporting date to determine the need for an allowance of expected credit loss. At December 31, 2021 and 2020, there was no material allowance for credit loss.
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
The Company excludes the recognition of short-term leases on the balance sheet and lease payments for short term leases are recognized as an expense in the consolidated statements of operations on a straight-line basis over the lease term.
Fair value measurements—ASC Topic 820, Fair Value Measurement, emphasizes that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The following hierarchy classifies the inputs used to determine fair value into three levels:
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
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
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net periodic pension benefit	$290	$356	$35
Other	1,382	—	13
Other—related party	2,048	—	—
Total miscellaneous other income	$3,720	$356	$48
Recently adopted accounting pronouncements—Although there have been several new accounting pronouncements recently issued by the Financial Accounting Standards Board that the Company has adopted or will adopt, the Company does not believe any of these accounting pronouncements had or will have a material impact on the Company’s consolidated financial statements or disclosures.

3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 15) (in thousands):

	Year Ended December 31, 2021
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$182,786	$—	$—	$—	$182,786
Management services—related party	—	—	38,675	406	39,081
Operating properties	785	—	—	—	785
	183,571	—	38,675	406	222,652
Operating properties leasing revenues	1,194	548	—	—	1,742
	$184,765	$548	$38,675	$406	$224,394

	Year Ended December 31, 2020
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$122,617	$—	$—	$—	$122,617
Management services—related party	—	835	26,900	397	28,132
Operating properties	994	595	—	—	1,589
	123,611	1,430	26,900	397	152,338
Operating properties leasing revenues	1,281	—	—	—	1,281
	$124,892	$1,430	$26,900	$397	$153,619

	Year Ended December 31, 2019
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$140,058	$885	$—	$—	$140,943
Management services—related party	—	2,385	36,873	322	39,580
Operating properties	1,642	725	—	—	2,367
	141,700	3,995	36,873	322	182,890
Operating properties leasing revenues	1,490	—	—	—	1,490
	$143,190	$3,995	$36,873	$322	$184,380
(1) The tables above do not include revenues of the Great Park Venture and the Gateway Commercial Venture, which are included in the Company’s reporting segment totals (see Notes 4 and 15).
The Company, through Five Point Communities, LP (“FP LP”), and Five Point Communities Management, Inc., (“FP Inc.” and together with FP LP, the “Management Company”), has a development management agreement, as amended and restated (“A&R DMA”), with the Great Park Venture. The A&R DMA had an original term commencing on December 29, 2010 and ending on December 31, 2021 (the “Initial Term”). By mutual agreement, the Initial Term has been extended through April 30, 2022 while the terms of renewal are being discussed. In addition to a fixed base fee and variable cost reimbursements, the Initial Term of the A&R DMA included incentive compensation that becomes payable in connection with and as a percentage of distributions made to the members of the Great Park Venture, including distributions made in periods after the Initial Term. Consideration in the form of contingent incentive compensation from the A&R DMA was recognized as revenue and a contract asset as services were provided over the contract term. During the year ended December 31, 2021, the Great Park Venture made distributions to its members that resulted in the Company receiving incentive compensation payments of $21.3 million (see Note 9). Due to the contingencies associated with estimating the amount of incentive compensation that ultimately will become payable for services provided through the Initial Term, the Company has constrained, under the guidance of ASC Topic 606, its estimate of incentive compensation revenues such that the Company believes that a significant reversal of revenues is not probable of occurring. As the contingencies are resolved and incentive compensation payments are made in future periods, the Company may record adjustments to revenue to reflect changes in the Company’s estimate of incentive compensation expected to be received. Significant judgment is involved in management’s estimate of the amount of variable consideration included in the transaction price. In making this estimate, management utilizes projected cash flows of the operations of the Great Park Venture. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general, and administrative costs, the expected contract period, and other factors.
Contract balances are recorded on the consolidated balance sheet in either related party assets or other assets for receivables from customers and contract assets (unbilled receivables) depending on whether the customer is a related party. Similarly, contract liabilities (deferred revenue) are included in accounts payable and other liabilities or related party liabilities.
The opening and closing balances of the Company’s contract assets for the year ended December 31, 2021 were $85.1 million ($78.1 million related party, see Note 9) and $87.6 million ($79.1 million related party, see Note 9), respectively. The increase of $2.5 million between the opening and closing balances of the Company’s contract assets primarily resulted from a timing difference between when payments are made and the Company’s recognition of revenue earned for the performance of management services in the period. Offsetting the timing difference was a reduction of $21.3 million from the receipt of incentive compensation payments from the Great Park Venture.
The opening and closing balances of the Company’s contract assets for the year ended December 31, 2020 were $73.0 million ($68.1 million related party) and $85.1 million ($78.1 million related party, see Note 9), respectively. The increase of $12.1 million between the opening and closing balances of the Company’s contract assets primarily result from a timing difference between the Company’s recognition of revenue earned for the performance of management services and no contractual payments due from the customer during the period.
The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the years ended December 31, 2021 and 2020 were insignificant.
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
4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of interests—“Percentage Interests” and “Legacy Interests.” The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of December 31, 2021. Legacy Interest holders were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions.
During the year ended December 31, 2021, the Great Park Venture made aggregate distributions of $51.0 million to holders of Legacy Interests and $204.3 million to holders of Percentage Interests. The Company received $76.6 million for its 37.5% Percentage Interest. With the distributions to the holders of Legacy Interests during the year ended December 31, 2021, the Great Park Venture fully satisfied the $476.0 million priority distribution rights and reduced the remaining maximum participating Legacy Interest distribution rights to $82.7 million.
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
The carrying value of the Company’s investment in the Great Park Venture, acquired through a series of acquisitions in May 2016 (the “Formation Transactions”), is higher than the Company’s underlying share of equity in the carrying value of net assets of the Great Park Venture resulting in a basis difference. The Company’s earnings or losses from the equity method investment are adjusted by amortization and accretion of the basis differences as the assets (mainly inventory) and liabilities that gave rise to the basis difference are sold, settled or amortized.
During the year ended December 31, 2021, the Great Park Venture recognized $62.8 million in land sale revenues to related parties of the Company and $346.8 million in land sale revenues to third parties. Land sale revenues to third parties included $236.6 million in revenues from homesites sold to an unaffiliated land banking entity whereby a related party of the Company retained the option to acquire these homesites in the future from the land bank entity. Land sales to related parties included $57.4 million in sales to an entity in which the Great Park Venture holds a 10% interest (the “Great Park Landbank Venture”). The Great Park Landbank Venture is a land banking entity that was formed in June 2021. The Great Park Venture made an initial contribution of $4.6 million for its interest and accounts for the investment under the equity method of accounting. During the year ended December 31, 2020, the Great Park Venture recognized $2.7 million in land sale revenues to related parties of the Company and

$22.1 million in land sale revenues to third parties. During the year ended December 31, 2019, the Great Park Venture recognized $133.3 million in land sale revenues to a related party of the Company and $137.7 million in land sale revenues to third parties, of which $31.0 million relates to homesites sold to a land banking entity whereby a related party of the Company has retained the option to acquire these homesites in the future from the land banking entity.
The following table summarizes the statements of operations of the Great Park Venture for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Land sale and related party land sale revenues	$409,555	$24,827	$270,970
Home sale revenues	26,172	—	—
Cost of land sales	(301,247)	(15,304)	(179,836)
Cost of home sales	(20,022)	—	—
Other costs and expenses	(57,540)	(38,929)	(56,248)
Net income (loss) of Great Park Venture	$56,918	$(29,406)	$34,886
The Company’s share of net income (loss)	$21,344	$(11,027)	$13,082
Basis difference amortization	(14,912)	(2,073)	(6,900)
Other-than-temporary investment impairment	—	(26,851)	—
Equity in earnings (loss) from Great Park Venture	$6,432	$(39,951)	$6,182
The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Inventories	$687,235	$916,127
Cash and cash equivalents	140,004	128,850
Receivable and other assets	32,550	24,449
Total assets	$859,789	$1,069,426
Accounts payable and other liabilities	$128,677	$139,929
Redeemable Legacy Interests	82,719	133,695
Capital (Percentage Interest)	648,393	795,802
Total liabilities and capital	$859,789	$1,069,426
The Company’s share of capital in Great Park Venture	$243,147	$298,426
Unamortized basis difference	78,127	93,039
The Company’s investment in the Great Park Venture	$321,274	$391,465
At each reporting period, and when events and circumstances dictate, the Company evaluates its equity method investment in the Great Park Venture for impairment. This evaluation focuses on the recoverability of the carrying value based upon the discounted value of distributions the Company expects to receive from the Great Park Venture. This evaluation is performed at the investment level and is separate and apart from impairment evaluations on long-lived assets, such as the Company’s consolidated inventory balances, that focus on recoverability with undiscounted cash flows. The Company evaluates the investment as a whole and does not evaluate the underlying assets of the Great Park Venture for impairment. If the Great Park Venture records an impairment charge against its assets, the Company will recognize its share of the loss, adjusted for basis differences. During the years ended December 31, 2021, 2020 and 2019, the Great Park Venture did not recognize any impairment losses on its long-lived assets.
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
Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of December 31, 2021. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
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
The Company and a subsidiary of Lennar Corporation separately lease portions of the fourth building, which remains under the ownership of the Gateway Commercial Venture, and during the years ended December 31, 2021, 2020 and 2019, the Gateway Commercial Venture recognized $8.5 million, $8.4 million and $8.3 million, respectively, in rental revenues from those leasing arrangements.

The following table summarizes the statements of operations of the Gateway Commercial Venture for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Rental revenues	$8,475	$24,241	$34,157
Rental operating and other expenses	(2,424)	(6,387)	(7,304)
Depreciation and amortization	(3,938)	(9,412)	(15,101)
Gain on asset sales, net	—	112,260	—
Interest expense	(1,235)	(8,857)	(16,892)
Net income (loss) of Gateway Commercial Venture	$878	$111,845	$(5,140)
Equity in earnings (loss) from Gateway Commercial Venture	$659	$83,884	$(3,855)
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Real estate and related intangible assets, net	$86,601	$90,276
Other assets	17,765	14,446
Total assets	$104,366	$104,722
Notes payable, net	$29,369	$29,381
Other liabilities, net	9,067	10,290
Members’ capital	65,930	65,051
Total liabilities and capital	$104,366	$104,722
The Company’s investment in the Gateway Commercial Venture	$49,447	$48,788
The debt of the Gateway Commercial Venture is non-recourse to the Company other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
Valencia Landbank Venture
As of December 31, 2021, the Company owned a 10% interest in the Valencia Landbank Venture, an entity organized in December 2020 for the purpose of taking assignment from homebuilders of purchase and sale agreements for the purchase of residential lots within the Company’s Valencia community. The Valencia Landbank Venture concurrently enters into option and development agreements with homebuilders pursuant to which the homebuilders retain the option to purchase the land to construct and sell homes. The Company does not have a controlling financial interest in the Valencia Landbank Venture, however, the Company has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member, and therefore the Company accounts for its investment in the Valencia Landbank Venture using the equity method.
During the years ended December 31, 2021 and 2020, the Valencia Landbank Venture took assignment of certain purchase and sale agreements and purchased land from the Company for $42.0 million and $51.6 million, respectively, (see Note 9) while concurrently entering into option and development agreements with third-party homebuilders. When the Company sells land to the Valencia Landbank Venture, it eliminates its pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land is sold by the Valencia Landbank Venture to third-party homebuilders. At December 31, 2021 and 2020, the Company’s investment in the Valencia Landbank Venture was $3.8 million and $2.6 million, respectively. During the years ended December 31, 2021 and 2020, the Company recognized equity in loss of $0.9 million and $1.6 million from the Valencia Landbank Venture, respectively.
5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at December 31, 2021, the Holding Company and its wholly owned subsidiary owned approximately 62.9% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.1% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar Corporation (“Lennar”), affiliates of Castlelake, LP (“Castlelake”) and an entity controlled by Emile Haddad, the Company’s Chairman Emeritus of the Board of Directors and former Chief Executive Officer (the “Management Partner”).

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
During the years ended December 31, 2021, 2020 and 2019, the Holding Company increased its ownership interest in the Operating Company as a result of net equity transactions related to the Company’s share-based compensation plan and exchanges of Class A Common Units of the Operating Company for Class A common shares.
The terms of the Operating Company's Limited Partnership Agreement (“LPA”) provide for the payment of tax distributions to the Operating Company's partners in an amount equal to the estimated income tax liabilities resulting from taxable income or gain allocated to those parties. The tax distribution provisions in the LPA were included in the Operating Company's governing documents adopted prior to the Company’s initial public offering and were designed to provide funds necessary to pay tax liabilities for income that might be allocated, but not paid, to the partners.
Tax distributions to the partners of the Operating Company for the years ended December 31, 2021 and 2020, were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Management Partner	$2,932	$4,568
Other partners (excluding the Holding Company)	1,497	—
Total tax distributions	$4,429	$4,568
Generally, tax distributions are treated as advance distributions under the LPA and are taken into account when determining the amounts otherwise distributable under the LPA.
The San Francisco Venture
The San Francisco Venture, the entity developing the Candlestick and The San Francisco Shipyard communities, has three classes of units—Class A units, Class B units and Class C units. The Operating Company acquired a controlling interest in the San Francisco Venture in the May 2016 Formation Transactions by acquiring all of the outstanding Class B units of the San Francisco Venture. All of the outstanding Class A units are owned by Lennar and Castlelake. The Class A units of the San Francisco Venture are intended to be substantially economically equivalent to the Class A Common Units of the Operating Company. The Class A units of the San Francisco Venture represent noncontrolling interests to the Operating Company.
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
Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million new Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos communities facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At December 31, 2021 and 2020, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the consolidated balance sheets.
6.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the payable pursuant to tax receivable agreement (“TRA”). The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, FP LP and Five Point Land, LLC (“FPL”), the entity developing Valencia (formerly known as Newhall Ranch), all of which have also been determined to be VIEs.
The San Francisco Venture is a VIE as the other members of the venture, individually or as a group, are not able to exercise kick-out rights or substantive participating rights. The Company applied the variable interest model and determined that it is the primary beneficiary of the San Francisco Venture and, accordingly, the San Francisco Venture is consolidated in the Company’s results. In making that determination, the Company evaluated that the Operating Company has unilateral and unconditional power to make decisions in regards to the activities that significantly impact the economics of the VIE, which are the development of properties, marketing and sale of properties, acquisition of land and other real estate properties and obtaining land ownership or ground lease for the underlying properties to be developed. The Company is determined to have more-than-insignificant economic benefit from the San Francisco Venture because, excluding Class C units, the Operating Company can prevent or cause the San Francisco Venture from making distributions on its units, and the Operating Company would receive 99% of any such distributions made (assuming no distributions had been paid on the Class A Common Units of the Operating Company). In addition, the San Francisco Venture is only allowed to make a capital call on the Operating Company and not any other interest holders, which could be a significant financial risk to the Operating Company.
As of December 31, 2021, the San Francisco Venture had total combined assets of $1.3 billion, primarily comprised of $1.27 billion of inventories and $1.1 million in related party assets and total combined liabilities of $76.9 million, including $69.5 million in related party liabilities.
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
As of December 31, 2021, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $826.4 million of inventories, $51.4 million of intangibles, $82.0 million in related party assets and total combined liabilities of $94.0 million, including $85.6 million in accounts payable and other liabilities and $8.4 million in related party liabilities.
As of December 31, 2020, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $767.3 million of inventories, $71.7 million of intangibles, $80.0 million in related party assets and total combined liabilities of $108.9 million, including $99.9 million in accounts payable and other liabilities and $9.0 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the years ended December 31, 2021, 2020 and 2019, respectively, there were no VIEs that were deconsolidated.

7.     PROPERTIES AND EQUIPMENT, NET
Properties and equipment as of December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Agriculture operating properties and equipment	$30,125	$30,117
Furniture, fixtures, and other	10,933	10,890
Total properties and equipment	41,058	41,007
Accumulated depreciation	(9,592)	(8,238)
Properties and equipment, net	$31,466	$32,769
Depreciation expense was $1.2 million, $1.3 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
8.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture acquired in the Formation Transactions (see Note 9). The intangible asset will be amortized over the expected contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(78,300)	(57,958)
Net book value	$51,405	$71,747
Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $20.3 million, $8.6 million and $15.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense is included in the cost of management services in the accompanying consolidated statements of operations and is included in the Great Park segment.
9.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s consolidated balance sheets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Related Party Assets:
Contract assets (see Note 3)	$79,082	$78,055
Operating lease right-of-use asset (see Note 12)	18,715	20,919
Other	4,021	4,707
	$101,818	$103,681
Related Party Liabilities:
Reimbursement obligation	$69,536	$88,951
Payable to holders of Management Company’s Class B interests	8,365	9,000
Operating lease liability (see Note 12)	13,931	15,176
Other	4,086	22
	$95,918	$113,149
Development Management Agreement with the Great Park Venture (Incentive Compensation Contract Asset)
In 2010, the Great Park Venture, the Company’s equity method investee, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The initial term of the development management agreement with the Great Park Venture expired on December 31, 2021 but has been extended by mutual agreement of the parties through April 30, 2022 while the terms of a renewal are discussed. The compensation structure in place as per the A&R DMA’s Initial Term consists of a base fee and incentive compensation. The base fee consists of a fixed annual fee and a variable fee equal to general and administrative costs incurred by the Management Company on behalf of the Great Park Venture. Incentive compensation is characterized as “Legacy Incentive Compensation” and “Non-Legacy Incentive Compensation.” Legacy Incentive

Compensation consists of a maximum of $9.0 million of incentive compensation payments attributed to contingent payments made under a cash flow participation agreement to which the Great Park Venture is a party. Holders of the Management Company’s Class B interests are entitled to receive all distributions from the Management Company that are attributable to any Legacy Incentive Compensation received by the Management Company. Non-Legacy Incentive Compensation is 9% of distributions available to be made by the Great Park Venture to holders of Percentage Interests of the Great Park Venture (see Note 4). During the year ended December 31, 2021, the Great Park Venture made a Legacy Incentive Compensation payment to the Company of $0.6 million and a Non-Legacy Incentive Compensation payment of $20.7 million. Upon receiving the Legacy Incentive Compensation payment, the Company distributed the $0.6 million in proceeds to the holders of the Management Company's Class B interests.
For the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue from management services of $38.7 million, $26.9 million and $36.9 million, respectively, related to all management fees under the A&R DMA, and such revenues are included in management services—related party in the accompanying consolidated statements of operations and are included in the Great Park segment. At December 31, 2021 and 2020, included in contract assets in the table above is $74.3 million and $74.8 million, respectively, attributed to Legacy and Non-Legacy Incentive Compensation revenue recognized but not yet due (see Note 3). At December 31, 2021 and 2020, the Company had a receivable from the Great Park Venture of $2.9 million and $3.1 million, respectively, related to cost reimbursements under the A&R DMA. The receivable amounts are included in other related party assets in the table above.
Operating Lease Right-of-Use Asset and Operating Lease Liability
The Company leases corporate office space in the building owned by the Gateway Commercial Venture at the Five Point Gateway Campus (See note 12).
Indirect Legacy Interest in Great Park Venture
In 2018, the Company purchased an indirect interest in rights to certain Legacy Interests in the Great Park Venture through an equity method investment. At December 31, 2020, the carrying value of the purchased interests was $0.1 million and is included in other related party assets in the table above. During the year ended December 31, 2021, the Company received a cash distribution of $1.0 million which was in excess of the carrying value of the interests resulting in a miscellaneous other—related party gain of $978 thousand. After receiving the distribution, the Company’s indirect Legacy Interest had no carrying value and has no additional distribution rights in the Great Park Venture.
Reimbursement Obligation
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
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse CPHP or its subsidiaries for a portion of the EB-5 loan liabilities and related interest that were assumed by CPHP or its subsidiaries pursuant to the Separation Agreement. At December 31, 2021 and 2020, the balance of the reimbursement obligation to CPHP or its subsidiaries was $69.5 million and $89.0 million, respectively. Interest paid monthly totaled $3.4 million, $4.1 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. All of the incurred interest for the years ended December 31, 2021, 2020 and 2019 was capitalized into inventories. The weighted average interest rate as of December 31, 2021 was 4.5%.
Throughout 2021, the Company was notified by CPHP or its affiliates that certain reimbursements that were previously expected to be paid in 2021 had been deferred to subsequent years. These deferred amounts continue to incur interest at the original interest rate. Principal payments of $56.3 million, $0.6 million and $12.6 million are expected to be paid in 2022, 2023, and 2025, respectively, however, additional deferral notices may further extend the expected payment dates.

Employment Transition Agreement and Advisory Agreement with Emile Haddad
On August 23, 2021, the Company and the Company’s then Chairman, Chief Executive Officer and President, Emile Haddad, entered into an employment transition agreement and an advisory agreement pursuant to which, effective as of September 30, 2021 (the “Transition Date”), Mr. Haddad stepped down from his roles as Chairman, Chief Executive Officer and President and transitioned to a senior advisor to the Company. Mr. Haddad will remain a member of the Board of Directors, and as the Company’s founder, the Board elected him as Chairman Emeritus. Under the terms of the employment transition agreement, Mr. Haddad received his regular compensation through the Transition Date. The employment transition agreement also provides that Mr. Haddad will be paid a pro-rated 2021 annual cash bonus of $3.8 million for services he provided as an employee of the Company through September 30, 2021. The bonus was paid in early 2022. Additionally, Mr. Haddad was granted 396,825 restricted share awards that vest in three equal amounts on January 15, 2022, January 15, 2023 and January 15, 2024, subject to his continued service to the Company as a senior advisor. All compensation expense to Mr. Haddad for the year ended December 31, 2021 is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations. At December 31, 2021, included in other related party liabilities in the table above is the $3.8 million cash bonus due to Mr. Haddad.
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
Valencia Purchase and Sale Agreements
In 2021, the Company sold 123 homesites on approximately 13 acres to the Valencia Landbank Venture (see Note 4). Initial gross proceeds were $42.0 million, representing the base purchase price. The Company also recognized $1.2 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that the Company expects to be entitled to receive. In 2020, the Company sold 210 homesites on approximately 26 acres to the Valencia Landbank Venture. Initial gross proceeds were $51.6 million, representing the base purchase price. The Company also recognized $1.6 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that the Company expects to be entitled to receive. The Valencia Landbank Venture has entered into option and development agreements with homebuilders in which unaffiliated homebuilders will purchase lots from the Valencia Landbank Venture and construct and sell homes to the homebuying public.
In 2021, the Company entered into a purchase and sale agreement with an unaffiliated land banking entity for the sale of 328 homesites on approximately 26 acres. Initial gross proceeds were $74.0 million, representing the base purchase price, and the Company also recognized $2.5 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that the Company expects to be entitled to receive. A related party of the Company retained the option to acquire these homesites in the future from the unaffiliated land banking entity. In 2019, the Company entered into a purchase and sale agreement with an unaffiliated land banking entity for the sale of 711 homesites on approximately 59 acres. Initial gross proceeds were $135.2 million, representing the base purchase price, and the Company also recognized $4.7 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that the Company expects to be entitled to receive. A related party of the Company retained the option to acquire these homesites in the future from the unaffiliated land banking entity.
Gateway Commercial Venture Property Management Agreement
The Company has entered into a property management agreement with Gateway Commercial Venture in which the Company will provide certain property management services to the Five Point Gateway Campus. For the years ended December 31, 2021, 2020, and 2019, the Company recognized revenue from these management services of $0.4 million, $0.4 million and $0.3 million, respectively, which is included in management services—related party in the accompanying consolidated statements of operations.
San Francisco Bay Area Development Management Agreements
The Company previously entered into development management agreements with affiliates of Lennar and Castlelake in which the Company provided certain development management services to various real estate development projects located in the San Francisco Bay Area. For the years ended December 31, 2020 and 2019, the Company recognized revenue from these management services of $0.8 million and $2.4 million, respectively. Revenues related to management fees under the San Francisco Bay Area development management agreements are included in management services—related party in the accompanying consolidated statements of operations. As of December 31, 2020, all development management agreements had been terminated.

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
10.    NOTES PAYABLE, NET
At December 31, 2021 and 2020, notes payable consisted of the following (in thousands):

	2021	2020
7.875% Senior Notes due 2025	$625,000	$625,000
Unamortized debt issuance costs and discount	(5,884)	(7,419)
	$619,116	$617,581
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
Interest on the Senior Notes is payable on May 15 and November 15 of each year. Interest incurred, including amortization of debt issuance costs, on the Senior Notes during the years ended December 31, 2021, 2020 and 2019 totaled $50.8 million, $50.8 million, and $45.0 million, respectively. All interest incurred was capitalized to inventories for all three years.
The Senior Notes are guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Operating Company and are redeemable at the option of the Issuers, in whole or in part, at a declining call premium as set forth in the indenture governing the Senior Notes, plus accrued and unpaid interest.
Revolving Credit Facility
In April 2021, the Operating Company entered into the third amendment to its $125.0 million unsecured revolving credit facility which, among other things, (i) extended the maturity date of the revolving credit facility from April 2022 to April 2024, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders and (ii) amended the revolving credit facility to include customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate. Any borrowings under the revolving credit facility continue to bear interest at LIBOR plus a margin ranging from 1.75% to 2.00% based on the Company’s leverage ratio. The aggregate commitment remains at $125.0 million, with an accordion feature that allows the Operating Company to request to increase the maximum aggregate amount by up to $50.0 million to $175.0 million, subject to certain conditions, including receipt of commitments. As of December 31, 2021, no funds have been drawn on the revolving credit facility. However, letters of credit of $0.3 million were issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.7 million.
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
At December 31, 2021 and 2020, the Company’s consolidated balance sheets include liabilities of $174.1 million and $173.2 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) of the Code to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s direct or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record additional TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent changes to the amount of TRA liabilities recorded.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right, subject to certain conditions of the agreement, to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the years ended December 31, 2021, 2020 and 2019.
12.    LEASES
The Company’s lessee arrangements consist of agreements to lease certain office facilities and equipment and the Company’s lessor arrangements consist of leases of portions of land to third parties for agriculture or other miscellaneous uses. The Company’s agricultural land lease agreements are generally short-term in nature. As of December 31, 2021, all leasing arrangements are classified as operating leases and do not contain residual value guarantees or material restrictions.
The Company’s office leases have remaining lease terms of approximately two years to seven years and include one or more extension options to renew, some of which include options to extend the leases for up to ten years. The Company only includes renewal options in the lease term when it is reasonably certain that it will exercise such options.

The components of lease costs were as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Operating lease cost	$2,371	$2,146	$2,498
Related party operating lease cost	3,154	3,154	3,144
Short-term lease cost	501	551	527
Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 were as follows (in thousands, except lease term in years and discount rate):

	2021	2020
Operating lease right-of-use assets ($18,715 and $20,919 related party, respectively)	$23,779	$28,276
Operating lease liabilities ($13,931 and $15,176 related party, respectively)	$20,034	$23,831
Weighted average remaining lease term (operating lease)	5.5	6.2
Weighted average discount rate (operating lease)	6.0%	5.9%
Operating lease right-of-use assets are included in other assets or related party assets and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the consolidated balance sheets.
The table below reconciles the undiscounted cash flows to operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2021 (in thousands):

Years Ending December 31,	Rental Payments
2022	$5,331
2023	5,583
2024	2,495
2025	2,474
2026	2,545
Thereafter	5,551
Total lease payments	$23,979
Discount	$3,945
Total operating lease liabilities	$20,034
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
Valencia Project Approval Settlement
In September 2017, the Company reached a settlement with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Valencia’s regulatory approvals and permits. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of December 31, 2021, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $18.5 million with the final payment due in 2026.
Water Purchase Agreement
The Company is subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for the Company’s exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term. During the year ended December 31, 2021, the Company made payments totaling $1.3 million under the agreement. The annual minimum payments for years 2022 to 2026 are $1.4 million, $1.4 million, $1.4 million, $1.5 million and $1.5 million, respectively. At December 31, 2021, the aggregate of all annual minimum payments remaining under the initial term total $32.5 million.

Valencia Infrastructure Project
In January 2012, the Company entered into an agreement with Los Angeles County, in which the Company would finance up to a maximum of $45.8 million for the construction costs of an interchange project that Los Angeles County is managing. The interchange project is a critical infrastructure project that will benefit Valencia. As of December 31, 2021, the Company has made aggregate payments of $37.0 million and the interchange project was completed in 2019. At both December 31, 2021 and 2020, the Company had $8.9 million included in accounts payable and other liabilities in the accompanying consolidated balance sheets, representing unreimbursed construction costs payable to Los Angeles County.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $279.6 million and $229.6 million as of December 31, 2021 and 2020, respectively.
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
At both December 31, 2021 and 2020, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Letters of Credit
At both December 31, 2021 and 2020, the Company had outstanding letters of credit totaling $1.3 million. These letters of credit were issued to secure various development and financial obligations. At both December 31, 2021 and 2020, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under certain of the letters of credit agreements.
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
14.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$52,584	$53,325	$57,654

NONCASH INVESTING AND FINANCING ACTIVITIES:
Class A common shares issued for redemption of noncontrolling interests	$—	$—	$458
Purchase of properties and equipment in accounts payable and other liabilities	$—	$103	$381
Adjustment to liability recognized under TRA	$878	$615	$3,124
Supplemental cash flow information related to leases for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$5,021	$4,831	$6,306
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Cash and cash equivalents	$265,462	$298,144	$346,833
Restricted cash and certificates of deposit	1,330	1,330	1,741
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$266,792	$299,474	$348,574
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
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of December 31, 2021, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, sales of homes constructed and marketed under a fee build arrangement, and management services provided by the Company to the Great Park Venture.
• Commercial—includes the operations of the Gateway Commercial Venture, which owns an approximately 189,000 square foot office building at the Five Point Gateway Campus. The Five Point Gateway Campus is an office, medical and research and development campus located within the Great Park Neighborhoods and consists of four buildings and surrounding land. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture. The Gateway Commercial Venture also owns approximately 50 acres of the surrounding commercial land with additional development rights at the campus. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture. As of December 31, 2021, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture at the historical basis of the venture.

Segment operating results and reconciliations to the Company’s consolidated balances are as follows:

	For the year ended December 31, 2021
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture(1)	Removal of Gateway Commercial Venture(1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations(2)	Corporate and unallocated(3)	Total Consolidated
Revenues	$184,765	$548	$474,402	$8,881	$668,596	$(435,727)	$(8,475)	$—	$—	$—	$—	$224,394
Depreciation and amortization	82	114	21,604	3,938	25,738	(1,262)	(3,938)	—	—	—	1,028	21,566
Interest income	—	—	496	—	496	(496)	—	—	—	—	94	94
Interest expense	—	—	—	1,235	1,235	—	(1,235)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	54,360	(3,572)	64,134	1,284	116,206	(56,918)	(878)	6,432	659	—	(52,191)	13,310
Other significant items:
Segment assets	878,399	1,275,510	988,444	104,400	3,246,753	(859,789)	(104,366)	321,274	49,447	(2,500)	292,091	2,942,910
Inventory assets and real estate related assets, net	826,369	1,270,455	687,234	86,601	2,870,659	(687,234)	(86,601)	—	—	—	—	2,096,824
Expenditures for long-lived assets(4)	175,447	46,919	92,442	263	315,071	(92,442)	(263)	—	—	—	43	222,409

	For the year ended December 31, 2020
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture(1)	Removal of Gateway Commercial Venture(1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations(2)	Corporate and unallocated(3)	Total Consolidated
Revenues	$124,892	$1,430	$51,727	$24,638	$202,687	$(24,827)	$(24,241)	$—	$—	$—	$—	$153,619
Depreciation and amortization	123	247	8,603	9,412	18,385	—	(9,412)	—	—	—	915	9,888
Interest income	23	—	1,272	—	1,295	(1,272)	—	—	—	—	1,346	1,369
Interest expense	—	—	—	8,857	8,857	—	(8,857)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	21,193	(10,355)	(22,504)	112,242	100,576	29,406	(111,845)	(39,951)	83,884	—	(60,976)	1,094
Other significant items:
Segment assets	814,913	1,231,586	1,236,217	104,722	3,387,438	(1,069,426)	(104,722)	391,465	48,788	(22,121)	330,563	2,961,985
Inventory assets and real estate related assets, net	767,322	1,223,537	916,127	90,276	2,997,262	(916,127)	(90,276)	—	—	—	—	1,990,859
Expenditures for long-lived assets(4)	149,789	37,406	60,529	1,139	248,863	(60,529)	(1,139)	—	—	—	1,629	188,824

	For the year ended December 31, 2019
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture(1)	Removal of Gateway Commercial Venture(1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations(2)	Corporate and unallocated(3)	Total Consolidated
Revenues	$143,190	$3,995	$307,843	$34,479	$489,507	$(270,970)	$(34,157)	$—	$—	$—	$—	$184,380
Depreciation and amortization	286	215	15,567	15,100	31,168	—	(15,100)	—	—	—	740	16,808
Interest income	1	—	3,489	—	3,490	(3,489)	—	—	—	—	7,843	7,844
Interest expense	—	—	—	16,892	16,892	—	(16,892)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	25,780	49,890	44,369	(4,818)	115,221	(34,886)	5,140	6,182	(3,855)	—	(65,534)	22,268
Other significant items:
Segment assets	748,082	1,197,081	1,356,417	473,409	3,774,989	(1,196,258)	(473,398)	431,835	101,404	(8,310)	374,438	3,004,700
Inventory assets	703,587	1,186,174	870,861	451,988	3,212,610	(870,861)	(451,988)	—	—	—	—	1,889,761
Expenditures for long-lived assets(4)	241,410	49,421	(9,487)	2,924	284,268	9,487	(2,924)	—	—	—	1,808	292,639

(1) Represents the removal of the Great Park Venture and Gateway Commercial Venture operating results and balances which are included in the Great Park segment and Commercial segment operating results and balances at 100% of each venture’s historical basis, respectively, but are not included in the Company’s consolidated results and balances as the Company accounts for its investment in each venture using the equity method of accounting.
(2) Represents intersegment balances that eliminate in consolidation.
(3) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses and income taxes. Corporate and unallocated assets consist of cash and cash equivalents, receivables, ROU assets, prepaid expenses and deferred financing costs.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and include noncash project accruals and capitalized interest. For the year ended December 31, 2021, Valencia’s net expenditures include $4.5 million in inventory cost reimbursements received. For the years ended December 31, 2021 and 2020, San Francisco’s net expenditures include $0.7 million and $2.2 million, respectively, and Great Park Venture’s net expenditures include $52.1 million and $9.3 million, respectively, in inventory cost reimbursements received.
The Valencia Landbank Venture represented one of the Company’s major customers during the years ended December 31, 2021 and 2020, accounting for approximately $43.2 million, or 19%, and $53.2 million, or 35%, of total consolidated revenues, respectively. Two third-party home builders represented majors customer of the Company during the year ended December 31, 2021, accounting for approximately $30.3 million, or 14%, and $22.5 million, or 10%, of total consolidated revenues, respectively. A third-party home builder represented another major customer of the Company during the year ended December 31, 2020, accounting for approximately $59.1 million, or 38%, of total consolidated revenues. Revenues generated from these customers were from the sale of homesites in Valencia. An unaffiliated land banking entity that acquired homesites in Valencia in 2021 and 2019 represented one of the Company’s major customers during the years ended December 31, 2021 and 2019 and accounted for approximately $76.5 million, or 34%, and $139.9 million, or 76%, of total consolidated revenues, respectively. A related party of the Company retained the option to acquire these homesites in the future from the unaffiliated land banking entity. The Great Park Venture represented another of the Company’s major customers for the years ended December 31, 2021, 2020 and 2019, and accounted for approximately $38.7 million, or 17%, $26.9 million, or 18%, and $36.9 million, or 20%, of total consolidated revenues, respectively. These revenues represented management services revenues and were reported in the Great Park segment.
16.     SHARE-BASED COMPENSATION

The Company has an incentive award plan that provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the incentive award plan) and performance share awards. Employees and consultants of the Company and its subsidiaries and affiliates, as well as non-employee members of the Company’s Board of Directors, are eligible to receive awards under the incentive award plan. The incentive award plan authorized the issuance of up to 11,710,148 Class A common shares of the Holding Company. As of December 31, 2021, there were 3,324,488 remaining Class A common shares available for future issuance under the incentive award plan.
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
During the years ended December 31, 2021, 2020 and 2019, the Company reacquired vested RSUs and restricted share awards from employees for $2.0 million, $5.5 million and $4.1 million, respectively, for the purpose of settling tax withholding obligations. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.

The following table summarizes share-based equity compensation activity for the years ended December 31, 2021, 2020 and 2019:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	1,893	$15.27
Granted	1,899	$5.09
Forfeited	(4)	$14.83
Vested	(777)	$14.62
Nonvested at December 31, 2019	3,011	$9.02
Granted	677	$8.09
Forfeited	(313)	$6.93
Vested	(1,100)	$12.51
Nonvested at December 31, 2020	2,275	$7.35
Granted	1,425	$7.93
Forfeited	(44)	$3.00
Vested	(1,016)	$10.85
Nonvested at December 31, 2021	2,640	$6.38
On January 15, 2022, 644,734 restricted share awards with a service and market condition included in the table above were forfeited for no consideration as the threshold levels had not been attained. The shares had a grant date fair value of $1.47.
Share-based compensation expense was $7.9 million, $11.6 million and $13.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Approximately $9.2 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.6 years from December 31, 2021. The estimated fair value at vesting of share-based awards that vested during the years ended December 31, 2021, 2020 and 2019 was $6.5 million, $8.7 million, and $5.9 million, respectively.

17.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The Retirement Plan’s funded status and amounts recognized in the Company’s consolidated financial statements for the Retirement Plan as of and for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Change in benefit obligation:
Projected benefit obligation—beginning of year	$22,372	$22,017
Interest cost	512	656
Benefits paid	(2,029)	(2,089)
Actuarial (gain) loss	(242)	1,788
Projected benefit obligation—end of year	$20,613	$22,372
Change in plan assets:
Fair value of plan assets—beginning of year	$20,507	$19,683
Actual gain on plan assets	1,985	2,565
Employer contributions	—	347
Benefits paid	(2,029)	(2,088)
Fair value of plan assets—end of year	$20,463	$20,507
Funded status	$(150)	$(1,865)
Amounts recognized in the consolidated balance sheet—liability	$(150)	$(1,865)
Amounts recognized in accumulated other comprehensive loss—net actuarial loss	$(3,176)	$(4,602)
The accumulated benefit obligation for the Retirement Plan was $20.6 million and $22.4 million at December 31, 2021 and 2020, respectively.

The components of net periodic benefit and other amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019, are as follows (in thousands):

	2021	2020	2019
Net periodic benefit:
Interest cost	$512	$656	$828
Expected return on plan assets	(1,161)	(1,109)	(1,006)
Amortization of net actuarial loss	359	97	143
Net periodic benefit	(290)	(356)	(35)
Adjustment to accumulated other comprehensive loss:
Net actuarial (gain) loss	(1,067)	332	(917)
Amortization of net actuarial loss	(359)	(97)	(143)
Total adjustment to accumulated other comprehensive loss	(1,426)	235	(1,060)
Total recognized in net periodic benefit and accumulated other comprehensive loss	$(1,716)	$(121)	$(1,095)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2021 and 2020 were as follows:

	2021	2020
Discount rate	2.75%	2.35%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used to determine net periodic expense for the years ended December 31, 2021, 2020 and 2019, were as follows:

	2021	2020	2019
Discount rate	2.35%	3.15%	4.20%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	5.86%	5.96%	6.17%
To develop the long-term rate of return on assets assumption, the Company considered the current level of expected return on risk-free investments (primarily U.S. government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class.
Plan Assets—The Company’s investment policy and strategy for the Retirement Plan is to ensure the appropriate level of diversification and risk. The asset allocation targets were approximately 50% in equity investments (Standard & Poor’s Large Cap Index Funds, Small Cap Equity, Mid Cap Equity, and International Equity) and approximately 50% in fixed-income investments (U.S. bond funds and domestic fixed income). In accordance with the policy, the Retirement Plan assets are monitored and the investments may be rebalanced quarterly. The Retirement Plan’s assets consist of pooled or collective investment funds that have more than one investor. The Retirement Plan estimates the fair value of its interest in such funds at a net asset value (“NAV”) per unit reported by the trustee. The NAV per unit is the result of accumulated values of the underlying investments held by the fund, which are valued daily. NAV is utilized by the Company to determine fair value of the plan assets as a practical expedient as of the consolidated balance sheet date. Plan assets for which fair value is measured using NAV shall not be categorized within the fair value hierarchy. The Retirement Plan’s assets may be redeemed at the NAV per unit with no restrictions.

The Retirement Plan’s assets at fair value as of December 31, 2021 and 2020, are as follows (in thousands):

Asset Category	2021	2020
Pooled and/or collective funds:
Equity funds:
Large cap	$5,471	$5,767
Mid cap	2,346	2,555
Small cap	971	1,080
International	1,885	2,152
Fixed-income funds—U.S. bonds and short term	9,790	8,953
Total	$20,463	$20,507
The Company’s funding policy is to contribute amounts sufficient to meet minimum requirements but not more than the maximum tax-deductible amount. The Company does not expect to have a minimum required contribution in 2022 and expects future benefit payments to be paid as follows (in thousands):

2022	$1,575
2023	1,395
2024	2,516
2025	2,037
2026	2,613
2027-2031	6,398
$16,534
Employee Savings Plan—The Company has an employee savings plan under Section 401(k) of the Internal Revenue Code, which is available to all eligible associates. Certain associate contributions may be supplemented by the Company. The Company’s contributions were $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
The benefit (expense) for income taxes for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	2021	2020	2019
Current income tax benefit (expense):
Federal	$(17)	$(24)	$—
State	762	(770)	—
Total current income tax benefit (expense)	745	(794)	—
Deferred income tax (expense) benefit:
Federal	$(2,655)	$(379)	$(3,750)
State	(1,977)	530	(1,732)
Total deferred income tax (expense) benefit	(4,632)	151	(5,482)
Decrease (increase) in valuation allowance	4,243	(1,101)	3,062
Expiration of unused loss carryforwards	(31)	—	(25)
Benefit (expense) for income taxes	$325	$(1,744)	$(2,445)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences are as follows (in thousands):

	2021	2020
Deferred tax assets
Net operating loss carryforward	$140,817	$117,968
Tax receivable agreement	48,727	48,481
Other	1,255	1,715
Valuation allowance	(16,468)	(18,160)
Total deferred tax assets	174,331	150,004
Deferred tax liabilities-investments in subsidiaries	(187,329)	(162,582)
Deferred tax liability, net	$(12,998)	$(12,578)
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
At December 31, 2021, the Holding Company had federal tax effected net operating loss (“NOL”) carryforwards totaling $107.6 million, and state tax effected NOL carryforwards, net of federal income tax benefit, totaling $33.2 million. Federal NOLs incurred prior to 2018 and California NOLs may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. Federal NOLs incurred in 2018 and forward do not expire.
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
A reconciliation of the statutory rate and the effective tax rate for 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Statutory rate	21.00%	21.00%	21.00%
State income taxes-net of federal income tax benefit	6.98	6.98	6.98
Pass-through to noncontrolling interests	(14.55)	(15.00)	(14.98)
Executive compensation limitation and other permanent items	14.35	5.94	8.34
Deferred tax asset valuation allowance	(30.51)	42.54	(11.54)
Expiration of unused loss carryforwards	0.22	—	0.09
Effective rate	(2.51)%	61.46%	9.89%
At December 31, 2021 and 2020, the Holding Company did not have any gross unrecognized tax benefits, and did not require an accrual for interest or penalties.
The Holding Company files income tax returns in the U.S. federal jurisdiction and in the state of California. As a result of tax net operating losses incurred by the Holding Company for the years ended December 31, 2009 through December 31, 2020, the Holding Company is subject to U.S. federal, state, and local examinations by tax authorities for the years beginning 2009 through 2020. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.
19.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS AND DISCLOSURES
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both December 31, 2021 and 2020.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At December 31, 2021, the estimated fair value of notes payable, net was $655.6 million compared to a carrying value of $619.1 million. At December 31, 2020, the estimated fair value of notes payable, net was $663.9 million compared to a carrying value of $617.6 million. During the years ended December 31, 2021, 2020 and 2019, the Company had no assets that were measured at fair value on a nonrecurring basis, other than a valuation adjustment to the Company's investment in the Great Park Venture during 2020 (see Note 4).
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
No distributions to common shares were declared for the years ended December 31, 2021, 2020 and 2019.
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
The following table summarizes the basic and diluted earnings (loss) per share calculations for the years ended December 31, 2021, 2020 and 2019 (in thousands, except shares and per share amounts):

	2021	2020	2019
Numerator:
Net income (loss) attributable to the Company	$6,568	$(428)	$9,033
Adjustments to net income (loss) attributable to the Company	(176)	20	50
Net income (loss) attributable to common shareholders	$6,392	$(408)	$9,083
Numerator—basic common shares:
Net income (loss) attributable to common shareholders	$6,392	$(408)	$9,083
Less: net income allocated to participating securities	$164	$—	$390
Allocation of basic net income (loss) among common shareholders	$6,228	$(408)	$8,693
Numerator for basic net income (loss) available to Class A common shareholders	$6,226	$(408)	$8,690
Numerator for basic net income (loss) available to Class B common shareholders	$2	$—	$3
Numerator—diluted common shares:
Net income (loss) attributable to common shareholders	$6,392	$(408)	$9,083
Reallocation of income (loss) upon assumed exchange of dilutive potential securities	$6,645	$(16)	$9,501
Less: net income allocated to participating securities	$159	$—	$372
Allocation of diluted net income (loss) among common shareholders	$12,878	$(424)	$18,212
Numerator for diluted net income (loss) available to Class A common shareholders	$12,876	$(424)	$18,209
Numerator for diluted net income (loss) available to Class B common shareholders	$2	$—	$3
Denominator:
Basic weighted average Class A common shares outstanding	67,394,794	66,722,187	66,261,968
Diluted weighted average Class A common shares outstanding	143,491,204	69,000,096	145,491,898
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,233,544	79,221,176
Basic earnings (loss) per share:
Class A common shares	$0.09	$(0.01)	$0.13
Class B common shares	$0.00	$(0.00)	$0.00
Diluted earnings (loss) per share:
Class A common shares	$0.09	$(0.01)	$0.13
Class B common shares	$0.00	$(0.00)	$0.00

Anti-dilutive potential Performance RSUs	322,366	338,813	388,155
Anti-dilutive potential Restricted Shares (weighted average)	—	1,690,773	—
Anti-dilutive potential Performance Restricted Shares (weighted average)	—	695,154	—
Anti-dilutive potential Class A common shares from exchanges (weighted average)	3,160,904	76,120,180	—
21.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized net actuarial losses for the Retirement Plan that totaled $2.0 million and $2.8 million at December 31, 2021 and 2020, net of tax benefits of $0.5 million and $0.7 million, respectively. At December 31, 2021 and 2020, the Company held a full valuation allowance related to the accumulated tax benefits, respectively. Accumulated other comprehensive loss of $1.2 million and $1.8 million is included in noncontrolling interests at December 31, 2021 and 2020, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net income (loss) attributable to the Company related to amortization of net actuarial losses were approximately $225,000, $61,000 and $89,000, net of taxes, and are included in miscellaneous other income on the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Five Point Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 11, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 11, 2022

ITEM 9B.     Other Information
Not applicable.
ITEM 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2021 (the “Proxy Statement”). The information in the Proxy Statement relevant to this item is incorporated herein by reference.
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
The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	3,324,488

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
The information in the Proxy Statement relevant to this item is incorporated herein by reference.
ITEM 14.     Principal Accountant Fees and Services
The information in the Proxy Statement relevant to this item is incorporated herein by reference.

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules

(a)(1) The following consolidated financial statements are contained in Part II, Item 8 of this Report.

Financial Statements - Five Point Holdings, LLC	Page in this Report
Report of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board identification number 34)	40
Consolidated Balance Sheets as of December 31, 2021 and 2020	41
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019	42
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019	43
Consolidated Statements of Capital for the years ended December 31, 2021, 2020 and 2019	44
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	45
Notes to the Consolidated Financial Statements	46

(a)(2) The following financial statement schedules are included in this Report:

Financial Statement Schedule - Five Point Holdings, LLC
Schedule III—Real Estate and Accumulated Depreciation	84
Financial Statements - Heritage Fields LLC
Independent Auditor’s Report	85
Consolidated Balance Sheets as of December 31, 2021 and 2020	87
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019	88
Consolidated Statements of Capital for the years ended December 31, 2021, 2020 and 2019	89
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	90
Notes to the Consolidated Financial Statements	91

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable.

(a)(3) The following exhibits are filed with this Report or incorporated by reference:

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

10.11*
Five Point Holdings, LLC Senior Management Severance and Change in Control Plan (Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated herein by this reference)

10.12*
Employment Transition Agreement, dated as of August 23, 2021, by and among Emile Haddad, Five Point Operating Company, LP, Five Point Communities Management, Inc., and Five Point Holdings, LLC (Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is incorporated herein by this reference)

10.13*
Advisory Agreement, dated as of August 23, 2021, by and between Emile Haddad and Five Point Operating Company, LP (Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is incorporated herein by this reference)

10.14
Form of Indemnification Agreement by and between the Registrant and each of its Directors and Executive Officers (Exhibit 10.7 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.15
Second Amended and Restated Contribution and Sale Agreement, dated as of July 2, 2015, and amended and restated as of May 2, 2016, by and among the Registrant, Five Point Holdings, Inc., Newhall Intermediary Holding Company, LLC, Newhall Land Development, LLC, The Shipyard Communities, LLC, Heritage Fields LLC, Five Point Communities Management, Inc., Five Point Communities, LP and the other parties named therein (Exhibit 10.4 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.16
Transition Services Agreement, dated as of May 2, 2016, by and between the Registrant and Lennar (Exhibit 10.8 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.17
Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated June 3, 2010, by and between the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.9 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.18
First Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated December 19, 2012, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.10 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.19
Second Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated December 1, 2014, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.11 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.20
Third Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated as of August 10, 2018, by and between CP Development Co., LLC and the Successor Agency to the Redevelopment Agency of the City and County of San Francisco (Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2018 is incorporated herein by this reference).

10.21
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

10.27
Entitlement Transfer Agreement, dated as of December 6, 2016, by and between CPHP Development Co., LLC and The Shipyard Communities, LLC (Exhibit 10.28 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.28
Second Amended and Restated Development and Management Agreement, dated as of April 21, 2017, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LLC and Five Point Communities, LP (Exhibit 10.32 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.29
Termination of Development Management Agreement (Candlestick Point Mixed-Use Project) (Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated herein by this reference)

10.30
Indenture, dated as of November 22, 2017, among Five Point Operating Company, LP, Five Point Capital Corp., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2017 is incorporated herein by this reference).

10.31
First Supplemental Indenture, dated as of November 30, 2017, among Five Point Operating Company, LP, Five Point Capital Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.2 to the Current Report on Form 8-K filed on November 30, 2017 is incorporated herein by this reference).

10.32
Second Supplemental Indenture, dated as of July 26, 2019, among Five Point Operating Company, LP, Five Point Capital Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.3 to the Current Report on Form 8-K filed on July 26, 2019 is incorporated herein by this reference).

10.33
Credit Agreement, dated as of April 18, 2017, by and among Five Point Operating Company, LLC, ZB, N.A. dba California Bank & Trust and the lenders party thereto (Exhibit 10.31 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.34
First Amendment to Credit Agreement, dated as of November 8, 2017, by and among Five Point Operating Company, LP, ZB, N.A., dba California Bank & Trust, Comerica Bank, N.A., JPMorgan Chase Bank, N.A., and Citibank, N.A. (Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is incorporated herein by this reference)

10.35
Second Amendment to Credit Agreement, dated as of May 10, 2019, by and among Five Point Operating Company, LP, Zions Bancorporation, N.A. (fka ZB, N.A.) dba California Bank  & Trust, Comerica Bank, N.A., JPMorgan Chase Bank, N.A., and Citibank, N.A. (Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2019 is incorporated herein by this reference)

10.36
Third Amendment to Credit Agreement, dated as of April 19, 2021, by and among Five Point Operating Company, LP, Zions Bancorporation, N.A. dba California Bank & Trust, Comerica Bank, JPMorgan Chase Bank, N.A., and Citibank, N.A. (Exhibit 10.1 to the Current Report on Form 8-K filed on April 20, 2021 is incorporated herein by this reference)

10.37
Guaranty Agreement, executed as of August 10, 2017, by Five Point Holdings, LLC for the benefit of SPT CA Funding 2, LLC (Exhibit 10.2 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

10.38
Mezzanine Guaranty Agreement, executed as of August 10, 2017, by Five Point Holdings, LLC for the benefit of SPT CA Funding 2, LLC (Exhibit 10.3 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

21.1	List of Subsidiaries**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement
**	Filed herewith

ITEM 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE POINT HOLDINGS, LLC

By:	/s/ Daniel Hedigan
Daniel Hedigan
Chief Executive Officer
Date:	March 11, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Daniel Hedigan	/s/ Daniel Hedigan
Chief Executive Officer	Date:	March 11, 2022

Principal Financial and Accounting Officer:

Erik Higgins	/s/ Erik Higgins
Chief Financial Officer and Vice President	Date:	March 11, 2022

Directors:

Kathleen Brown	/s/ Kathleen Brown		Gary Hunt	/s/ Gary Hunt
	Date:	March 11, 2022		Date:	March 11, 2022

William Browning	/s/ William Browning		Stuart Miller	/s/ Stuart Miller
	Date:	March 11, 2022		Date:	March 11, 2022

Evan Carruthers	/s/ Evan Carruthers		Michael Rossi	/s/ Michael Rossi
	Date:	March 11, 2022		Date:	March 11, 2022

Jonathan Foster	/s/ Jonathan Foster		Michael Winer	/s/ Michael Winer
	Date:	March 11, 2022		Date:	March 11, 2022

Emile Haddad	/s/ Emile Haddad
	Date:	March 11, 2022

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

($ in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (a)		Gross Amounts at Which Carried at Close of Period (b)
Description	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total		Accumulated Depreciation		Date of Construction	Date Acquired / Completed	Depreciation Life
Valencia (formerly Newhall Ranch)- Land under development	Los Angeles County, CA	$—	$111,172	$—	$715,197	$—	$826,369	$—	$826,369		$—			2009	N/A
Candlestick and The San Francisco Shipyard- Land under development	San Francisco, CA	—	1,038,154	—	232,301	—	1,270,455	—	1,270,455		—			2016	N/A
Agriculture- Operating property	Los Angeles County, CA Ventura County, CA	—	40,634	1,114	(13,477)	1,854	27,157	2,968	30,125	(c)	2,020			2009	(d)
Total		$—	$1,189,960	$1,114	$934,021	$1,854	$2,123,981	$2,968	$2,126,949	(e)	$2,020	(e)
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
(d)    See Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.
(e)    Reconciliation of “Real Estate and Accumulated Depreciation”:

Reconciliation of Real Estate
	2021	2020	2019
	(In thousands)
Balance at beginning of year	$2,020,976	$1,919,777	$1,726,059
Improvements and additions (1)	227,482	189,395	290,813
Inventory relief from real estate sold	(116,393)	(85,953)	(96,897)
Reimbursements	(5,116)	(2,243)	(198)
Balance at end of year	$2,126,949	$2,020,976	$1,919,777
(1) Improvements and additions include noncash project accruals and capitalized interest.

Reconciliation of Accumulated Depreciation
	2021	2020	2019
	(In thousands)
Balance at beginning of year	$1,891	$1,758	$1,587
Additions	129	133	176
Disposals	—	—	(5)
Balance at end of year	$2,020	$1,891	$1,758

INDEPENDENT AUDITOR’S REPORT
To the Members of
Heritage Fields LLC
Irvine, California
Opinion
We have audited the consolidated financial statements of Heritage Fields LLC, a Delaware limited liability company, and its subsidiaries (the "Company"), which comprise the consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements.
In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in accordance with accounting principles generally accepted in the United States of America.
Basis of Opinion
We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Responsibilities of Management for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are available to be issued.
Auditor’s Responsibilities for the Audit of the Financial Statements
Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.
In performing an audit in accordance with GAAS, we:
•Exercise professional judgment and maintain professional skepticism throughout the audit.
•Identify and assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.
•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 11, 2022

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020
(In thousands)

	December 31,
	2021	2020
ASSETS
LAND UNDER DEVELOPMENT	$668,967	$896,538
HOMES UNDER CONSTRUCTION	18,267	19,589
CASH AND CASH EQUIVALENTS	140,004	128,850
INVESTMENT IN JOINT VENTURE	2,985	—
RECEIVABLES AND OTHER ASSETS—Net	29,566	24,449
TOTAL	$859,789	$1,069,426

LIABILITIES, REDEEMABLE INTERESTS, AND MEMBERS’ CAPITAL
LIABILITIES:
Debt	$3,667	$5,381
Accrued management fees and reimbursements	102,686	109,730
Accounts payable and other liabilities	22,324	24,818
Total liabilities	128,677	139,929

COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE LEGACY INTERESTS	82,719	133,695
MEMBERS’ CAPITAL	648,393	795,802
TOTAL	$859,789	$1,069,426
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In thousands)

	Year Ended December 31,
	2021	2020	2019

REVENUES:
Land sales	$409,555	$24,827	$270,970
Home sales	26,172	—	—
Total revenues	435,727	24,827	270,970

COSTS AND EXPENSES:
Land sales	301,247	15,304	179,836
Home sales	20,022	—	—
Management fee	25,969	4,378	22,301
Selling, general and administrative	30,658	35,823	37,437
Total costs and expenses	377,896	55,505	239,574

EQUITY IN LOSS FROM JOINT VENTURE	(1,409)	—	—
INTEREST INCOME	496	1,272	3,489

NET INCOME (LOSS)	$56,918	$(29,406)	$34,885
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In thousands)

MEMBERS’ CAPITAL— January 1, 2019	$791,441
Net income	34,885
MEMBERS’ CAPITAL— December 31, 2019	826,326
Cumulative effect of change in accounting principle (See Note 2)	(1,118)
Net loss	(29,406)
MEMBERS’ CAPITAL—December 31, 2020	795,802
Cash distributions	(204,327)
Net income	56,918
MEMBERS’ CAPITAL—December 31, 2021	$648,393
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$56,918	$(29,406)	$34,885
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of land sales	301,247	15,304	179,836
Cost of home sales	20,022	—	—
Equity in loss of from joint venture	1,409	—	—
Changes in operating assets and liabilities:
Land under development	(73,676)	(56,512)	9,020
Homes under construction	(18,700)	(4,058)	—
Receivables and other assets, net	(5,117)	6,828	1,441
Accrued management fees and reimbursements	(7,044)	(2,896)	16,282
Accounts payable and other liabilities	(2,494)	(16,602)	(9,125)
Net cash provided by (used in) operating activities	272,565	(87,342)	232,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to joint venture	(4,589)	—	—
Distributions from joint venture	195	—	—
Net cash used in investing activities	(4,394)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Legacy Interest distributions	(50,976)	(76,272)	—
Payments of debt	(1,714)	(538)	—
Percentage Interest distributions	(204,327)	—	—
Net cash used in financing activities	(257,017)	(76,810)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,154	(164,152)	232,339
CASH AND CASH EQUIVALENTS—Beginning of year	128,850	293,002	60,663
CASH AND CASH EQUIVALENTS—End of year	$140,004	$128,850	$293,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION— Cash paid for interest, all of which was capitalized to inventories	$12,037	$3,190	$—
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF ORGANIZATION AND OPERATIONS
Heritage Fields LLC, a Delaware limited liability company (the “Company”), was formed on January 20, 2005. On July 12, 2005, the Company purchased property that was the site of the former Marine Corps Air Station, El Toro from the United States Department of the Navy (“Navy”), located in Irvine, California (the “Property”). On December 22, 2005, the Company conveyed its rights, title, and interests in the Property to the Company's subsidiary, Heritage Fields El Toro, LLC, a Delaware limited liability company ("HF El Toro") at the Company’s original cost for the purpose of developing and selling homesites and certain commercial sites in a mixed-use and residential community located on the Company’s Property (the “Project”).
The Company has two classes of membership interests, Percentage Interests and Legacy Interests. The Company is managed by an Executive Committee comprised of representatives appointed by only the holders of Percentage Interests. The holders of Legacy Interests are entitled to receive certain priority distributions (see Note 6). The holders of the Percentage Interests will receive all other distributions.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the Company’s accounts and all of its direct and indirect wholly-owned subsidiaries’ accounts. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
Concentration of Credit Risk—The Company’s inventories are all located in Irvine, California. The Company is subject to risks incidental to the ownership, development, and operation of commercial and residential real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, availability of land for development, changes in tax laws, interest rate levels, availability of financing, and potential liability under environmental and other laws.
The Company’s credit risk relates primarily to cash and cash equivalents, notes receivable and contract assets. Cash accounts at certain institutions are currently insured by the Federal Deposit Insurance Corporation up to $250,000 in aggregate. At various times the Company maintained cash account balances in excess of insured amounts.
Cash equivalents—Cash equivalents are short-term investments that have original maturity dates of three months or less. The carrying amount approximates fair value due to the short-term nature of these investments.
Land under development—Land under development is stated at cost, unless it is determined to be impaired, in which case the impaired land under development is written down to fair value. Land under development includes land, land development costs, real estate taxes, and interest related to development. Included in land development costs are costs to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as schools, sewer, and roads; and site costs such as grading and amenities to bring the land to a finished state. Certain land development costs are reimbursable through development or other agreements with City of Irvine (the “City”) or other agencies and offset costs when received. Total reimbursements were $52.1 million, $9.3 million and $127.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Development overhead and selling expenses are expensed as incurred.
Cost of land sales are allocated to residential homesites and commercial sites within the Project using the relative sales value method. Since this method requires the Company to estimate future development costs and expected revenue for the entire Project, the profit margin on subsequent land sales will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total development costs of the Project. Accordingly, these estimates are reviewed regularly and revised for changes in actual experience, changes in revenue and cost estimates and changes in development plans. Given that development expenditures are capitalized to land under development and reflected in the consolidated statements of operations over the periods in which the Company has land sales, which generally includes future periods, the non-cash cost of land sales are reflected as an add back to net income in the consolidated statements of cash flows.
Land under development is reviewed for potential impairment when events or changes in circumstances indicate that the carrying value of land under development may not be recoverable. Impairment indicators for the Project include, but are not limited to significant increases in land development costs, significant decreases in pace and pricing of home sales within the Project and surrounding areas, and political and societal events that may negatively impact the local economy. There were no impairments identified for the years ended December 31, 2021, 2020 and 2019.
Homes under construction—Homes under construction are a result of a fee build agreement with an unrelated third-party ("Fee Builder") that the Company contracted to build and act as a sales agent for a population of residential homes within the Project. The Fee Builder initially incurs all costs to build, market and sell the residential homes and the Company reimburses the Fee Builder as construction progresses. The Company pays the Fee Builder a fixed monthly overhead allowance for its services to construct, manage and maintain the homes during the construction process that is capitalized to homes under construction as incurred. Land, land development, amenities and home construction costs attributed to the fee build agreement are capitalized to homes under construction and allocated to cost of sales using the relative sales value method when homes are sold. The Company sets and approves the price at which the completed homes will be sold to homebuyers and upon the closing of a residential home to a third-party homebuyer, the Fee Builder will receive additional fees that are expensed as a cost of the home sale. Costs incurred for tangible assets constructed solely for model homes directly used in the sale process such as sales offices, design studios, landscaping, and furnishings are capitalized to receivables and other assets, net on the accompanying consolidated balance sheets and were depreciated over the expected selling life of the fee build community which was substantially complete as of December 31, 2021. All other selling and marketing costs, such as commissions and advertising, are expensed as incurred.
Homes under construction are reviewed for potential impairment when events or changes in circumstances indicate that the carrying value of the homes may not be recoverable. Impairment indicators for the homes include, but are not limited to significant increases in construction costs, significant decreases in pace and pricing of home sales for the Project and surrounding areas, and political and societal events that may negatively impact the local economy. No impairments were identified for the years ended December 31, 2021 and 2020.
Investment in joint venture—For investments in entities that the Company does not control, but exercises significant influence, the Company uses the equity method of accounting. The Company's judgment with regard to control involves consideration of various factors including the form of ownership, representation of the entity's governance, and the ability to participate in policy-making decisions. Investments accounted for under the equity method of accounting are recorded at cost and adjusted for the Company's share of cash contributions, cash distributions, and gain or loss of the entity's earnings. The Company eliminates a portion of intra-entity profits resulting from land sales between the Company and the joint venture until the assets are sold to a third-party.
Note Receivables—Note receivables held by the Company are reflected at principal and accrued interest amounts due, net of an allowance for expected credit losses or discounts, if any. Interest payments are accrued in the period earned based on the stated interest rate and the outstanding principal balance, less any interest discounts stipulated by the note. Included in receivables and other assets, net on the accompanying consolidated balance sheets are notes and accrued interest receivables that the Company has with builders that are constructing affordable housing apartments on the Project (“Affordable Notes”). The Company records a discount on the principal balance for Affordable Notes when the note is zero interest bearing or contains other terms that are below market rate. Any such discount on Affordable Notes is capitalized as a project cost. The Company monitors the payment provisions of each note when determining past due or delinquency status. Additionally, the Company evaluates the carrying value of note and interest receivables at each reporting date to determine the need for an allowance for credit losses.
Revenue Recognition—Under Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers (“ASC 606”), revenues from land sales are recognized when the Company satisfies the performance obligation at a point in time, which typically occurs when the control of the land passes to its customers. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to receive (i.e. the transaction price) in exchange for the transfer of land. The transaction price typically contains fixed and variable components in which the fixed consideration represents the stated purchase price for the land. Some of the Company’s purchase and sale agreements contain a profit participation provision, a variable form of consideration, whereby the Company receives from homebuilders a portion of profit after the builder has received an agreed-upon margin. If the project profitability falls short of the participation threshold, no additional revenues are received. In most contracts, at the time of the land sale, the Company's estimate of profit participation, if any, is constrained, as there are significant factors outside of the Company’s control that will impact whether participation thresholds will be met. In addition, some residential homesite sale agreements contain a provision requiring the homebuilder to pay a marketing fee per residence sold, as a percentage of the home sale price. Such fees are estimated as a variable consideration and the amount the Company expects to be entitled to receive is recognized as revenue at the time of land sale.
A contract asset or liability is recognized when the timing of the satisfaction of a performance obligation is different from the timing of the payments made by customers. Contract assets typically consist of estimates of contingent or variable consideration that has been included in the transaction price and recognized as revenue before the contingency is resolved and the contractual payment is due. Contract liabilities typically consist of payments received prior to satisfying the associated performance obligation. Changes in estimates of variable components of transaction prices could result in cumulative catch-up adjustments to revenue in periods after the Company transfers control of the land to the builder. Profit participation revenue of

$6.7 million, $3.6 million and $8.8 million were recognized for the years ended December 31, 2021, 2020 and 2019, respectively.
Home sale revenues are recognized at the time of escrow closing, when title to and possession of the home is transferred to the homebuyer, and the single performance obligation of the Company, the delivery of a completed home, has been satisfied.
Fair Value Measurements—The accounting guidance for fair value measurements and disclosures emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The hierarchy classifies the inputs used to determine fair value into three levels as follows:
Level 1—Quoted prices for identical instruments in active markets.
Level 2 —Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly.
Level 3 —Significant inputs to the valuation model are unobservable.
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.
Income Taxes—The consolidated financial statements contain no provision for income taxes since the income or loss of the Company flows through to the members who are responsible for including their share of the taxable results of operations on their respective tax returns.
Accounting Standards Updates—In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13") which amends the guidance on the impairment of financial instruments, including most debt instruments, trade receivables and loans. ASU No. 2016-13 adds to GAAP an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses for instruments measured at amortized cost, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company adopted ASU No. 2016-13 on January 1, 2020 using a modified retrospective approach resulting in a cumulative adjustment to Members' Capital of $1.1 million upon adoption.
3.    RECEIVABLES AND OTHER ASSETS, net
Receivables and other assets, net as of December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31,
	2021	2020
Affordable notes, net	$15,425	$15,101
Marketing fee contract assets	14,141	9,348
Total receivables and other assets, net	$29,566	$24,449

Principal and interest collected on affordable notes, net, was $0.3 million, $2.4 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest income on affordable notes, net, was $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in interest income on the accompanying consolidated statements of operations. At both December 31, 2021 and 2020, the Company had an allowance for credit loss of $1.0 million associated with the affordable notes.
For the years ended December 31, 2021, 2020 and 2019, marketing fee revenue of $9.5 million, $0.9 million and $6.8 million, respectively, is included in land sale revenues in the accompanying consolidated statements of operations. Of these amounts, $9.1 million, $0.5 million and $6.1 million, respectively, represent marketing fee estimates recorded as contract assets when escrow closed with the homebuilder. Receipts of contractual amounts were $4.3 million, $4.6 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively and reduced the carrying amount of the contract assets.

4.    DEBT
In 2010, HF El Toro entered into an unsecured cash flow participation agreement in connection with a series of transfers, payoffs, and pay downs related to its then outstanding loan facility (“Debt Restructure”). The cash flow participation agreement, was determined to be a new debt instrument and in accordance with ASC 470-50, Modifications and Extinguishments was recorded at its fair value on the date of the Debt Restructure. Under the terms of the participation agreement, 4.66% of capital distributions (as defined in the participation agreement) made by HF El Toro are due to the holder of the participation agreement. When a participation payment is made or reasonably assured to be made, the Company uses a proportional interest method to determine the portion of the payment that represents interest expense and the portion applied to the principal. The principal carrying balance of the participation agreement was $3.7 and $5.4 million as of December 31, 2021 and 2020, respectively, and is included in debt on the accompanying consolidated balance sheets.
Total interest incurred related to the participation agreement during the years ended December 31, 2021 and 2019 was $12.0 million and $3.2 million, respectively, and was capitalized to land under development in the accompanying consolidated balance sheets. No interest was incurred during the year ended December 31, 2020.
5.    ACCOUNTS PAYABLE AND OTHER LIABILITIES
Accounts payable and other liabilities as of December 31, 2021 and 2020, consisted of the following (in thousands):

	2021	2020
Accounts payable	$5,289	$8,265
Other liabilities:
Accrued liabilities	10,460	7,010
Development obligations	6,575	9,543
Total accounts payable and other liabilities	$22,324	$24,818

6.    REDEEMABLE LEGACY INTERESTS
The Legacy Interest is classified as temporary equity and reported on the consolidated balance sheet as Redeemable Legacy Interests. The Legacy Interests are not reported as permanent equity within Members’ Capital as management believes that it is probable that the Legacy Interests will be fully redeemed through distributions of available cash in accordance with the terms of the amended and restated limited liability company agreement.

The holders of Legacy Interests were entitled to receive i) $476.0 million in priority distributions over Percentage Interests, plus ii) an amount up to $89.0 million in distributions paid jointly with distributions to holders of Percentage Interests. Distributions of $51.0 million and $76.3 million were made to holders of the Legacy Interest during the years ended December 31, 2021 and 2020, respectively. No distributions were made to the holders of Legacy Interests during the year ended December 31, 2019. As of December 31, 2021, the $476.0 million priority distributions had been fully paid and $82.7 million in Legacy Interests to be paid jointly with distributions to holders of Percentage Interests were outstanding. After the cumulative distributions to the holders of Legacy Interests has reached $565.0 million, the Legacy Interest will no longer be deemed outstanding.
7.    RELATED PARTY TRANSACTIONS
Management Fee
HF El Toro and Five Point Communities Management, Inc., as nominee for the benefit of Five Point Communities, LP (the “Management Company”), are parties to a development management agreement in which the Management Company has been engaged to manage the development of the Project and to generally supervise the day-to-day affairs of the Project. The Management Company is an affiliate of a member of the Company that holds a 37.5% Percentage Interest. The development management agreement was amended and restated on May 2, 2016 and subsequently amended and restated on April 21, 2017 (“A&R DMA”) to among other things, extend the initial term until December 2021 with up to five years of additional renewal periods, subject to a mutual agreement of parties. The A&R DMA’s initial term has been extended by mutual agreement of the parties to April 30, 2022 while the Company and the Management Company discuss the terms of a renewal.
The base annualized management fee for the initial term of the A&R DMA was subject to annual increases for changes in a specified consumer price index. The total annual base management fee incurred for the years ended December 31, 2021, 2020 and 2019 was $6.8 million, $6.8 million and $6.6 million, respectively, and is included in management fee in the accompanying consolidated statements of operations. The A&R DMA also contains incentive compensation that becomes payable to the Management Company, calculated generally, as 9% of distributions in excess of the priority $476.0 million Legacy Interests.

Total incentive compensation management fee incurred with respect to the A&R DMA for the years ended December 31, 2021, 2020 and 2019 was $19.1 million, $2.0 million and $17.9 million, respectively, and is included in management fee in the accompanying consolidated statements of operations. The amount incurred for the years ended December 31, 2021, 2020 and 2019 represents an estimated amount of incentive compensation attributed to services provided during the periods that are determined to be probable of being paid. Management’s estimate is based on various underlying assumptions which include but are not limited to, the current and projected performance of the Project and the resulting cash that will be available for distributions. Changes in the estimated amount of aggregate payments probable of being made are recognized as a cumulative adjustment in the period the estimate changes. Actual payments of incentive compensation may differ materially from current estimates. During the year ended December 31, 2021, the Company paid $20.7 million in incentive compensation. No amounts were paid in 2020 and 2019. As of December 31, 2021 and 2020, $77.6 million and $79.2 million, respectively, was accrued for incentive compensation management fees, and is included in accrued management fees and reimbursements in the accompanying consolidated balance sheets.
Included in selling, general and administrative costs and expenses in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 are $11.2 million, $11.4 million and $11.9 million, respectively, for general and administrative expenses incurred by the Management Company on behalf of the Company that are reimbursable under the A&R DMA. General and administrative expense reimbursements are settled in cash on a monthly basis. At December 31, 2021 and 2020, $2.9 million and $3.1 million, respectively, was accrued for general and administrative expense reimbursements and is included in accrued management fees and reimbursements in the accompanying consolidated balance sheets.
Commercial Sub-Management Agreement
Effective June 30, 2013, HF El Toro terminated its commercial development sub-management agreement (“Sub-MA”) with a member of the Company that holds a 12.5% Percentage Interest and a 12.5% Legacy Interest in the Company. Under the terms of the Sub-MA, certain incentive compensation provisions were vested upon termination. Incentive compensation payments become payable, calculated generally, as 2% of distributions (as defined in the Sub-MA) in excess of the first $476 million of priority Legacy Interests. As of December 31, 2021 and 2020, $23.0 million and $27.5 million, respectively, of incentive compensation management fee pertaining to the Sub-MA was accrued and is included in accrued management fees and reimbursements in the accompanying consolidated balance sheets. The amount accrued at December 31, 2021 and 2020 represents an estimated amount of incentive compensation determined to be earned and probable of being paid. Management’s estimate is based on various underlying assumptions which include but are not limited to, the current and projected performance of the Project and the resulting cash that will be available for distributions. Changes in the estimated amount of aggregate payments probable of being made in future periods will be recognized as a cumulative adjustment to management fee expense in the period the estimate changes. Actual payments of incentive compensation may differ materially from current estimates. During the year ended December 31, 2021, the Company paid $4.6 million in incentive compensation. No amounts were paid in 2020 and 2019.
Purchase and Sale and Development Agreements
In the normal course of business, the Company may enter into purchase and sale agreements, development agreements or other contracts with the Company's Joint Venture or the Company's members or affiliates of members.
Land sale revenues recognized from related party transactions and included in the accompanying consolidated statements of operations during the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Land sales	$56,112	$—	$121,500
Profit participation	5,127	2,458	8,400
Marketing fees	1,558	204	3,400
Related party land sale revenues	$62,797	$2,662	$133,300
Contract Asset
Contract asset balances are recorded on the consolidated balance sheet in receivables and other assets, net. For each of the years ended December 31, 2021 and 2020, included in receivables and other assets, net on the accompanying consolidated balance sheets were related party contract assets of $3.6 million.
Investment in Joint Venture
In 2021, the Company made a capital contribution of $4.6 million to an entity (the “Landbank Venture”) organized for the purpose of taking assignment from homebuilders land purchase and sale agreements and purchasing residential lots within the Project while concurrently entering into option and development agreements with homebuilders in which the homebuilder retains the option to purchase the land to construct and sell homes. The Company has a 10% interest in the Landbank Venture, and most major decisions require the Company’s approval in addition to the approval of the Landbank Venture’s other unaffiliated member. The Company does not have a controlling financial interest in the Landbank Venture but has the ability to significantly influence the Landbank Venture’s operating and financial policies and accounts for the Landbank Venture under the equity method of accounting.
Subsequent to the Company’s investment, the Landbank Venture took assignment of certain purchase and sale agreements and purchased land from the Company for $56.1 million while concurrently entering into option and development agreements with third-party homebuilders. When the Company sells land to the Landbank Venture, it eliminates its pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land is sold by the Landbank Venture to third-party homebuilders. During the year ended December 31, 2021, the Company recognized equity in loss of $1.4 million from the Landbank Venture. At December 31, 2021, the carrying value of the Company’s investment in the Landbank Venture was $3.0 million.
8.    COMMITMENTS AND CONTINGENCIES
In the routine conduct of its business, the Company is subject to the usual obligations associated with entering into contracts for the purchase, development, and sale of real estate.
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $43.8 million and $70.0 million as of December 31, 2021 and 2020, respectively.
On September 8, 2009, the Irvine City Council approved an Amended and Restated Development Agreement (the "ARDA") between HF El Toro and the City (on behalf of itself and now as successor agency to the dissolved Irvine Redevelopment Agency, which Irvine Redevelopment Agency was an original party to the ARDA). The ARDA became effective on December 27, 2010 and obligated the Company to construct certain defined public infrastructure improvements (i.e. joint backbone improvements) in and around the Project. The Company will have the right to reimbursement for a portion of the public infrastructure improvement costs from the City of Irvine Community Facilities District No. 2013-3 ("CFD"). The CFD is supported by special taxes levied on landowners within the improvement areas of the CFD. The CFD will also fund certain improvements, operations and maintenance costs of the Orange County Great Park (the "Park"). The Company, as a landowner within the improvement areas will be subject to the special taxes while it owns land within the improvement areas.
On November 26, 2013, HF El Toro and the City entered into a second adjacent landowner agreement ("ALA II") in which HF El Toro committed to construct or cause the construction of a portion of the Park (the “Great Park Improvements”), which otherwise would have been an obligation of the City to construct under the terms of the ARDA. The ALA II stipulated that HF El Toro’s aggregate investment in the Great Park Improvements would total a minimum of $172.0 million. In addition to the Great Park Improvements, the ALA II and a memorandum of understanding regarding funding of Marine Way (“MOU”) infrastructure improvements committed HF El Toro to perform on certain other defined items in the amount of $19.5 million as well as it committed HF El Toro to make $20.0 million of certain direct payments to the City beginning in August 2016. As of December 31, 2021 and 2020, the carrying balance of amounts payable to the City totaled $2.4 million and $3.6 million, respectively, and the Company estimated the present value of the direct payments to equal their carrying amounts. The Company made $1.3 million in payments to the City under the ALA II and MOU for each of the years ended December 31, 2021 and 2020, respectively. Amortization expense, all of which was capitalized to inventories, totaled $0.1 million for each of the years ended December 31, 2021 and 2020. As also defined in the agreements, HF El Toro will have the right to receive up to an additional $40.0 million in CFD reimbursements for public infrastructure components of the Great Park Improvements.
During 2019, the Company and the City entered into an amendment to ALA II. The amendment altered the scope of the Great Park Improvements to include water polo, basketball and volleyball facilities that would initially be paid for by the Company and ultimately reimbursed to the Company by the CFD. The amendment also altered the scope of the Great Park Improvements to consider the City's desire to eliminate the golf course currently contemplated and build a veteran's cemetery. The City is required to perform the necessary due diligence on the feasibility of a cemetery and complete its due diligence by October 2022. If the City concludes that a cemetery will ultimately be built, the Company agreed to pay an additional $28.0 million for the development and long-term maintenance of the cemetery. Due to the fact that the cemetery has not yet been approved by the City, the Company has not recorded any obligations on the accompanying consolidated balance sheets. If the City determines that a cemetery is not feasible, then both the Company and the City will revert back to building the golf course as originally contemplated in ALA II, with no additional obligation required by the Company.
The Company may be a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes, the disposition of these other matters would not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

As a significant landowner, developer, and holder of commercial properties, there exists the possibility that environmental contamination conditions exist that would require the Company to take corrective action. The Company believes any potential costs will not materially affect its consolidated financial statements.
9.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through March 11, 2022 the date the consolidated financial statements were issued, and has determined that, other than as disclosed, no events or transactions have occurred subsequent to December 31, 2021 that require adjustments to or disclosure in the Company’s consolidated financial statements.
* * * * * *