Form 10-Q
period 2022-03-31
Five Point Holdings, LLC
filed 2022-05-10
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2022, 69,068,354 Class A common shares and 79,233,544 Class B common shares were outstanding.

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
Please see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as other risks and uncertainties detailed from time to time in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission, for a more detailed discussion of these and other risks.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
INVENTORIES	$2,144,757	$2,096,824
INVESTMENT IN UNCONSOLIDATED ENTITIES	373,022	374,553
PROPERTIES AND EQUIPMENT, NET	31,143	31,466
INTANGIBLE ASSET, NET—RELATED PARTY	51,405	51,405
CASH AND CASH EQUIVALENTS	203,647	265,462
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,330	1,330
RELATED PARTY ASSETS	98,409	101,818
OTHER ASSETS	19,629	20,052
TOTAL	$2,923,342	$2,942,910

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$619,500	$619,116
Accounts payable and other liabilities	121,608	115,374
Related party liabilities	105,556	95,918
Deferred income tax liability, net	12,998	12,998
Payable pursuant to tax receivable agreement	173,068	174,126
Total liabilities	1,032,730	1,017,532

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: March 31, 2022—69,068,354 shares; December 31, 2021—70,107,552 shares
Class B common shares; No par value; Issued and outstanding: March 31, 2022—79,233,544 shares; December 31, 2021—79,233,544 shares
Contributed capital	585,606	587,587
Retained earnings	31,659	48,789
Accumulated other comprehensive loss	(1,933)	(1,952)
Total members’ capital	615,332	634,424
Noncontrolling interests	1,250,280	1,265,954
Total capital	1,865,612	1,900,378
TOTAL	$2,923,342	$2,942,910

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Land sales	$557	$22
Land sales—related party	1	19
Management services—related party	3,547	12,439
Operating properties	781	700
Total revenues	4,886	13,180
COSTS AND EXPENSES:
Land sales	—	—
Management services	2,684	10,777
Operating properties	1,839	1,585
Selling, general, and administrative	16,791	19,538
Restructuring	19,437	—
Total costs and expenses	40,751	31,900
OTHER INCOME:
Interest income	21	27
Miscellaneous	112	1,204
Total other income	133	1,231
EQUITY IN LOSS FROM UNCONSOLIDATED ENTITIES	(1,032)	(3,556)
LOSS BEFORE INCOME TAX (PROVISION) BENEFIT	(36,764)	(21,045)
INCOME TAX (PROVISION) BENEFIT	(5)	—
NET LOSS	(36,769)	(21,045)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(19,639)	(11,266)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(17,130)	$(9,779)

NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$(0.25)	$(0.14)
Diluted	$(0.25)	$(0.14)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	68,167,586	67,288,860
Diluted	70,050,872	67,288,860
NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,233,544

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
NET LOSS	$(36,769)	$(21,045)
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net loss	13	28
Other comprehensive income before taxes	13	28
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	—	—
OTHER COMPREHENSIVE INCOME—Net of tax	13	28
COMPREHENSIVE LOSS	(36,756)	(21,017)
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(19,634)	(11,255)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(17,122)	$(9,762)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2021	70,107,552	79,233,544	$587,587	$48,789	$(1,952)	$634,424	$1,265,954	$1,900,378
Net loss	—	—	—	(17,130)	—	(17,130)	(19,639)	(36,769)
Share-based compensation expense	—	—	4,103	—	—	4,103	—	4,103
Reacquisition of share-based compensation awards for tax-withholding purposes	(417,716)	—	(2,736)	—	—	(2,736)	—	(2,736)
Forfeitures of share-based compensation awards, net of issuances	(621,482)	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	8	8	5	13
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(435)	(435)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	1,058	—	—	1,058	—	1,058
Adjustment of noncontrolling interest in the Operating Company	—	—	(4,406)	—	11	(4,395)	4,395	—
BALANCE - March 31, 2022	69,068,354	79,233,544	$585,606	$31,659	$(1,933)	$615,332	$1,250,280	$1,865,612

BALANCE - December 31, 2020	69,051,284	79,233,544	$578,278	$42,221	$(2,833)	$617,666	$1,267,432	$1,885,098
Net loss	—	—	—	(9,779)	—	(9,779)	(11,266)	(21,045)
Share-based compensation expense	—	—	1,316	—	—	1,316	—	1,316
Reacquisition of share-based compensation awards for tax-withholding purposes	(324,905)	—	(2,047)	—	—	(2,047)	—	(2,047)
Issuance of share-based compensation awards, net of forfeitures	31,968	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	17	17	11	28
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(2,879)	(2,879)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	522	—	—	522	—	522
Adjustment of noncontrolling interest in the Operating Company	—	—	(1,243)	—	5	(1,238)	1,238	—
BALANCE - March 31, 2021	68,758,347	79,233,544	$576,826	$32,442	$(2,811)	$606,457	$1,254,536	$1,860,993

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,769)	$(21,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in earnings from unconsolidated entities	1,032	3,556
Depreciation and amortization	1,592	9,252
Share-based compensation	4,103	1,316
Changes in operating assets and liabilities:
Inventories	(47,462)	(52,080)
Related party assets	2,845	(5,027)
Other assets	(389)	2,942
Accounts payable and other liabilities	6,282	8,903
Related party liabilities	10,797	(313)
Net cash used in operating activities	(57,969)	(52,496)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Valencia Landbank Venture	484	55
Purchase of properties and equipment	—	(103)
Net cash provided by (used in) investing activities	484	(48)
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party reimbursement obligation	(1,159)	(11,004)
Reacquisition of share-based compensation awards for tax-withholding purposes	(2,736)	(2,047)
Tax distributions to noncontrolling interests	(435)	(2,879)
Net cash used in financing activities	(4,330)	(15,930)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(61,815)	(68,474)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	266,792	299,474
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$204,977	$231,000
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
The Company presents noncontrolling interests on the Company’s condensed consolidated balance sheet and classifies such interests within capital but separate from the Company’s Class A and Class B members’ capital. Noncontrolling interests represent equity interests in the Company’s consolidated subsidiaries held by partners in the Operating Company, excluding the Holding Company, and members in The Shipyard Communities, LLC (the “San Francisco Venture”), excluding the Operating Company (see Note 5).
The Company has an entity structure in which the Company’s two largest equity owners, Lennar Corporation (“Lennar”) and Castlelake, LP (“Castlelake”), and the Company’s founder and Chairman Emeritus, Emile Haddad, separately hold, in addition to interests in the Company’s common shares, equity interests in either or both the Operating Company or the San Francisco Venture that can be exchanged for, at the Company’s option, either the Company’s Class A common shares or cash. The diagram below presents a simplified depiction of the Company’s organizational structure as of March 31, 2022:

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
Five Point Gateway Campus

(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of March 31, 2022, the Company owned approximately 62.5% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Until Class A Common Units of the Operating Company are exchanged or redeemed, the capital associated with Class A Common Units of the Operating Company not held by the Holding Company is presented within "noncontrolling interests" on the Company’s condensed consolidated balance sheet. Assuming the exchange of all outstanding Class A Common Units of the Operating Company and all outstanding Class A units of the San Francisco Venture (see (2)

below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on April 29, 2022 ($5.85), the equity market capitalization of the Company was approximately $867.7 million.
(2) The Operating Company owns all of the outstanding Class B units of the San Francisco Venture, the entity developing the Candlestick and The San Francisco Shipyard communities. The Class A units of the San Francisco Venture, which the Operating Company does not own, are intended to be economically equivalent to Class A Common Units of the Operating Company. As the holder of all outstanding Class B units of the San Francisco Venture, the Operating Company is entitled to receive 99% of available cash from the San Francisco Venture after the holders of Class A units in the San Francisco Venture have received distributions equivalent to the distributions, if any, paid on Class A Common Units of the Operating Company. Class A units of the San Francisco Venture can be exchanged, on a one-for-one basis, for Class A Common Units of the Operating Company (See Note 5). Until exchanged or redeemed through the Operating Company, the capital associated with Class A units of the San Francisco Venture is presented within "noncontrolling interests" on the Company’s condensed consolidated balance sheet.
(3) Together, the Operating Company, Five Point Communities, LP, a Delaware limited partnership (“FP LP”), and Five Point Communities Management, Inc., a Delaware corporation (“FP Inc.” and together with FP LP, the “Management Company”) own 100% of Five Point Land, LLC, a Delaware limited liability company (“FPL”), the entity developing Valencia, a mixed-use planned community located in northern Los Angeles County, California. The Operating Company has a controlling interest in the Management Company.
(4) Interests in Heritage Fields LLC, a Delaware limited liability company (the “Great Park Venture”), are either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests were entitled to receive priority distributions up to an aggregate amount of $565.0 million, of which $482.3 million had been distributed as of April 30, 2022 (See Note 4). The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in its condensed consolidated financial statements.
(5) The Company owns a 75% interest in Five Point Office Venture Holdings I, LLC, a Delaware limited liability company (the “Gateway Commercial Venture”). The Company manages the Gateway Commercial Venture, however, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by the Company and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. The Company does not include the Gateway Commercial Venture as a consolidated subsidiary, but rather as an equity method investee, in its condensed consolidated financial statements.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the operating results and cash flows that may be expected for the full year.
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
Restructuring—Restructuring costs consist of one-time employee-related termination benefits and other postemployment compensation arrangements.
On February 9, 2022, Daniel Hedigan was appointed as the Company’s Chief Executive Officer. Preceding Mr. Hedigan’s appointment, Emile Haddad stepped down from his roles as Chairman, Chief Executive Officer and President effective as of September 30, 2021 and transitioned into a senior advisory role pursuant to a three-year advisory agreement. Mr. Haddad remains a member of the Board of Directors serving as Chairman Emeritus. Concurrent with Mr. Hedigan’s appointment, Lynn Jochim transitioned from her position as President and Chief Operating Officer into an advisory role pursuant to a three-year advisory agreement (see Note 8). Upon the appointment of Mr. Hedigan as the Company’s Chief Executive Officer, the Company accrued a related party liability of $15.6 million attributed to advisory agreement payments due to Mr. Haddad and Ms. Jochim. In addition, the Company determined the service condition associated with Mr. Haddad and Ms. Jochim’s unvested restricted share awards had been modified (see Note 14). As a result of this modification, the Company recognized approximately $3.0 million in restructuring costs during the three months ended March 31, 2022.
During the three months ended March 31, 2022, in addition to the Company’s executive management restructuring activities, the Company incurred $0.9 million in restructuring costs resulting from estimated severance benefits from company-wide layoffs. At March 31, 2022, $0.9 million in accrued severance is included in accounts payable and other liabilities on the Company’s condensed consolidated balance sheet.
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Net periodic pension benefit	$112	$134
Other—related party	—	1,070
Total miscellaneous other income	$112	$1,204
Recently adopted accounting pronouncements—There are no recent accounting pronouncements that have had or are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (in thousands):

	Three Months Ended March 31, 2022
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$558	$—	$—	$—	$558
Management services—related party	—	—	3,444	103	3,547
Operating properties	356	—	—	—	356
	914	—	3,444	103	4,461
Operating properties leasing revenues	245	180	—	—	425
	$1,159	$180	$3,444	$103	$4,886

	Three Months Ended March 31, 2021
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$41	$—	$—	$—	$41
Management services—related party	—	—	12,340	99	12,439
Operating properties	277	—	—	—	277
	318	—	12,340	99	12,757
Operating properties leasing revenues	274	149	—	—	423
	$592	$149	$12,340	$99	$13,180
(1) The tables above do not include revenues of the Great Park Venture and the Gateway Commercial Venture, which are included in the Company’s reporting segment totals (see Notes 4 and 13).
The Company, through the Management Company, has an amended and restated development management agreement (“A&R DMA”) with the Great Park Venture. The A&R DMA had an original term commencing on December 29, 2010 and ending on December 31, 2021 (the “Initial Term”). By mutual agreement, the Initial Term has been extended through May 16, 2022 while the terms of renewal are being discussed. In addition to a fixed base fee and variable cost reimbursements, the Initial Term of the A&R DMA included incentive compensation that becomes payable in connection with and as a percentage of distributions made to the members of the Great Park Venture, including distributions made in periods after the Initial Term. Consideration in the form of contingent incentive compensation from the A&R DMA was recognized as revenue and a contract asset as services were provided over the contract term.
The opening and closing balances of the Company’s contract assets for the three months ended March 31, 2022 were $87.6 million ($79.1 million related party, see Note 8) and $87.5 million ($79.1 million related party, see Note 8), respectively. The opening and closing balances of the Company’s contract assets for the three months ended March 31, 2021 were $85.1 million ($78.1 million related party) and $91.5 million ($85.1 million related party), respectively. The decrease of $0.1 million for the three months ended March 31, 2022 between the opening and closing balances of the Company’s contract assets primarily resulted from the receipt of marketing fees from homebuilders. The increase of $6.4 million for the three months ended March 31, 2021 between the opening and closing balances of the Company’s contract assets primarily resulted from a timing difference between the Company’s recognition of revenue earned for the performance of management services and no contractual payments due from the customer during the period.
The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the three months ended March 31, 2022 and 2021 were insignificant.
4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of interests—“Percentage Interests” and “Legacy Interests.” The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of March 31, 2022. Legacy Interest holders were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions. As of March 31, 2022, the Great Park Venture had fully satisfied the $476.0 million priority distribution rights, and the remaining maximum participating Legacy Interest distribution rights were $82.7 million.

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
During the three months ended March 31, 2022, the Great Park Venture recognized $1.5 million in land sale revenues to related parties of the Company and $0.3 million in land sale revenues to third parties. During the three months ended March 31, 2021, the Great Park Venture recognized $0.2 million in land sale revenues to related parties of the Company and $0.7 million in land sale revenues to third parties.
The following table summarizes the statements of operations of the Great Park Venture for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Land sale and related party land sale revenues	$1,819	$960
Home sale revenues	17,161	$—
Cost of land sales	—	—
Cost of home sales	(12,902)	—
Other costs and expenses	(8,909)	(13,444)
Net loss of Great Park Venture	$(2,831)	$(12,484)
The Company’s share of net loss	$(1,062)	$(4,682)
Basis difference (amortization) accretion	(239)	766
Equity in loss from Great Park Venture	$(1,301)	$(3,916)
The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Inventories	$705,242	$687,235
Cash and cash equivalents	126,974	140,004
Receivable and other assets	31,524	32,550
Total assets	$863,740	$859,789
Accounts payable and other liabilities	$135,459	$128,677
Redeemable Legacy Interests	82,719	82,719
Capital (Percentage Interest)	645,562	648,393
Total liabilities and capital	$863,740	$859,789
The Company’s share of capital in Great Park Venture	$242,085	$243,147
Unamortized basis difference	77,888	78,127
The Company’s investment in the Great Park Venture	$319,973	$321,274

Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of March 31, 2022. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.

The Gateway Commercial Venture owns one commercial office building and approximately 50 acres of commercial land with additional development rights at a 73 acre office, medical, research and development campus located within the Great Park Neighborhoods (the “Five Point Gateway Campus”). The Five Point Gateway Campus consists of four buildings totaling approximately one million square feet. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture, and during the three months ended March 31, 2022 and 2021, the Gateway Commercial Venture recognized $1.9 million and $2.1 million, respectively, in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Rental revenues	$1,938	$2,101
Rental operating and other expenses	(535)	(334)
Depreciation and amortization	(984)	(984)
Interest expense	(307)	(303)
Net income of Gateway Commercial Venture	$112	$480
Equity in earnings from Gateway Commercial Venture	$84	$360
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Real estate and related intangible assets, net	$85,668	$86,601
Cash	13,513	13,279
Other assets	5,144	4,486
Total assets	$104,325	$104,366
Notes payable, net	$29,388	$29,369
Other liabilities	8,895	9,067
Members’ capital	66,042	65,930
Total liabilities and capital	$104,325	$104,366
The Company’s investment in the Gateway Commercial Venture	$49,531	$49,447
The debt of the Gateway Commercial Venture is non-recourse to the Company other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
Valencia Landbank Venture
As of March 31, 2022, the Company owned a 10% interest in the Valencia Landbank Venture, an entity organized in December 2020 for the purpose of taking assignment from homebuilders of purchase and sale agreements for the purchase of residential lots within the Valencia community. The Valencia Landbank Venture concurrently enters into option and development agreements with homebuilders pursuant to which the homebuilders retain the option to purchase the land to construct and sell homes. The Company does not have a controlling financial interest in the Valencia Landbank Venture, however, the Company has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member, and therefore the Company accounts for its investment in the Valencia Landbank Venture using the equity method. At March 31, 2022 and December 31, 2021, the Company’s investment in the Valencia Landbank Venture was $3.5 million and $3.8 million, respectively, and the Company recognized $0.2 million in equity in earnings for the three months ended March 31, 2022. The Company recognized no equity in earnings or loss for the three months ended March 31, 2021.
5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at March 31, 2022, the Holding Company and its wholly owned subsidiary owned approximately 62.5% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.5% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar, affiliates of Castlelake and an entity controlled by Emile Haddad, the Company’s Chairman Emeritus of the Board of Directors (the “Management Partner”).
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
With each exchange of Class A Common Units of the Operating Company for Class A common shares, the Holding Company’s percentage ownership interest in the Operating Company and its share of the Operating Company’s cash distributions and profits and losses will increase. Additionally, other issuances of common shares of the Holding Company or common units of the Operating Company result in changes to the noncontrolling interest percentage. Such equity transactions result in an adjustment between members’ capital and the noncontrolling interest in the Company’s condensed consolidated balance sheet and statement of capital to account for the changes in the noncontrolling interest ownership percentage as well as any change in total net assets of the Company.
During the three months ended March 31, 2022 and 2021, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.
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
Tax distributions to the partners of the Operating Company for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Management Partner	$435	$1,382
Other partners (excluding the Holding Company)	—	1,497
Total tax distributions	$435	$2,879
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
Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos communities facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million.

The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At March 31, 2022 and December 31, 2021, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the condensed consolidated balance sheets.
6.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the payable pursuant to a tax receivable agreement (“TRA”). The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, FP LP and FPL, all of which have also been determined to be VIEs.
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
As of March 31, 2022, the San Francisco Venture had total combined assets of $1.3 billion, primarily comprised of $1.28 billion of inventories, $1.1 million in related party assets and total combined liabilities of $75.3 million including $68.4 million in related party liabilities.
As of December 31, 2021, the San Francisco Venture had total combined assets of $1.3 billion, primarily comprised of $1.27 billion of inventories, $1.1 million in related party assets and total combined liabilities of $76.9 million including $69.5 million in related party liabilities.
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
As of March 31, 2022, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $863.0 million of inventories, $51.4 million of intangibles, $79.1 million in related party assets, and total combined liabilities of $96.4 million, including $88.0 million in accounts payable and other liabilities and $8.4 million in related party liabilities.
As of December 31, 2021, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $826.4 million of inventories, $51.4 million of intangibles, $82.0 million in related party assets and total combined liabilities of $94.0 million, including $85.6 million in accounts payable and other liabilities and $8.4 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the three months ended March 31, 2022 and 2021, there were no VIEs that were deconsolidated.

7.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture. The intangible asset will be amortized over the expected contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(78,300)	(78,300)
Net book value	$51,405	$51,405

Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $7.8 million for the three months ended March 31, 2021. No amortization expense was recognized during the three months ended March 31, 2022 as no incentive compensation revenue was recognized during the period. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Great Park segment.
8.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Related Party Assets:
Contract assets (see Note 3)	$79,118	$79,082
Operating lease right-of-use asset (corporate office lease at Five Point Gateway Campus)	18,151	18,715
Other	1,140	4,021
	$98,409	$101,818
Related Party Liabilities:
Reimbursement obligation	$68,377	$69,536
Payable to holders of Management Company’s Class B interests	8,365	8,365
Operating lease liability (corporate office lease at Five Point Gateway Campus)	13,602	13,931
Accrued advisory fees	14,875	—
Other	337	4,086
	$105,556	$95,918
Development Management Agreement with the Great Park Venture (Incentive Compensation Contract Asset)
In 2010, the Great Park Venture, the Company’s equity method investee, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The initial term of the development management agreement with the Great Park Venture expired on December 31, 2021 but has been extended by mutual agreement of the parties through May 16, 2022 while the terms of a renewal are discussed. The compensation structure in place as per the A&R DMA’s initial term consists of a base fee and incentive compensation. Incentive compensation is characterized as “Legacy Incentive Compensation” and “Non-Legacy Incentive Compensation.” Legacy Incentive Compensation consists of a maximum of $9.0 million of incentive compensation payments attributed to contingent payments made under a cash flow participation agreement to which the Great Park Venture is a party. Holders of the Management Company’s Class B interests are entitled to receive distributions from the Management Company that are attributable to any Legacy Incentive Compensation received by the Management Company. Non-Legacy Incentive Compensation is 9% of distributions available to be made by the Great Park Venture to holders of Percentage Interests of the Great Park Venture.
At each of March 31, 2022 and December 31, 2021, included in contract assets in the table above is $74.3 million attributed to Legacy and Non-Legacy Incentive Compensation revenue recognized but not yet due (see Note 3). Management fee revenues under the A&R DMA are included in management services—related party in the accompanying condensed consolidated statements of operations and are included in the Great Park segment. Management fee revenues under the A&R DMA were $3.4 million and $12.3 million for the three months ended March 31, 2022 and 2021, respectively.

Employment Transition Agreement and Advisory Agreement with Emile Haddad
On August 23, 2021, the Company and the Company’s then Chairman, Chief Executive Officer and President, Emile Haddad, entered into an employment transition agreement pursuant to which, effective as of September 30, 2021, Mr. Haddad stepped down from his roles as Chairman, Chief Executive Officer and President. Mr. Haddad remained a member of the Board of Directors serving as Chairman Emeritus. Concurrently, the Company also entered into an advisory agreement with Mr. Haddad for an initial term of three years, which became effective on October 1, 2021. At March 31, 2022, included in accrued advisory fees in the table above is $12.0 million attributed to Mr. Haddad’s advisory agreement (see Note 2).
Employment Transition Agreement and Advisory Agreement with Lynn Jochim
On February 9, 2022, the Company entered into an employment transition agreement with Lynn Jochim, the Company’s former President and Chief Operating Officer. Pursuant to the agreement, Ms. Jochim agreed to continue in her then current positions, at her then current compensation levels, until February 14, 2022. Concurrently, the Company also entered into an advisory agreement with Ms. Jochim for an initial term of three years, which became effective on February 15, 2022. Pursuant to the advisory agreement, the Company agreed to pay Ms. Jochim an annual retainer of $1.0 million. At March 31, 2022, included in accrued advisory fees in the table above is $2.9 million attributed to Ms. Jochim’s advisory agreement (see Note 2).
9.    NOTES PAYABLE, NET
At March 31, 2022 and December 31, 2021, notes payable consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
7.875% Senior Notes due 2025	$625,000	$625,000
Unamortized debt issuance costs and discount	(5,500)	(5,884)
	$619,500	$619,116
Revolving Credit Facility
The Operating Company has a $125.0 million unsecured revolving credit facility with a maturity date in April 2024, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. As of March 31, 2022, no funds had been drawn on the Operating Company’s revolving credit facility. However, letters of credit of $0.3 million were issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.7 million.
10.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At March 31, 2022 and December 31, 2021, the Company’s condensed consolidated balance sheets included a liability of $173.1 million and $174.1 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. No TRA payments were made during the three months ended March 31, 2022 and 2021.
11.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business. The operations of the Company are conducted through the Operating Company and its subsidiaries, and in some cases, the Holding Company will guarantee the payment by or performance of the Operating Company or its subsidiaries. The Company has operating leases for its corporate office and other facilities and the Holding Company is a guarantor to some of these lease agreements. Operating lease right-of-use assets are included in other assets or related party assets, and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the condensed consolidated balance sheets and were as follows as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets ($18,151 and $18,715 related party, respectively)	$22,459	$23,779
Operating lease liabilities ($13,602 and $13,931 related party, respectively)	$18,822	$20,034
In addition to operating lease payment guarantees, the Holding Company had other contractual payment guarantees as of March 31, 2022 totaling $18.3 million.

Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $288.0 million and $279.6 million as of March 31, 2022 and December 31, 2021, respectively.
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
At each of March 31, 2022 and December 31, 2021, the Company had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Letters of Credit
At each of March 31, 2022 and December 31, 2021, the Company had outstanding letters of credit totaling $1.3 million. These letters of credit were issued to secure various development and financial obligations. At each of March 31, 2022 and December 31, 2021, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under certain of the letters of credit agreements.
Legal Proceedings
Hunters Point Litigation
In May 2018, residents of the Bayview Hunters Point neighborhood in San Francisco filed a putative class action in San Francisco Superior Court naming Tetra Tech, Inc. and Tetra Tech EC, Inc., an independent contractor hired by the U.S. Navy to conduct testing and remediation of toxic radiological waste at The San Francisco Shipyard (“Tetra Tech”), Lennar and the Company as defendants (the “Bayview Action”). The plaintiffs allege that, among other things, Tetra Tech fraudulently misrepresented its test results and remediation efforts. The plaintiffs are seeking damages against Tetra Tech and the Company and have requested an injunction to prevent the Company and Lennar from undertaking any development activities at The San Francisco Shipyard. Given the preliminary nature of the claims, the Company cannot predict the outcome of the Bayview Action.
Since July 2018, a number of lawsuits have been filed in San Francisco Superior Court on behalf of homeowners in The San Francisco Shipyard, which name Tetra Tech, Lennar and the Company, among others, as defendants (the “Homeowners Action”). The plaintiffs allege that environmental contamination issues at The San Francisco Shipyard were not properly disclosed to them before they purchased their homes. They also allege that Tetra Tech and other defendants (not including the Company) have created a nuisance at The San Francisco Shipyard under California law. They seek damages as well as certain declaratory relief.
All of these cases have been removed to the U.S. District Court for the Northern District of California. The Company believes that it has meritorious defenses to the allegations in all of these cases and may have insurance and indemnification rights against third parties, including related parties, with respect to these claims. In March 2022, the District Court approved the terms of a settlement of the Homeowners Action, including the payment of $6.3 million in damages to be paid out of insurance proceeds under a joint insurance policy held by the Company and Lennar, as well as a dismissal with prejudice to be entered on behalf of the Company. Once the judgment is entered, it will be subject to appeal.
Other
Other than the actions outlined above, the Company is also a party to various other claims, legal actions, and complaints arising in the ordinary course of business, the disposition of which, in the Company’s opinion, will not have a material adverse effect on the Company’s condensed consolidated financial statements.
As a significant land owner and developer of unimproved land it is possible that environmental contamination conditions could exist that would require the Company to take corrective action. In the opinion of the Company, such corrective actions, if any, would not have a material adverse effect on the Company’s condensed consolidated financial statements.

12.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$776	$919

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to liability recognized under TRA	$(1,058)	$(522)
Cash paid for income taxes	$—	$770
Purchase of properties and equipment in accounts payable	$—	$33
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$203,647	$229,670
Restricted cash and certificates of deposit	1,330	1,330
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$204,977	$231,000
Amounts included in restricted cash and certificates of deposit represent amounts held as collateral on open letters of credit related to development obligations or because of other contractual obligations of the Company that require the restriction.
13.    SEGMENT REPORTING
The Company’s reportable segments consist of:
• Valencia—includes the community of Valencia being developed in northern Los Angeles County, California. The Valencia segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers. The Company’s investment in the Valencia Landbank Venture is also reported in the Valencia segment.
• San Francisco—includes the Candlestick and The San Francisco Shipyard communities located on bayfront property in the City of San Francisco, California. The San Francisco segment derives revenues from the sale of residential and commercial land sites to homebuilders, commercial developers and commercial buyers.
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of March 31, 2022, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, sales of homes constructed and marketed under a fee build arrangement, and management services provided by the Company to the Great Park Venture.
• Commercial—includes the operations of the Gateway Commercial Venture, which owns an approximately 189,000 square foot office building at the Five Point Gateway Campus. The Five Point Gateway Campus is an office, medical and research and development campus located within the Great Park Neighborhoods and consists of four buildings and surrounding land. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture. The Gateway Commercial Venture also owns approximately 50 acres of the surrounding commercial land with additional development rights at the campus. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture. As of March 31, 2022, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture at the historical basis of the venture.

     Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)
	Three Months Ended March 31,
	2022	2021	2022	2021
Valencia	$1,159	$592	$(4,827)	$(4,899)
San Francisco	180	149	(669)	94
Great Park	22,424	13,300	(2,071)	(10,921)
Commercial	2,041	2,200	215	579
Total reportable segments	25,804	16,241	(7,352)	(15,147)
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(18,980)	(960)	2,831	12,484
Gateway Commercial Venture (1)	(1,938)	(2,101)	(112)	(480)
Add equity in (losses) earnings from unconsolidated entities—
Great Park Venture	—	—	(1,301)	(3,916)
Gateway Commercial Venture	—	—	84	360
Corporate and unallocated (2)	—	—	(30,919)	(14,346)
Total consolidated balances	$4,886	$13,180	$(36,769)	$(21,045)

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
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses and restructuring expenses.
Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	March 31, 2022	December 31, 2021
Valencia	$914,672	$878,399
San Francisco	1,286,498	1,275,510
Great Park	989,508	988,444
Commercial	104,325	104,400
Total reportable segments	3,295,003	3,246,753
Reconciling items:
Removal of unconsolidated balances of Great Park Venture (1)	(863,740)	(859,789)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(104,325)	(104,366)
Other eliminations (2)	(596)	(2,500)
Add investment balance in Great Park Venture	319,973	321,274
Add investment balance in Gateway Commercial Venture	49,531	49,447
Corporate and unallocated (3)	227,496	292,091
Total consolidated balances	$2,923,342	$2,942,910

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
(3) Corporate and unallocated assets consist of cash and cash equivalents, receivables, right-of-use assets and prepaid expenses.

14.     SHARE-BASED COMPENSATION
The following table summarizes share-based equity compensation activity for the three months ended March 31, 2022:

	Share-Based Awards (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2022	2,640	$6.38
Granted	213	$6.01
Forfeited	(834)	$2.96
Vested	(940)	$7.86
Nonvested at March 31, 2022	1,079	$6.66
Share-based compensation expense was $4.1 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. In February 2022, the Company accelerated the expense attributed to the outstanding restricted share awards of two former officers of the Company resulting from a modification of the required service condition of the awards (see Note 2). As a result, for the three months ended March 31, 2022, share-based compensation expense of $3.0 million is included in restructuring expense and $1.1 million is included in selling, general, and administrative expenses on the accompanying condensed consolidated statement of operations. All share-based compensation for the three months ended March 31, 2021 is included in selling, general, and administrative expenses on the accompanying condensed consolidated statement of operations.
The estimated fair value at vesting of share based awards that vested during the three months ended March 31, 2022 was $6.2 million. In January 2022 and 2021, the Company reacquired vested restricted Class A common shares for $2.7 million and $2.0 million, respectively, for the purpose of settling tax withholding obligations of employees. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.
15.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The components of net periodic benefit for the three months ended March 31, 2022 and 2021, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net periodic benefit:
Interest cost	$136	$128
Expected return on plan assets	(261)	(290)
Amortization of net actuarial loss	13	28
Net periodic benefit	$(112)	$(134)
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
Other than a small income tax provision attributed to one of the Company’s consolidated subsidiary corporations, during the three months ended March 31, 2022, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $36.8 million. In the three months ended March 31, 2021, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $21.0 million. The effective tax rates for the three months ended March 31, 2022 and 2021, differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the Company’s valuation allowance on its book losses, disallowance of executive compensation expenses not deductible for tax, and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.

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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both March 31, 2022 and December 31, 2021.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At March 31, 2022, the estimated fair value of notes payable, net was $641.4 million compared to a carrying value of $619.5 million. At December 31, 2021, the estimated fair value of notes payable, net was $655.6 million compared to a carrying value of $619.1 million. During the three months ended March 31, 2022 and 2021, the Company had no assets that were measured at fair value on a nonrecurring basis.
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
No distributions on common shares were declared for the three months ended March 31, 2022 or 2021.
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

The following table summarizes the basic and diluted loss per share calculations for the three months ended March 31, 2022 and 2021 (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to the Company	$(17,130)	$(9,779)
Adjustments to net loss attributable to the Company	122	113
Net loss attributable to common shareholders	$(17,008)	$(9,666)
Numerator—basic common shares:
Numerator for basic net loss available to Class A common shareholders	$(17,002)	$(9,663)
Numerator for basic net loss available to Class B common shareholders	$(6)	$(3)
Numerator—diluted common shares:
Net loss attributable to common shareholders	$(17,008)	$(9,666)
Reallocation of loss upon assumed exchange of dilutive potential securities	(477)	—
Allocation of diluted net loss among common shareholders	$(17,485)	$(9,666)
Numerator for diluted net loss available to Class A common shareholders	$(17,479)	$(9,663)
Numerator for diluted net loss available to Class B common shareholders	$(6)	$(3)
Denominator:
Basic weighted average Class A common shares outstanding	68,167,586	67,288,860
Diluted weighted average Class A common shares outstanding	70,050,872	67,288,860
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,233,544
Basic loss per share:
Class A common shares	$(0.25)	$(0.14)
Class B common shares	$(0.00)	$(0.00)
Diluted loss per share:
Class A common shares	$(0.25)	$(0.14)
Class B common shares	$(0.00)	$(0.00)

Anti-dilutive potential Performance RSUs	—	322,366
Anti-dilutive potential Restricted Shares (weighted average)	1,037,064	846,509
Anti-dilutive potential Performance Restricted Shares (weighted average)	100,292	657,892
Anti-dilutive potential Class A common shares from exchanges (weighted average)	76,120,180	79,257,314

19.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $1.9 million and $2.0 million at March 31, 2022 and December 31, 2021, respectively, net of tax benefits of $0.5 million and $0.5 million, respectively. At March 31, 2022 and December 31, 2021, the Company held a full valuation allowance related to the accumulated tax benefits. Accumulated other comprehensive loss of $1.2 million and $1.2 million is included in noncontrolling interests at March 31, 2022 and December 31, 2021, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss attributable to the Company related to amortization of net actuarial losses were approximately $8,000 and $17,000, net of taxes, for the three months ended March 31, 2022 and 2021, respectively, and are included in other miscellaneous income in the accompanying condensed consolidated statements of operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 of this report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. “Us,” “we,” and “our” refer to Five Point Holdings, LLC, together with its consolidated subsidiaries. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as other risks and uncertainties detailed from time to time in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission. Actual results could differ materially from those set forth in any forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of March 31, 2022, approximately 62.5% of the operating company. The operating company directly or indirectly owns equity interests in:
•Five Point Land, LLC, which owns The Newhall Land & Farming Company, a California limited partnership, the entity that is developing Valencia, our community in northern Los Angeles County, California;
•The Shipyard Communities, LLC (the “San Francisco Venture”), which is developing Candlestick and The San Francisco Shipyard, our communities in the City of San Francisco, California;
•Heritage Fields LLC (the “Great Park Venture”), which is developing Great Park Neighborhoods, our community in Orange County, California;
•Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), which owns portions of the Five Point Gateway Campus, a commercial office, research and development and medical campus located within the Great Park Neighborhoods; and
•Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which provide development and property management services for the Great Park Neighborhoods and the Five Point Gateway Campus.
The operating company consolidates and controls the management of all of these entities except for the Great Park Venture and the Gateway Commercial Venture. The operating company owns a 37.5% percentage interest in the Great Park Venture and a 75% interest in the Gateway Commercial Venture and accounts for its interest in both using the equity method.
Operational Highlights
At Valencia, by March 31, 2022, our guest builders had opened 15 of our initial 18 neighborhoods for home sales and sold 211 homes during the first quarter, increasing total homes sold to 557 since sales began in May 2021.
At the Great Park Neighborhoods, in which we have a 37.5% percentage interest and manage all aspects of the development cycle, our guest builders are approaching sell-out of our currently selling, approximately 700 home, neighborhood, named “Rise.” At March 31, 2022, approximately 50 homes remained to be sold at Rise. Our next neighborhood, “Solis Park,” consisting of approximately 850 homes, is planned to open for home sales this summer. During the three months ended March 31, 2022, builders sold a total of 94 homes at the Great Park Neighborhoods.
The initial term of our development management agreement with the Great Park Venture expired on December 31, 2021 but has been extended by mutual agreement of the parties through May 16, 2022. We are currently in discussions with the other members of the Great Park Venture regarding renewal of the agreement. While we currently expect the development management agreement to be renewed, we can provide no assurance as to the terms or timing of any such renewal, or that such renewal will be completed at all.
In response to the COVID-19 pandemic, we took immediate steps to protect the health and well-being of our associates and to preserve the financial strength of the Company. Through two years of uncertainty and disruption on local, national and global economies, we were able to maintain steady staffing levels across all our California locations. During the first quarter of 2022, we reassessed our staffing needs, resulting in layoffs affecting all of our locations. As a result of these layoffs and additional voluntary resignations, headcount has been reduced by approximately 29% since the beginning of 2022. We expect to see significant cost savings in the balance of 2022 as a result of our reduced headcount. Beginning in mid-April, the substantial majority of our associates returned back to our offices on a hybrid schedule. When working remotely, our associates have access to necessary systems and resources to ensure business continuity.

Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
The following table summarizes our consolidated historical results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$557	$22
Land sales—related party	1	19
Management services—related party	3,547	12,439
Operating properties	781	700
Total revenues	4,886	13,180
Costs and expenses
Land sales	—	—
Management services	2,684	10,777
Operating properties	1,839	1,585
Selling, general, and administrative	16,791	19,538
Restructuring	19,437	—
Total costs and expenses	40,751	31,900
Other income
Interest income	21	27
Miscellaneous	112	1,204
Total other income	133	1,231
Equity in loss from unconsolidated entities	(1,032)	(3,556)
Loss before income tax (provision) benefit	(36,764)	(21,045)
Income tax (provision) benefit	(5)	—
Net loss	(36,769)	(21,045)
Less net loss attributable to noncontrolling interests	(19,639)	(11,266)
Net loss attributable to the company	$(17,130)	$(9,779)
Revenues. Revenues decreased by $8.3 million, or 62.9%, to $4.9 million for the three months ended March 31, 2022, from $13.2 million for the three months ended March 31, 2021. The decrease in revenue during the three months ended March 31, 2022 was primarily due to a decrease in management services revenue at our Great Park segment.
Cost of management services. Cost of management services decreased by $8.1 million, or 75.1%, to $2.7 million for the three months ended March 31, 2022, from $10.8 million for the three months ended March 31, 2021. The decrease was primarily due to a decrease in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $2.7 million, or 14.1%, to $16.8 million for the three months ended March 31, 2022, from $19.5 million for the three months ended March 31, 2021. The decrease was mainly attributable to a decrease in employee related expenses.

Restructuring. On February 9, 2022, Daniel Hedigan was appointed as our Chief Executive Officer. Preceding Mr. Hedigan’s appointment, Emile Haddad stepped down from his roles as Chairman, Chief Executive Officer and President effective as of September 30, 2021 and transitioned into a senior advisory role pursuant to a three-year advisory agreement. Mr. Haddad remains a member of the Board of Directors serving as Chairman Emeritus. Concurrent with Mr. Hedigan’s appointment, Lynn Jochim transitioned from her position as President and Chief Operating Officer into an advisory role pursuant to a three-year advisory agreement. Upon the appointment of Mr. Hedigan as our Chief Executive Officer, we accrued a related party liability of $15.6 million attributed to advisory agreement payments due to Mr. Haddad and Ms. Jochim. In addition, we determined the service condition associated with Mr. Haddad and Ms. Jochim’s unvested restricted share awards had been modified. As a result of this modification, we recognized approximately $3.0 million in additional restructuring costs during the three months ended March 31, 2022.
In addition to our executive management restructuring activities, we have had an approximately 29% reduction in headcount since the end of 2021. Most of the reductions were the result of company-wide layoffs that occurred at the end of the first quarter of 2022. During the three months ended March 31, 2022, we incurred $0.9 million in restructuring costs for estimated severance benefits from these layoffs.
Equity in loss from unconsolidated entities. Our consolidated results reflect our share in the earnings or losses of our interests in our unconsolidated entities, including the Great Park Venture and the Gateway Commercial Venture, within equity in earnings from unconsolidated entities on our condensed consolidated statement of operations. Our segment results for the Great Park segment and the Commercial segment present the results of the Great Park Venture and the Gateway Commercial Venture at the book basis of the ventures within the respective segments.
Equity in loss from unconsolidated entities decreased to $1.0 million for the three months ended March 31, 2022, from loss of $3.6 million for the three months ended March 31, 2021. The decrease was primarily due to a lower equity in loss from the Great Park Venture resulting from income generated from home sales by the Great Park Venture in 2022.
Income taxes. Other than a small tax provision incurred by one of our consolidated subsidiary corporations, pre-tax loss of $36.8 million for the three months ended March 31, 2022 resulted in no tax benefit (after application of an increase in the Company’s valuation allowance of $4.2 million). We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at March 31, 2022, it was more likely than not that the net deferred tax asset was not realizable and resulted in a net deferred tax liability after application of the valuation allowance. Pre-tax loss for the three months ended March 31, 2021 of $21.0 million resulted in no tax benefit (after application of an increase in the Company’s valuation allowance of $2.1 million). Our effective tax rate, before changes in valuation allowance, for the three months ended March 31, 2022 was substantially similar to our effective tax rate, before changes in valuation allowance, for the three months ended March 31, 2021.
Net loss attributable to noncontrolling interests. Until exchanged for our class A common shares or, at our election, cash, noncontrolling interests represent interests held by other partners in the operating company and members of the San Francisco Venture. Net loss attributable to the noncontrolling interests on the condensed consolidated statement of operations represents the portion of losses attributable to the interests in our subsidiaries held by the noncontrolling interests.
Segment Results and Financial Information
Our four reportable operating segments include our three community segments, Valencia, San Francisco and Great Park, and our Commercial segment:
•Our Valencia segment includes operating results related to the Valencia community and agricultural operations in Los Angeles and Ventura Counties, California. Our investment in the Valencia Landbank Venture is also reported in the Valencia segment.
•Our San Francisco segment includes operating results for the Candlestick and The San Francisco Shipyard communities.
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

The following tables reconcile the results of operations of our segments to our consolidated results for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$557	$—	$330	$—	$887	$—	$887	$(330)	$557
Land sales—related party	1	—	1,489	—	1,490	—	1,490	(1,489)	1
Home sales	—	—	17,161	—	17,161	—	17,161	(17,161)	—
Management services—related party(2)	—	—	3,444	103	3,547	—	3,547	—	3,547
Operating properties	601	180	—	1,938	2,719	—	2,719	(1,938)	781
Total revenues	1,159	180	22,424	2,041	25,804	—	25,804	(20,918)	4,886
COSTS AND EXPENSES:
Land sales	—	—	—	—	—	—	—	—	—
Home sales	—	—	12,902	—	12,902	—	12,902	(12,902)	—
Management services(2)	—	—	2,684	—	2,684	—	2,684	—	2,684
Operating properties	1,839	—	—	440	2,279	—	2,279	(440)	1,839
Selling, general, and administrative	4,444	849	7,561	1,079	13,933	11,498	25,431	(8,640)	16,791
Restructuring	—	—	—	—	—	19,437	19,437	—	19,437
Management fees—related party	—	—	1,503	—	1,503	—	1,503	(1,503)	—
Total costs and expenses	6,283	849	24,650	1,519	33,301	30,935	64,236	(23,485)	40,751
OTHER INCOME (EXPENSE):
Interest income	—	—	155	—	155	21	176	(155)	21
Interest expense	—	—	—	(307)	(307)	—	(307)	307	—
Miscellaneous	112	—	—	—	112	—	112	—	112
Total other income (expense)	112	—	155	(307)	(40)	21	(19)	152	133
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	185	—	—	—	185	—	185	(1,217)	(1,032)
SEGMENT (LOSS) PROFIT/LOSS BEFORE INCOME TAX PROVISION	(4,827)	(669)	(2,071)	215	(7,352)	(30,914)	(38,266)	1,502	(36,764)
INCOME TAX PROVISION	—	—	—	—	—	(5)	(5)	—	(5)
SEGMENT (LOSS) PROFIT/NET LOSS	$(4,827)	$(669)	$(2,071)	$215	$(7,352)	$(30,919)	$(38,271)	$1,502	$(36,769)
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

	Three Months Ended March 31, 2021
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$22	$—	$741	$—	$763	$—	$763	$(741)	$22
Land sales—related party	19	—	219	—	238	—	238	(219)	19
Management services—related party(2)	—	—	12,340	99	12,439	—	12,439	—	12,439
Operating properties	551	149	—	2,101	2,801	—	2,801	(2,101)	700
Total revenues	592	149	13,300	2,200	16,241	—	16,241	(3,061)	13,180
COSTS AND EXPENSES:
Land sales	—	—	—	—	—	—	—	—	—
Management services(2)	—	—	10,777	—	10,777	—	10,777	—	10,777
Operating properties	1,585	—	—	159	1,744	—	1,744	(159)	1,585
Selling, general, and administrative	4,040	1,125	7,568	1,159	13,892	14,373	28,265	(8,727)	19,538
Management fees—related party	—	—	6,118	—	6,118	—	6,118	(6,118)	—
Total costs and expenses	5,625	1,125	24,463	1,318	32,531	14,373	46,904	(15,004)	31,900
OTHER INCOME (EXPENSE):
Interest income	—	—	242	—	242	27	269	(242)	27
Interest expense	—	—	—	(303)	(303)	—	(303)	303	—
Miscellaneous	134	1,070	—	—	1,204	—	1,204	—	1,204
Total other income (expense)	134	1,070	242	(303)	1,143	27	1,170	61	1,231
EQUITY IN LOSS FROM UNCONSOLIDATED ENTITIES	—	—	—	—	—	—	—	(3,556)	(3,556)
SEGMENT (LOSS) PROFIT/LOSS BEFORE INCOME TAX BENEFIT	(4,899)	94	(10,921)	579	(15,147)	(14,346)	(29,493)	8,448	(21,045)
INCOME TAX BENEFIT	—	—	—	—	—	—	—	—	—
SEGMENT (LOSS) PROFIT/NET LOSS	$(4,899)	$94	$(10,921)	$579	$(15,147)	$(14,346)	$(29,493)	$8,448	$(21,045)
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
Selling, general, and administrative. Selling, general, and administrative expenses increased by $0.4 million, or 10.0%, to $4.4 million for the three months ended March 31, 2022, from $4.0 million for the three months ended March 31, 2021. The increase was mainly attributable to an increase in community related selling and marketing expenses in support of the first development area in Valencia.
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
Our development at Candlestick and The San Francisco Shipyard is not subject to San Francisco’s Proposition M growth control measure, which imposes annual limitations on office development and is applicable to all other developers with projects in the city. This means the full amount of permitted commercial square footage at Candlestick and The San Francisco Shipyard can be constructed as we determine, including all at once, even though Proposition M may delay new office developments elsewhere in San Francisco. In 2018, our disposition and development agreement with the City of San Francisco was amended to increase the total amount of commercial use at Candlestick and The San Francisco Shipyard by over two million square feet and to increase our total commercial space to approximately 6.3 million square feet.
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
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $0.3 million, or 24.5%, to $0.8 million for the three months ended March 31, 2022, from $1.1 million for the three months ended March 31, 2021. The decrease was mainly attributable to a decrease in legal and employee related expenses.
Great Park Segment
We have a 37.5% percentage interest in the Great Park Venture, and we account for our investment using the equity method of accounting. We have a controlling interest in the management company, an entity which performs development management services at Great Park Neighborhoods. We do not include the Great Park Venture as a consolidated subsidiary in our condensed consolidated financial statements. However, because of the relationship between the management company and the Great Park Venture, we assess our investment in the Great Park Venture based on the financial information for the Great Park Venture in its entirety, and not just our equity interest in it. As a result, our Great Park segment consists of the operations of both the Great Park Venture and the development management services provided by the management company at the Great Park Venture.
Great Park Neighborhoods consists of approximately 2,100 acres in Orange County and is being built around the approximately 1,300 acre Orange County Great Park, a metropolitan public park that is under construction. Great Park Neighborhoods is designed to include approximately 10,500 homesites and approximately 4.9 million square feet of commercial space.
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions. The holders of percentage interests are entitled to all other distributions. As of March 31, 2022, the Great Park Venture had fully satisfied the $476.0 million priority distribution rights, and the remaining maximum participating legacy interest distribution rights were $82.7 million. The remaining $82.7 million legacy interest will be paid on a pro-rata basis, with approximately 10% of future distributions paid to the holders of legacy interests and approximately 90% of such distributions paid to the holders of the percentage interests, until such time as the remaining balance has been fully paid.

Home Sale Revenues. The Great Park Venture has a fee build agreement with an unrelated third party (“Fee Builder”) that the Great Park Venture contracted to build and act as a sales agent for 38 homesites within the Great Park Neighborhoods. The Fee Builder initially incurs all costs to build, market and sell the residential homes, and the Great Park Venture reimburses the Fee Builder as construction progresses and pays the Fee Builder certain fees during the construction phase of the homes and when homes are sold to homebuyers. During the three months ended March 31, 2022, the Great Park Venture closed the sales of nine homes to homebuyers generating $17.2 million in home sale revenues.
Cost of Home Sales. Cost of home sales includes an allocation of land basis for each home sold in addition to home construction costs the Great Park Venture reimburses to the Fee Builder and fees paid to the Fee Builder for the services provided. During the three months ended March 31, 2022, the Great Park Venture recognized $12.9 million in cost of home sales.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. The decrease in management services related party revenue was mainly attributable to no variable incentive compensation revenue recognized during the three months ended March 31, 2022.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses decreased by $8.1 million, or 75.1%, to $2.7 million for the three months ended March 31, 2022, from $10.8 million for the three months ended March 31, 2021. The decrease was mainly attributable to no intangible asset amortization expense recognized during the three months ended March 31, 2022.
Management fees—related party. Management fees decreased by $4.6 million, or 75.4%, to $1.5 million for the three months ended March 31, 2022, from $6.1 million for the three months ended March 31, 2021. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The decrease in management fees—related party was mainly attributable to no incentive compensation fees recognized during the three months ended March 31, 2022.
The table below reconciles the Great Park segment results to the equity in loss from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Segment net loss from operations	$(2,071)	$(10,921)
Less net income of management company attributed to the Great Park segment	760	1,563
Net loss of the Great Park Venture	(2,831)	(12,484)
The Company’s share of net loss of the Great Park Venture	(1,062)	(4,682)
Basis difference (amortization) accretion	(239)	766
Equity in loss from the Great Park Venture	$(1,301)	$(3,916)

Commercial Segment
We have a 75% interest in the Gateway Commercial Venture that is held through a wholly owned subsidiary of the operating company, and we serve as the manager of the Gateway Commercial Venture. However, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by us and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. We do not include the Gateway Commercial Venture as a consolidated subsidiary in our condensed consolidated financial statements. However, as a result of our 75% economic interest and our role as manager, we assess our investment in the Gateway Commercial Venture based on the financial information of the Gateway Commercial Venture in its entirety, and we include the Gateway Commercial Venture’s financial results within the Commercial segment. Additionally, the management company has been engaged by the Gateway Commercial Venture to provide property management services to the Five Point Gateway Campus. We include the management company’s results of operations related to these property management services within the Commercial segment.
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
The table below reconciles the Commercial segment results to the equity in earnings from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Segment net income from operations	$215	$579
Less net income of management company attributed to the Commercial segment	103	99
Net income of the Gateway Commercial Venture	112	480
Equity in earnings from the Gateway Commercial Venture	$84	$360

Liquidity and Capital Resources
As of March 31, 2022, we had $203.6 million of consolidated cash and cash equivalents compared to $265.5 million at December 31, 2021. As of March 31, 2022, no funds had been drawn on the operating company’s $125.0 million unsecured revolving credit facility. However, letters of credit of $0.3 million are issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.7 million.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. Reimbursement payments may be deferred when our related party receives an extension on the maturity date of the associated EB-5 loan liability. Our related party has a history of receiving maturity date extensions, however, such further extensions are not within our control and there can be no assurance that any such extensions will be obtained in the future.
The development stages of our communities continue to require significant cash outlays on both a short-term and long-term basis, and we expect to invest significant amounts on continued horizontal development at Valencia over the next 12 months. We manage our development activities and expenditures to coincide with projected demand for homesites by our guest builders with the objective of maintaining an appropriate level of liquidity. We expect to meet our cash requirements for at least the next 12 months with available cash, in addition to proceeds from land sales in Valencia, distributions from our unconsolidated entities and collection of management fees under our management agreement with the Great Park Venture. The initial term of our development management agreement has been extended by mutual agreement of the parties through May 16, 2022. While we currently expect the development management agreement to be renewed, if we are unable to reach agreement on a renewal, or if the terms of any such renewal are less favorable to the company, our short-term cash flows may be negatively impacted. We still expect, however, to be able to meet both short-term and long-term cash obligations with our other sources of cash.

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
We had outstanding performance bonds of $288.0 million as of March 31, 2022 predominantly related to our Valencia community.
At March 31, 2022, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Outstanding LOCs totaled $1.3 million at both March 31, 2022 and December 31, 2021. At both March 31, 2022 and December 31, 2021, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of March 31, 2022, we were using approximately $0.3 million in capacity under the revolving credit facility to support LOCs.
Summary of Cash Flows
The following table outlines the primary components of net cash (used in) provided by operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating activities	$(57,969)	$(52,496)
Investing activities	484	(48)
Financing activities	(4,330)	(15,930)
Cash Flows from Operating Activities. Net cash used in operating activities increased by $5.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and selling, general, and administrative costs.
Cash Flows from Investing Activities. Net cash from investing activities increased by $0.5 million for the three months ended March 31, 2022 compared to net cash used in investing activities for the three months ended March 31, 2021.
For the three months ended March 31, 2022, we received a distribution of $0.5 million from the Valencia Landbank Venture, which is reflected as a return of our investment in the statement of cash flows.
Cash Flows from Financing Activities. Net cash used in financing activities was $4.3 million for the three months ended March 31, 2022 compared to $15.9 million net cash used in financing activities for the three months ended March 31, 2021.
We used $2.7 million and $2.0 million during the three months ended March 31, 2022 and 2021, respectively, to net settle share-based compensation awards with employees for tax withholding purposes. For the three months ended March 31, 2022 and 2021, in accordance with the operating company's Limited Partnership Agreement, we made noncontrolling interest tax distributions of $0.4 million and $2.9 million (net of amounts distributable to us as a partner of the operating company), respectively. We also made payments of $1.2 million and $11.0 million to reduce our related party reimbursement obligation during the three months ended March 31, 2022 and 2021, respectively.

Changes in Capital Structure
During the three months ended March 31, 2022, our ownership percentage in the operating company decreased to 62.5%, primarily due to our reacquisition of approximately 0.4 million restricted Class A common shares from employees for income tax withholding purposes upon vesting and the forfeiture of approximately 0.8 million restricted Class A common shares held by employees that did not vest. Offsetting was our issuance of shared-based compensation in the form of 0.2 million restricted Class A common shares. The issuances, settlements and forfeitures resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Class A units of the operating company:
Held by us	69,068,354	70,107,552
Held by noncontrolling interest members	41,363,271	41,363,271
	110,431,625	111,470,823
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	148,301,898	149,341,096
At March 31, 2022, we had 79,233,544 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed at our election for our Class A common shares or cash.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2022 as compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
As of March 31, 2022, we had outstanding consolidated net indebtedness of $619.5 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and our Interim Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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
ITEM 1A.     Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition and results of operations. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the three months ended March 31, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2022 to January 31, 2022	417,716	$6.55	—	—
February 1, 2022 to February 28, 2022	—	—	—	—
March 1, 2022 to March 31, 2022	—	—	—	—
	417,716	$6.55	—	—
(1) Represents shares repurchased by the Company pursuant to provisions in agreements with recipients of restricted shares granted under our equity compensation plan that allow the Company to repurchase, or the recipient to deliver to us, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.
ITEM 3.     Defaults Upon Senior Securities
None
ITEM 4.    Mine Safety Disclosures
Not Applicable
ITEM 5.     Other Information
None

ITEM 6.     Exhibits

Exhibit	Exhibit Description

10.1+*	Employment Transition Agreement, dated as of February 9, 2022, by and among Lynn Jochim, Five Point Operating Company, LP, Five Point Communities Management, Inc., and Five Point Holdings, LLC.

10.2+*	Advisory Agreement, dated as of February 14, 2022, by and between Lynn Jochim and Five Point Operating Company, LP.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+    Management contract or compensatory plan or arrangement
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE POINT HOLDINGS, LLC

By:	/s/ Daniel Hedigan
Daniel Hedigan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leo Kij
Leo Kij
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 9, 2022