Form 10-Q
period 2022-09-30
Five Point Holdings, LLC
filed 2022-10-31
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2022, 69,068,354 Class A common shares and 79,233,544 Class B common shares were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
INVENTORIES	$2,229,525	$2,096,824
INVESTMENT IN UNCONSOLIDATED ENTITIES	367,486	374,553
PROPERTIES AND EQUIPMENT, NET	30,558	31,466
INTANGIBLE ASSET, NET—RELATED PARTY	45,969	51,405
CASH AND CASH EQUIVALENTS	86,379	265,462
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	1,330	1,330
RELATED PARTY ASSETS	104,887	101,818
OTHER ASSETS	18,959	20,052
TOTAL	$2,885,093	$2,942,910

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$620,267	$619,116
Accounts payable and other liabilities	107,364	115,374
Related party liabilities	99,913	95,918
Deferred income tax liability, net	12,998	12,998
Payable pursuant to tax receivable agreement	173,068	174,126
Total liabilities	1,013,610	1,017,532

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: September 30, 2022—69,068,354 shares; December 31, 2021—70,107,552 shares
Class B common shares; No par value; Issued and outstanding: September 30, 2022—79,233,544 shares; December 31, 2021—79,233,544 shares
Contributed capital	586,954	587,587
Retained earnings	22,109	48,789
Accumulated other comprehensive loss	(1,917)	(1,952)
Total members’ capital	607,146	634,424
Noncontrolling interests	1,239,337	1,265,954
Total capital	1,846,483	1,900,378
TOTAL	$2,885,093	$2,942,910

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Land sales	$72	$10,000	$643	$10,087
Land sales—related party	2,817	17	4,529	73
Management services—related party	12,108	10,156	18,358	30,242
Operating properties	419	522	2,165	1,777
Total revenues	15,416	20,695	25,695	42,179
COSTS AND EXPENSES:
Land sales	—	—	—	—
Management services	7,488	8,075	12,372	24,700
Operating properties	1,580	2,095	5,797	5,098
Selling, general, and administrative	12,030	20,757	41,472	59,513
Restructuring	—	—	19,437	—
Total costs and expenses	21,098	30,927	79,078	89,311
OTHER INCOME:
Interest income	307	21	445	74
Miscellaneous	112	1,516	336	3,833
Total other income	419	1,537	781	3,907
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(4,265)	485	(4,654)	9,048
LOSS BEFORE INCOME TAX PROVISION	(9,528)	(8,210)	(57,256)	(34,177)
INCOME TAX PROVISION	(3)	—	(16)	(5)
NET LOSS	(9,531)	(8,210)	(57,272)	(34,182)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5,092)	(4,362)	(30,592)	(18,266)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(4,439)	$(3,848)	$(26,680)	$(15,916)

NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$(0.06)	$(0.06)	$(0.39)	$(0.23)
Diluted	$(0.07)	$(0.06)	$(0.39)	$(0.23)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	68,514,843	67,429,394	68,393,923	67,376,746
Diluted	68,879,642	67,429,394	68,758,722	67,376,746
NET LOSS ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,233,544	79,233,544	79,233,544

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET LOSS	$(9,531)	$(8,210)	$(57,272)	$(34,182)
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net loss	13	27	39	83
Other comprehensive income before taxes	13	27	39	83
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	—	—	—	—
OTHER COMPREHENSIVE INCOME—Net of tax	13	27	39	83
COMPREHENSIVE LOSS	(9,518)	(8,183)	(57,233)	(34,099)
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5,087)	(4,352)	(30,577)	(18,235)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(4,431)	$(3,831)	$(26,656)	$(15,864)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - June 30, 2022	69,068,354	79,233,544	$586,267	$26,548	$(1,925)	$610,890	$1,244,424	$1,855,314
Net loss	—	—	—	(4,439)	—	(4,439)	(5,092)	(9,531)
Share-based compensation expense	—	—	687	—	—	687	—	687
Other comprehensive income—net of tax of $0	—	—	—	—	8	8	5	13
BALANCE - September 30, 2022	69,068,354	79,233,544	$586,954	$22,109	$(1,917)	$607,146	$1,239,337	$1,846,483

BALANCE - June 30, 2021	68,758,347	79,233,544	$577,949	$30,153	$(2,793)	$605,309	$1,251,604	$1,856,913
Net loss	—	—	—	(3,848)	—	(3,848)	(4,362)	(8,210)
Share-based compensation expense	—	—	1,762	—	—	1,762	—	1,762
Issuance of share-based compensation awards, net of forfeitures	1,349,205	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	17	17	10	27
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(1,246)	(1,246)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(1,400)	—	—	(1,400)	—	(1,400)
Adjustment of noncontrolling interest in the Operating Company	—	—	5,579	—	(21)	5,558	(5,558)	—
BALANCE - September 30, 2021	70,107,552	79,233,544	$583,890	$26,305	$(2,797)	$607,398	$1,240,448	$1,847,846

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2021	70,107,552	79,233,544	$587,587	$48,789	$(1,952)	$634,424	$1,265,954	$1,900,378
Net loss	—	—	—	(26,680)	—	(26,680)	(30,592)	(57,272)
Share-based compensation expense	—	—	5,451	—	—	5,451	—	5,451
Reacquisition of share-based compensation awards for tax-withholding purposes	(417,716)	—	(2,736)	—	—	(2,736)	—	(2,736)
Forfeitures of share-based compensation awards, net of issuances	(621,482)	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	24	24	15	39
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(435)	(435)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	1,058	—	—	1,058	—	1,058
Adjustment of noncontrolling interest in the Operating Company	—	—	(4,406)	—	11	(4,395)	4,395	—
BALANCE - September 30, 2022	69,068,354	79,233,544	$586,954	$22,109	$(1,917)	$607,146	$1,239,337	$1,846,483

BALANCE - December 31, 2020	69,051,284	79,233,544	$578,278	$42,221	$(2,833)	$617,666	$1,267,432	$1,885,098
Net loss	—	—	—	(15,916)	—	(15,916)	(18,266)	(34,182)
Share-based compensation expense	—	—	4,201	—	—	4,201	—	4,201
Reacquisition of share-based compensation awards for tax-withholding purposes	(324,905)	—	(2,047)	—	—	(2,047)	—	(2,047)
Issuance of share-based compensation awards, net of forfeitures	1,381,173	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	52	52	31	83
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(4,429)	(4,429)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(878)	—	—	(878)	—	(878)
Adjustment of noncontrolling interest in the Operating Company	—	—	4,336	—	(16)	4,320	(4,320)	—
BALANCE - September 30, 2021	70,107,552	79,233,544	$583,890	$26,305	$(2,797)	$607,398	$1,240,448	$1,847,846

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,272)	$(34,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss (earnings) from unconsolidated entities	4,654	(9,048)
Depreciation and amortization	9,763	19,713
Gain on distribution from indirect Legacy Interest in Great Park Venture—related party	—	(978)
Share-based compensation	5,451	4,201
Changes in operating assets and liabilities:
Inventories	(131,288)	(175,022)
Related party assets	(4,778)	5,334
Other assets	(878)	2,046
Accounts payable and other liabilities	(7,866)	23,128
Related party liabilities	7,191	2,507
Net cash used in operating activities	(175,023)	(162,301)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	—	76,623
Return of investment from Valencia Landbank Venture	2,464	932
Contribution to Valencia Landbank Venture	(95)	(125)
Distribution from indirect Legacy Interest in Great Park Venture—related party	—	1,020
Purchase of properties and equipment	(62)	(137)
Net cash provided by investing activities	2,307	78,313
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	—	(686)
Related party reimbursement obligation	(3,196)	(15,860)
Reacquisition of share-based compensation awards for tax-withholding purposes	(2,736)	(2,047)
Tax distributions to noncontrolling interests	(435)	(4,429)
Net cash used in financing activities	(6,367)	(23,022)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(179,083)	(107,010)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	266,792	299,474
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$87,709	$192,464
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
The Company has an entity structure in which the Company’s two largest equity owners, Lennar Corporation (“Lennar”) and Castlelake, LP (“Castlelake”), and the Company’s founder and Chairman Emeritus, Emile Haddad, separately hold, in addition to interests in the Company’s common shares, equity interests in either or both the Operating Company or the San Francisco Venture that can be exchanged for, at the Company’s option, either the Company’s Class A common shares or cash. The diagram below presents a simplified depiction of the Company’s organizational structure as of September 30, 2022:

Five Point Holdings, LLC
Lennar, Castlelake and Emile Haddad
Limited Partner
Managing General Partner
Five Point Opco GP, LLC
Five Point Operating Company, LP (1)
Manager 100% Class B (2)
100% (3)
Administrative Member 37.5% (4)
Manager 75% (5)
San Francisco Venture
FPL
Great Park Venture
Gateway Commercial Venture
Candlestick and The San Francisco Shipyard
Valencia
Great Park Neighborhoods
Five Point Gateway Campus

(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of September 30, 2022, the Company owned approximately 62.5% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Until Class A Common Units of the Operating Company are exchanged or redeemed, the capital associated with Class A Common Units of the Operating Company not held by the Holding Company is presented within "noncontrolling interests" on the Company’s condensed consolidated balance sheet. Assuming the exchange of all outstanding Class A Common Units of the Operating Company and all outstanding Class A units of the San Francisco Venture (see (2)

below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on October 21, 2022 ($2.29), the equity market capitalization of the Company was approximately $339.7 million.
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
(4) Interests in Heritage Fields LLC, a Delaware limited liability company (the “Great Park Venture”), are either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests were entitled to receive priority distributions up to an aggregate amount of $565.0 million, of which $482.3 million had been distributed as of October 21, 2022 (See Note 4). The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in its condensed consolidated financial statements.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results and cash flows that may be expected for the fourth quarter or the full year.
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
On February 9, 2022, Daniel Hedigan was appointed as the Company’s Chief Executive Officer. Preceding Mr. Hedigan’s appointment, Emile Haddad stepped down from his roles as Chairman, Chief Executive Officer and President effective as of September 30, 2021 and transitioned into a senior advisory role pursuant to a three-year advisory agreement. Mr. Haddad remains a member of the Board of Directors serving as Chairman Emeritus. Concurrent with Mr. Hedigan’s appointment, Lynn Jochim transitioned from her position as President and Chief Operating Officer into an advisory role pursuant to a three-year advisory agreement (see Note 8). Upon the appointment of Mr. Hedigan as the Company’s Chief Executive Officer, the Company accrued a related party liability of $15.6 million attributed to advisory agreement payments due to Mr. Haddad and Ms. Jochim. In addition, the Company determined the service condition associated with Mr. Haddad and Ms. Jochim’s unvested restricted share awards had been modified (see Note 14). As a result of this modification, the Company recognized approximately $3.0 million in share-based compensation expense as a restructuring cost during the nine months ended September 30, 2022.
In addition to the Company’s executive management restructuring activities, the Company incurred and paid $0.9 million in restructuring costs resulting from severance benefits from layoffs that occurred in March 2022.
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net periodic pension benefit	$112	$134	$336	$403
Other	—	1,382	—	1,382
Other—related party	—	—	—	2,048
Total miscellaneous other income	$112	$1,516	$336	$3,833
Recently adopted accounting pronouncements—There are no recent accounting pronouncements that have had or are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (in thousands):

	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$2,889	$—	$—	$—	$2,889	$5,172	$—	$—	$—	$5,172
Management services—related party	—	—	12,000	108	12,108	—	—	18,046	312	18,358
Operating properties	(46)	—	—	—	(46)	870	—	—	—	870
	2,843	—	12,000	108	14,951	6,042	—	18,046	312	24,400
Operating properties leasing revenues	239	226	—	—	465	767	528	—	—	1,295
	$3,082	$226	$12,000	$108	$15,416	$6,809	$528	$18,046	$312	$25,695

	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$10,017	$—	$—	$—	$10,017	$10,160	$—	$—	$—	$10,160
Management services—related party	—	—	10,054	102	10,156	—	—	29,938	304	30,242
Operating properties	77	—	—	—	77	541	—	—	—	541
	10,094	—	10,054	102	20,250	10,701	—	29,938	304	40,943
Operating properties leasing revenues	304	141	—	—	445	805	431	—	—	1,236
	$10,398	$141	$10,054	$102	$20,695	$11,506	$431	$29,938	$304	$42,179
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
The opening and closing balances of the Company’s contract assets for the nine months ended September 30, 2022 were $87.6 million ($79.1 million related party, see Note 8) and $93.9 million ($87.0 million related party, see Note 8), respectively. The opening and closing balances of the Company’s contract assets for the nine months ended September 30, 2021 were $85.1 million ($78.1 million related party) and $77.7 million ($72.5 million related party), respectively. The increase of $6.3 million for the nine months ended September 30, 2022 between the opening and closing balances of the Company’s contract assets primarily resulted from additional incentive compensation revenue during the period that resulted from changes in the estimated constrained transaction price offset by the receipt of marketing fees from prior period land sales. The decrease of $7.4 million for the nine months ended September 30, 2021 between the opening and closing balances of the Company’s contract assets primarily resulted from the receipt of $21.3 million in incentive compensation payments from the Great Park Venture offset by additional incentive compensation earned during the period and recognized as a contract asset.
The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the nine months ended September 30, 2022 and 2021 were insignificant.

4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of interests—“Percentage Interests” and “Legacy Interests.” The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of September 30, 2022. Legacy Interest holders were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions. As of September 30, 2022, the Great Park Venture had fully satisfied the $476.0 million priority distribution rights, and the remaining maximum participating Legacy Interest distribution rights were $82.7 million.
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
During the nine months ended September 30, 2022, the Great Park Venture recognized $9.7 million in land sale revenues to related parties of the Company and $29.3 million in land sale revenues to third parties.
During the nine months ended September 30, 2021, the Great Park Venture recognized $60.9 million in land sale revenues to related parties of the Company and $346.4 million in land sale revenues to third parties, of which $236.6 million relates to homesites sold to an unaffiliated land banking entity whereby a related party of the Company retained the option to acquire these homesites in the future from the land bank entity. Land sales to related parties include $57.4 million sold to an entity in which the Great Park Venture holds a 10% interest (the “Great Park Landbank Venture”). The Great Park Landbank Venture is a land banking entity that was formed in June 2021. The Great Park Venture accounts for the investment under the equity method of accounting.
The following table summarizes the statements of operations of the Great Park Venture for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Land sale and related party land sale revenues	$39,020	$407,311
Home sale revenues	40,475	12,947
Cost of land sales	(15,118)	(301,247)
Cost of home sales	(30,784)	(10,187)
Other costs and expenses	(53,251)	(45,220)
Net (loss) income of Great Park Venture	$(19,658)	$63,604
The Company’s share of net (loss) income	$(7,372)	$23,852
Basis difference accretion (amortization)	1,738	(15,533)
Equity in (loss) earnings from Great Park Venture	$(5,634)	$8,319

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Inventories	$726,226	$687,235
Cash and cash equivalents	129,077	140,004
Receivable and other assets	27,625	32,550
Total assets	$882,928	$859,789
Accounts payable and other liabilities	$171,477	$128,677
Redeemable Legacy Interests	82,719	82,719
Capital (Percentage Interest)	628,732	648,393
Total liabilities and capital	$882,928	$859,789
The Company’s share of capital in Great Park Venture	$235,775	$243,147
Unamortized basis difference	79,865	78,127
The Company’s investment in the Great Park Venture	$315,640	$321,274

Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of September 30, 2022. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
The Gateway Commercial Venture owns one commercial office building and approximately 50 acres of commercial land with additional development rights at a 73 acre office, medical, research and development campus located within the Great Park Neighborhoods (the “Five Point Gateway Campus”). The Five Point Gateway Campus consists of four buildings totaling approximately one million square feet. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture, and during the nine months ended September 30, 2022 and 2021, the Gateway Commercial Venture recognized $6.2 million and $6.4 million, respectively, in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Rental revenues	$6,248	$6,357
Rental operating and other expenses	(2,147)	(1,884)
Depreciation and amortization	(2,966)	(2,953)
Interest expense	(1,006)	(921)
Net income of Gateway Commercial Venture	$129	$599
Equity in earnings from Gateway Commercial Venture	$97	$449

The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Real estate and related intangible assets, net	$83,778	$86,601
Cash	14,825	13,279
Other assets	5,143	4,486
Total assets	$103,746	$104,366
Notes payable, net	$29,419	$29,369
Other liabilities	8,269	9,067
Members’ capital	66,058	65,930
Total liabilities and capital	$103,746	$104,366
The Company’s investment in the Gateway Commercial Venture	$49,544	$49,447
The debt of the Gateway Commercial Venture is non-recourse to the Company other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
Valencia Landbank Venture
As of September 30, 2022, the Company owned a 10% interest in the Valencia Landbank Venture, an entity organized in December 2020 for the purpose of taking assignment from homebuilders of purchase and sale agreements for the purchase of residential lots within the Valencia community. The Valencia Landbank Venture concurrently enters into option and development agreements with homebuilders pursuant to which the homebuilders retain the option to purchase the land to construct and sell homes. The Company does not have a controlling financial interest in the Valencia Landbank Venture, however, the Company has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member, and therefore the Company accounts for its investment in the Valencia Landbank Venture using the equity method. At September 30, 2022 and December 31, 2021, the Company’s investment in the Valencia Landbank Venture was $2.3 million and $3.8 million, respectively, and the Company recognized $0.9 million and $0.3 million in equity in earnings for the nine months ended September 30, 2022 and 2021, respectively.
5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at September 30, 2022, the Holding Company and its wholly owned subsidiary owned approximately 62.5% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.5% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar, affiliates of Castlelake and an entity controlled by Emile Haddad, the Company’s Chairman Emeritus of the Board of Directors (the “Management Partner”).
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
During the nine months ended September 30, 2022 and 2021, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.

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
Tax distributions to the partners of the Operating Company for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management Partner	$—	$1,246	$435	$2,932
Other partners (excluding the Holding Company)	—	—	—	1,497
Total tax distributions	$—	$1,246	$435	$4,429
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
Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos communities facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At September 30, 2022 and December 31, 2021, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the condensed consolidated balance sheets.
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
As of September 30, 2022, the San Francisco Venture had total combined assets of $1.3 billion, primarily comprised of $1.30 billion of inventories, $0.9 million in related party assets and total combined liabilities of $72.0 million including $66.3 million in related party liabilities.
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
As of September 30, 2022, FP LP and FPL had combined assets of $1.1 billion, primarily comprised of $929.1 million of inventories, $46.0 million of intangibles, $87.0 million in related party assets, and total combined liabilities of $81.1 million, including $72.8 million in accounts payable and other liabilities and $8.4 million in related party liabilities.
As of December 31, 2021, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $826.4 million of inventories, $51.4 million of intangibles, $82.0 million in related party assets and total combined liabilities of $94.0 million, including $85.6 million in accounts payable and other liabilities and $8.4 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the nine months ended September 30, 2022 and 2021, there were no VIEs that were deconsolidated.
7.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture. The intangible asset will be amortized over the expected contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(83,736)	(78,300)
Net book value	$45,969	$51,405

Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $5.4 million for both the three and nine months ended September 30, 2022 and $4.9 million and $15.5 million for the three and nine months ended September 30, 2021, respectively. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Great Park segment.
8.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Related Party Assets:
Contract assets (see Note 3)	$87,003	$79,082
Operating lease right-of-use asset (corporate office lease at Five Point Gateway Campus)	17,006	18,715
Other	878	4,021
	$104,887	$101,818
Related Party Liabilities:
Reimbursement obligation	$66,341	$69,536
Payable to holders of Management Company’s Class B interests	8,365	8,365
Operating lease liability (corporate office lease at Five Point Gateway Campus)	12,896	13,931
Accrued advisory fees	11,975	—
Other	336	4,086
	$99,913	$95,918
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
At September 30, 2022 and December 31, 2021, included in contract assets in the table above is $83.3 million and $74.3 million, respectively, attributed to Legacy and Non-Legacy Incentive Compensation revenue recognized but not yet due (see Note 3). Management fee revenues under the A&R DMA are included in management services—related party in the accompanying condensed consolidated statements of operations and are included in the Great Park segment. Management fee revenues under the A&R DMA were $12.0 million and $18.0 million for the three and nine months ended September 30, 2022, respectively, and $10.1 million and $29.9 million for the three and nine months ended September 30, 2021, respectively.
Employment Transition Agreement and Advisory Agreement with Emile Haddad
On August 23, 2021, the Company and the Company’s then Chairman, Chief Executive Officer and President, Emile Haddad, entered into an employment transition agreement pursuant to which, effective as of September 30, 2021, Mr. Haddad stepped down from his roles as Chairman, Chief Executive Officer and President. Mr. Haddad remained a member of the Board of Directors serving as Chairman Emeritus. Concurrently, the Company also entered into an advisory agreement with Mr. Haddad for an initial term of three years, which became effective on October 1, 2021. At September 30, 2022, included in accrued advisory fees in the table above is $9.6 million attributed to Mr. Haddad’s advisory agreement (see Note 2).

Employment Transition Agreement and Advisory Agreement with Lynn Jochim
On February 9, 2022, the Company entered into an employment transition agreement with Lynn Jochim, the Company’s former President and Chief Operating Officer. Pursuant to the agreement, Ms. Jochim agreed to continue in her then current positions, at her then current compensation levels, until February 14, 2022. Concurrently, the Company also entered into an advisory agreement with Ms. Jochim for an initial term of three years, which became effective on February 15, 2022. Pursuant to the advisory agreement, the Company agreed to pay Ms. Jochim an annual retainer of $1.0 million. At September 30, 2022, included in accrued advisory fees in the table above is $2.4 million attributed to Ms. Jochim’s advisory agreement (see Note 2).
9.    NOTES PAYABLE, NET
At September 30, 2022 and December 31, 2021, notes payable consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
7.875% Senior Notes due 2025	$625,000	$625,000
Unamortized debt issuance costs and discount	(4,733)	(5,884)
	$620,267	$619,116
Revolving Credit Facility
The Operating Company has a $125.0 million unsecured revolving credit facility with a maturity date in April 2024, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. As of September 30, 2022, no funds had been drawn on the Operating Company’s revolving credit facility. However, letters of credit of $0.3 million were issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.7 million.
10.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At September 30, 2022 and December 31, 2021, the Company’s condensed consolidated balance sheets included a liability of $173.1 million and $174.1 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. No TRA payments were made during the nine months ended September 30, 2022 or 2021.
11.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business. The operations of the Company are conducted through the Operating Company and its subsidiaries, and in some cases, the Holding Company will guarantee the payment by or performance of the Operating Company or its subsidiaries. The Company has operating leases for its corporate office and other facilities and the Holding Company is a guarantor to some of these lease agreements. Operating lease right-of-use assets are included in other assets or related party assets, and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the condensed consolidated balance sheets and were as follows as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets ($17,006 and $18,715 related party, respectively)	$20,267	$23,779
Operating lease liabilities ($12,896 and $13,931 related party, respectively)	$16,814	$20,034
In addition to operating lease payment guarantees, the Holding Company had other contractual payment guarantees as of September 30, 2022 totaling $10.5 million.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $326.3 million and $279.6 million as of September 30, 2022 and December 31, 2021, respectively.

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
At each of September 30, 2022 and December 31, 2021, the Company had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Letters of Credit
At each of September 30, 2022 and December 31, 2021, the Company had outstanding letters of credit totaling $1.3 million. These letters of credit were issued to secure various development and financial obligations. At each of September 30, 2022 and December 31, 2021, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under certain of the letters of credit agreements.
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
All of these cases have been removed to the U.S. District Court for the Northern District of California. The Company believes that it has meritorious defenses to the allegations in all of these cases and may have insurance and indemnification rights against third parties, including related parties, with respect to these claims. In March 2022, the District Court approved the terms of a settlement of the Homeowners Action, including the payment of $6.3 million in damages to be paid out of insurance proceeds under a joint insurance policy held by the Company and Lennar, as well as a dismissal with prejudice to be entered on behalf of the Company. In June 2022, Tetra Tech filed a notice of appeal of the District Court’s judgment approving the settlement. In October 2022, however, Tetra Tech filed an unopposed motion to dismiss its appeal, and the District Court granted the motion and dismissed the appeal.
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

12.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$26,902	$27,177
Noncash lease expense	$3,453	$3,296

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to liability recognized under TRA	$(1,058)	$878
Cash paid for income taxes	$—	$775
Noncash lease expense is included within the depreciation and amortization adjustment to net loss on the Company’s condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$86,379	$191,134
Restricted cash and certificates of deposit	1,330	1,330
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$87,709	$192,464
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
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of September 30, 2022, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, sales of homes constructed and marketed under a fee build arrangement, and management services provided by the Company to the Great Park Venture.
• Commercial—includes the operations of the Gateway Commercial Venture, which owns an approximately 189,000 square foot office building at the Five Point Gateway Campus. The Five Point Gateway Campus is an office, medical and research and development campus located within the Great Park Neighborhoods and consists of four buildings and surrounding land. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture. The Gateway Commercial Venture also owns approximately 50 acres of the surrounding commercial land with additional development rights at the campus. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture. As of September 30, 2022, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture at the historical basis of the venture.

     Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)		Revenues		Profit (Loss)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Valencia	$3,082	$10,398	$(543)	$4,751	$6,809	$11,506	$(8,314)	$(6,277)
San Francisco	226	141	(672)	(785)	528	431	(2,155)	(1,487)
Great Park	47,195	92,486	(13,791)	8,957	97,541	450,196	(13,984)	68,842
Commercial	2,297	2,210	(8)	48	6,560	6,661	441	903
Total reportable segments	52,800	105,235	(15,014)	12,971	111,438	468,794	(24,012)	61,981
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(35,195)	(82,432)	18,303	(6,978)	(79,495)	(420,258)	19,658	(63,604)
Gateway Commercial Venture (1)	(2,189)	(2,108)	116	54	(6,248)	(6,357)	(129)	(599)
Add equity in (losses) earnings from unconsolidated entities—
Great Park Venture	—	—	(4,540)	367	—	—	(5,634)	8,319
Gateway Commercial Venture	—	—	(87)	(41)	—	—	97	449
Corporate and unallocated (2)	—	—	(8,309)	(14,583)	—	—	(47,252)	(40,728)
Total consolidated balances	$15,416	$20,695	$(9,531)	$(8,210)	$25,695	$42,179	$(57,272)	$(34,182)

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
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses and restructuring expenses.
Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	September 30, 2022	December 31, 2021
Valencia	$977,974	$878,399
San Francisco	1,303,826	1,275,510
Great Park	1,012,305	988,444
Commercial	103,746	104,400
Total reportable segments	3,397,851	3,246,753
Reconciling items:
Removal of unconsolidated balances of Great Park Venture (1)	(882,928)	(859,789)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(103,746)	(104,366)
Other eliminations (2)	(184)	(2,500)
Add investment balance in Great Park Venture	315,640	321,274
Add investment balance in Gateway Commercial Venture	49,544	49,447
Corporate and unallocated (3)	108,916	292,091
Total consolidated balances	$2,885,093	$2,942,910

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
(3) Corporate and unallocated assets consist of cash and cash equivalents, receivables, right-of-use assets and prepaid expenses.

14.     SHARE-BASED COMPENSATION
The following table summarizes share-based equity compensation activity for the nine months ended September 30, 2022:

	Share-Based Awards (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2022	2,640	$6.38
Granted	1,359	$1.92
Forfeited	(834)	$2.96
Vested	(979)	$7.80
Nonvested at September 30, 2022	2,186	$3.79
Share-based compensation expense was $0.7 million and $5.5 million for the three and nine months ended September 30, 2022, respectively, and $1.8 million and $4.2 million for the three and nine months ended September 30, 2021, respectively. In February 2022, the Company accelerated the expense attributed to the outstanding restricted share awards of two former officers of the Company resulting from a modification of the required service condition of the awards (see Note 2). As a result, for the nine months ended September 30, 2022, share-based compensation expense of $3.0 million is included in restructuring expense and $2.5 million is included in selling, general, and administrative expenses on the accompanying condensed consolidated statement of operations. All share-based compensation for the three months ended September 30, 2022 and the three and nine months ended September 30, 2021 is included in selling, general, and administrative expenses on the accompanying condensed consolidated statements of operations.
The estimated fair value at vesting of share-based awards that vested during the nine months ended September 30, 2022 was $6.3 million. In January 2022 and 2021, the Company reacquired vested restricted Class A common shares for $2.7 million and $2.0 million, respectively, for the purpose of settling tax withholding obligations of employees. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.
15.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The components of net periodic benefit for the three and nine months ended September 30, 2022 and 2021, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net periodic benefit:
Interest cost	$136	$128	$408	$384
Expected return on plan assets	(261)	(289)	(783)	(870)
Amortization of net actuarial loss	13	27	39	83
Net periodic benefit	$(112)	$(134)	$(336)	$(403)
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
Other than a small income tax provision attributed to one of the Company’s consolidated subsidiary corporations, during the three months ended September 30, 2022, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $9.5 million. In the three months ended September 30, 2021, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $8.2 million. Other than a small income tax provision attributed to one of the Company’s consolidated subsidiary corporations, during the nine months ended September 30, 2022, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $57.3 million. In the nine months ended

September 30, 2021, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $34.2 million. The effective tax rates for the nine months ended September 30, 2022 and 2021, differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the Company’s valuation allowance on its book losses, disallowance of executive compensation expenses not deductible for tax, and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both September 30, 2022 and December 31, 2021.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At September 30, 2022, the estimated fair value of notes payable, net was $499.7 million compared to a carrying value of $620.3 million. At December 31, 2021, the estimated fair value of notes payable, net was $655.6 million compared to a carrying value of $619.1 million. During the three and nine months ended September 30, 2022 and 2021, the Company had no assets that were measured at fair value on a nonrecurring basis.
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
No distributions on common shares were declared for the three and nine months ended September 30, 2022 or 2021.
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

The following table summarizes the basic and diluted loss per share calculations for the three and nine months ended September 30, 2022 and 2021 (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to the Company	$(4,439)	$(3,848)	$(26,680)	$(15,916)
Adjustments to net loss attributable to the Company	18	73	141	205
Net loss attributable to common shareholders	$(4,421)	$(3,775)	$(26,539)	$(15,711)
Numerator—basic common shares:
Numerator for basic net loss available to Class A common shareholders	$(4,419)	$(3,774)	$(26,530)	$(15,706)
Numerator for basic net loss available to Class B common shareholders	$(2)	$(1)	$(9)	$(5)
Numerator—diluted common shares:
Net loss attributable to common shareholders	$(4,421)	$(3,775)	$(26,539)	$(15,711)
Reallocation of loss upon assumed exchange of dilutive potential securities	(90)	—	(502)	—
Allocation of diluted net loss among common shareholders	$(4,511)	$(3,775)	$(27,041)	$(15,711)
Numerator for diluted net loss available to Class A common shareholders	$(4,509)	$(3,774)	$(27,032)	$(15,706)
Numerator for diluted net loss available to Class B common shareholders	$(2)	$(1)	$(9)	$(5)
Denominator:
Basic weighted average Class A common shares outstanding	68,514,843	67,429,394	68,393,923	67,376,746
Diluted weighted average Class A common shares outstanding	68,879,642	67,429,394	68,758,722	67,376,746
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,233,544	79,233,544	79,233,544
Basic loss per share:
Class A common shares	$(0.06)	$(0.06)	$(0.39)	$(0.23)
Class B common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share:
Class A common shares	$(0.07)	$(0.06)	$(0.39)	$(0.23)
Class B common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Anti-dilutive potential Performance RSUs	1,145,832	322,366	1,145,832	322,366
Anti-dilutive potential Restricted Shares (weighted average)	553,511	918,657	719,364	822,975
Anti-dilutive potential Performance Restricted Shares (weighted average)	—	644,734	33,063	649,072
Anti-dilutive potential Class A common shares from exchanges (weighted average)	76,120,180	79,257,314	76,120,180	79,257,314

19.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $1.9 million and $2.0 million at September 30, 2022 and December 31, 2021, respectively, net of tax benefits of $0.5 million and $0.5 million, respectively. At September 30, 2022 and December 31, 2021, the Company held a full valuation allowance related to the accumulated tax benefits. Accumulated other comprehensive loss of $1.2 million and $1.2 million is included in noncontrolling interests at September 30, 2022 and December 31, 2021, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net loss attributable to the Company related to amortization of net actuarial losses were approximately $24,000 and $52,000, net of taxes, for the nine months ended September 30, 2022 and 2021, respectively, and are included in other miscellaneous income in the accompanying condensed consolidated statements of operations.

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
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of September 30, 2022, approximately 62.5% of the operating company. The operating company directly or indirectly owns equity interests in:
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

Operational Highlights
In the third quarter of 2022, we continued to see residential markets negatively impacted by the Federal Reserve’s aggressive reaction to inflation, which has resulted in significant mortgage rate increases. Home builder demand for land softened during the quarter, however, we believe that the long-term outlook is favorable, especially in our markets in California in which housing supply remains severely limited. As home builders work through rebalancing their pricing and sales velocity assumptions, we have elected to delay the timing of some residential land sales originally anticipated to occur this year at our Valencia and Great Park Neighborhoods communities. These delays will allow us to better match our land sales with the pace of home sales by our guest builders in order to sell land at market prices, balancing current market conditions with the scarcity of entitled land inventory in our markets. These changes to the timing of our anticipated land sales could result in the deferment of land sale revenues and related development costs.
Despite the current disruption in the residential markets, we are continuing to move forward with commercial land offerings at the Great Park Neighborhoods and Valencia, and we have commenced marketing activities on commercial land parcels at the Great Park Neighborhoods.
At Valencia, guest builders sold 166 homes during the third quarter, increasing total homes sold to 891 since sales began in May 2021. Homes are substantially sold out in 10 of the initial 18 neighborhoods that have opened.
The Great Park Venture, in which we have a 37.5% percentage interest and manage all aspects of the development cycle, sold and closed escrow on 61 homesites at the Great Park Neighborhoods in the third quarter for an aggregate gross purchase price of $23.9 million. Guest builders at our newest neighborhood, “Solis Park,” consisting of approximately 850 homes, were selling at seven of the 13 builder collections by the end of the quarter. Guest builders sold a total of 82 homes at the Great Park Neighborhoods during the quarter.
As a result of our continued focus on cost rationalization and optimization, we have seen, and expect to continue to see significant year-over-year cost savings. In the third quarter, our selling, general and administrative costs were down 42% compared to the same period in 2021.

Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
The following table summarizes our consolidated historical results of operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$72	$10,000	$643	$10,087
Land sales—related party	2,817	17	4,529	73
Management services—related party	12,108	10,156	18,358	30,242
Operating properties	419	522	2,165	1,777
Total revenues	15,416	20,695	25,695	42,179
Costs and expenses
Land sales	—	—	—	—
Management services	7,488	8,075	12,372	24,700
Operating properties	1,580	2,095	5,797	5,098
Selling, general, and administrative	12,030	20,757	41,472	59,513
Restructuring	—	—	19,437	—
Total costs and expenses	21,098	30,927	79,078	89,311
Other income
Interest income	307	21	445	74
Miscellaneous	112	1,516	336	3,833
Total other income	419	1,537	781	3,907
Equity in (loss) earnings from unconsolidated entities	(4,265)	485	(4,654)	9,048
Loss before income tax provision	(9,528)	(8,210)	(57,256)	(34,177)
Income tax provision	(3)	—	(16)	(5)
Net loss	(9,531)	(8,210)	(57,272)	(34,182)
Less net loss attributable to noncontrolling interests	(5,092)	(4,362)	(30,592)	(18,266)
Net loss attributable to the company	$(4,439)	$(3,848)	$(26,680)	$(15,916)
Three Months Ended September 30, 2022 and 2021
Revenues. Revenues decreased by $5.3 million, or 25.5%, to $15.4 million for the three months ended September 30, 2022, from $20.7 million for the three months ended September 30, 2021. The decrease in revenues was primarily due to land sales revenues recognized at our Valencia segment from variable consideration received during the three months ended September 30, 2021, offset by an increase in management services revenue at our Great Park segment during the three months ended September 30, 2022.
Cost of management services. Cost of management services decreased by $0.6 million, or 7.3%, to $7.5 million for the three months ended September 30, 2022, from $8.1 million for the three months ended September 30, 2021. The decrease was primarily due to a decrease in reimbursable project team expenses at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $8.7 million, or 42.0%, to $12.0 million for the three months ended September 30, 2022, from $20.8 million for the three months ended September 30, 2021. The decrease was mainly attributable to a decrease in employee related expenses. We have had an approximately 29% reduction in headcount since the end of 2021. Most of the reductions were the result of layoffs that occurred at the end of the first quarter of 2022.

Equity in (loss) earnings from unconsolidated entities. Our consolidated results reflect our share in the earnings or losses of our interests in our unconsolidated entities, including the Great Park Venture and the Gateway Commercial Venture, within equity in (loss) earnings from unconsolidated entities on our condensed consolidated statement of operations. Our segment results for the Great Park segment and the Commercial segment present the results of the Great Park Venture and the Gateway Commercial Venture at the book basis of the ventures within the respective segments.
Equity in loss from unconsolidated entities was $4.3 million for the three months ended September 30, 2022, a decrease from earnings of $0.5 million for the three months ended September 30, 2021. The decrease was primarily a result of recognizing our share of the net loss generated by the Great Park Venture during the three months ended September 30, 2022 compared to net income generated by the Great Park Venture during the three months ended September 30, 2021.
Income taxes. Other than a small tax provision incurred by one of our consolidated subsidiary corporations, pre-tax loss of $9.5 million for the three months ended September 30, 2022 resulted in no tax benefit (after application of an increase in the Company’s valuation allowance of $1.7 million). We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at September 30, 2022, it was more likely than not that the net deferred tax asset was not realizable and resulted in a net deferred tax liability after application of the valuation allowance. Pre-tax loss for the three months ended September 30, 2021 of $8.2 million resulted in no tax benefit (after application of an increase in the Company’s valuation allowance of $0.8 million). Our effective tax rate, before changes in valuation allowance, for the three months ended September 30, 2022 was substantially similar to our effective tax rate, before changes in valuation allowance, for the three months ended September 30, 2021.
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
Nine Months Ended September 30, 2022 and 2021
Revenues. Revenues decreased by $16.5 million, or 39.1%, to $25.7 million for the nine months ended September 30, 2022, from $42.2 million for the nine months ended September 30, 2021. The decrease in revenues during the nine months ended September 30, 2022 was primarily due to a decrease in management services revenue at our Great Park segment in 2022 and land sales revenues recognized at our Valencia segment from variable consideration received during the nine months ended September 30, 2021.
Cost of management services. Cost of management services decreased by $12.3 million, or 49.9%, to $12.4 million for the nine months ended September 30, 2022, from $24.7 million for the nine months ended September 30, 2021. The decrease was primarily due to a decrease in reimbursable project team expenses and intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $18.0 million, or 30.3%, to $41.5 million for the nine months ended September 30, 2022, from $59.5 million for the nine months ended September 30, 2021. The decrease was mainly attributable to a decrease in employee related expenses. We have had an approximately 29% reduction in headcount since the end of 2021. Most of the reductions were the result of layoffs that occurred at the end of the first quarter of 2022.
Restructuring. On February 9, 2022, Daniel Hedigan was appointed as our Chief Executive Officer. Preceding Mr. Hedigan’s appointment, Emile Haddad stepped down from his roles as Chairman, Chief Executive Officer and President effective as of September 30, 2021 and transitioned into a senior advisory role pursuant to a three-year advisory agreement. Mr. Haddad remains a member of the Board of Directors serving as Chairman Emeritus. Concurrent with Mr. Hedigan’s appointment, Lynn Jochim transitioned from her position as President and Chief Operating Officer into an advisory role pursuant to a three-year advisory agreement. Upon the appointment of Mr. Hedigan as our Chief Executive Officer, we accrued a related party liability of $15.6 million attributed to advisory agreement payments due to Mr. Haddad and Ms. Jochim over the term of the respective advisory agreements. In addition, we determined the service condition associated with Mr. Haddad and Ms. Jochim’s unvested restricted share awards had been modified. As a result of this modification, we recognized approximately $3.0 million in share-based compensation expense as a restructuring cost during the nine months ended September 30, 2022.
In addition to our executive management restructuring activities, during the nine months ended September 30, 2022, we incurred $0.9 million in restructuring costs for severance benefits from layoffs that occurred in March 2022.
Equity in (loss) earnings from unconsolidated entities. Equity in loss from unconsolidated entities was $4.7 million for the nine months ended September 30, 2022, a decrease from earnings of $9.0 million for the nine months ended September 30, 2021. The decrease was primarily a result of recognizing our share of the net loss generated by the Great Park Venture during the nine months ended September 30, 2022 compared to net income generated by the Great Park Venture during the nine months ended September 30, 2021.

Income taxes. Other than a small tax provision incurred by one of our consolidated subsidiary corporations, pre-tax loss of $57.3 million for the nine months ended September 30, 2022 resulted in no tax benefit (after application of an increase in the Company’s valuation allowance of $6.8 million). We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at September 30, 2022, it was more likely than not that the net deferred tax asset was not realizable and resulted in a net deferred tax liability after application of the valuation allowance. Pre-tax loss for the nine months ended September 30, 2021 of $34.2 million resulted in no tax benefit (after application of an increase in the Company’s valuation allowance of $3.4 million). Our effective tax rate, before changes in valuation allowance, for the nine months ended September 30, 2022 was substantially similar to our effective tax rate, before changes in valuation allowance, for the nine months ended September 30, 2021.
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
The following tables reconcile the results of operations of our segments to our consolidated results for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$72	$—	$28,678	$—	$28,750	$—	$28,750	$(28,678)	$72
Land sales—related party	2,817	—	6,517	—	9,334	—	9,334	(6,517)	2,817
Management services—related party(2)	—	—	12,000	108	12,108	—	12,108	—	12,108
Operating properties	193	226	—	2,189	2,608	—	2,608	(2,189)	419
Total revenues	3,082	226	47,195	2,297	52,800	—	52,800	(37,384)	15,416
COSTS AND EXPENSES:
Land sales	—	—	15,105	—	15,105	—	15,105	(15,105)	—
Management services(2)	—	—	7,488	—	7,488	—	7,488	—	7,488
Operating properties	1,580	—	—	754	2,334	—	2,334	(754)	1,580
Selling, general, and administrative	2,519	898	3,655	1,076	8,148	8,613	16,761	(4,731)	12,030
Management fees—related party	—	—	35,294	—	35,294	—	35,294	(35,294)	—
Total costs and expenses	4,099	898	61,542	1,830	68,369	8,613	76,982	(55,884)	21,098
OTHER INCOME (EXPENSE):
Interest income	—	—	460	—	460	307	767	(460)	307
Interest expense	—	—	—	(386)	(386)	—	(386)	386	—
Loss on extinguishment of debt	—	—	—	(89)	(89)	—	(89)	89	—
Miscellaneous	112	—	—	—	112	—	112	—	112
Total other income (expense)	112	—	460	(475)	97	307	404	15	419
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	362	—	96	—	458	—	458	(4,723)	(4,265)
SEGMENT LOSS/LOSS BEFORE INCOME TAX PROVISION	(543)	(672)	(13,791)	(8)	(15,014)	(8,306)	(23,320)	13,792	(9,528)
INCOME TAX PROVISION	—	—	—	—	—	(3)	(3)	—	(3)
SEGMENT LOSS/NET LOSS	$(543)	$(672)	$(13,791)	$(8)	$(15,014)	$(8,309)	$(23,323)	$13,792	$(9,531)
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

	Nine Months Ended September 30, 2022
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$643	$—	$29,270	$—	$29,913	$—	$29,913	$(29,270)	$643
Land sales—related party	4,529	—	9,750	—	14,279	—	14,279	(9,750)	4,529
Home sales	—	—	40,475	—	40,475	—	40,475	(40,475)	—
Management services—related party(2)	—	—	18,046	312	18,358	—	18,358	—	18,358
Operating properties	1,637	528	—	6,248	8,413	—	8,413	(6,248)	2,165
Total revenues	6,809	528	97,541	6,560	111,438	—	111,438	(85,743)	25,695
COSTS AND EXPENSES:
Land sales	—	—	15,118	—	15,118	—	15,118	(15,118)	—
Home sales	—	—	30,784	—	30,784	—	30,784	(30,784)	—
Management services(2)	—	—	12,372	—	12,372	—	12,372	—	12,372
Operating properties	5,797	—	—	1,823	7,620	—	7,620	(1,823)	5,797
Selling, general, and administrative	10,545	2,683	15,641	3,201	32,070	28,244	60,314	(18,842)	41,472
Restructuring	—	—	—	—	—	19,437	19,437	—	19,437
Management fees—related party	—	—	38,645	—	38,645	—	38,645	(38,645)	—
Total costs and expenses	16,342	2,683	112,560	5,024	136,609	47,681	184,290	(105,212)	79,078
OTHER INCOME (EXPENSE):
Interest income	—	—	704	—	704	445	1,149	(704)	445
Interest expense	—	—	—	(1,006)	(1,006)	—	(1,006)	1,006	—
Loss on extinguishment of debt	—	—	—	(89)	(89)	—	(89)	89	—
Miscellaneous	336	—	—	—	336	—	336	—	336
Total other income (expense)	336	—	704	(1,095)	(55)	445	390	391	781
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	883	—	331	—	1,214	—	1,214	(5,868)	(4,654)
SEGMENT (LOSS) PROFIT/LOSS BEFORE INCOME TAX PROVISION	(8,314)	(2,155)	(13,984)	441	(24,012)	(47,236)	(71,248)	13,992	(57,256)
INCOME TAX PROVISION	—	—	—	—	—	(16)	(16)	—	(16)
SEGMENT (LOSS) PROFIT/NET LOSS	$(8,314)	$(2,155)	$(13,984)	$441	$(24,012)	$(47,252)	$(71,264)	$13,992	$(57,272)
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
Three Months Ended September 30, 2022 and 2021
Revenues. Revenues were $3.1 million for the three months ended September 30, 2022 compared to $10.4 million for the three months ended September 30, 2021. During the three months ended September 30, 2022, revenues primarily consisted of variable land sale consideration from profit participation. During the three months ended September 30, 2021, we recognized $10.0 million in land sale revenues associated with the receipt of $10.0 million in cash consideration from a customer that acquired commercial property from us in 2011. The payment was contingent on the customer obtaining certain land use approvals for the property.

Selling, general, and administrative. Selling, general, and administrative expenses decreased by $2.7 million, or 51.8%, to $2.5 million for the three months ended September 30, 2022, from $5.2 million for the three months ended September 30, 2021. The decrease was mainly attributable to a decrease in community related selling and marketing expenses and a decrease in employee related expenses.
Nine Months Ended September 30, 2022 and 2021
Revenues. Revenues were $6.8 million for the nine months ended September 30, 2022 compared to $11.5 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, revenues primarily consisted of variable land sale consideration from profit participation. During the nine months ended September 30, 2021, we recognized $10.0 million in land sale revenues associated with the receipt of $10.0 million in cash consideration from a customer that acquired commercial property from us in 2011. The payment was contingent on the customer obtaining certain land use approvals for the property.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $4.2 million, or 28.5%, to $10.5 million for the nine months ended September 30, 2022, from $14.8 million for the nine months ended September 30, 2021. The decrease was mainly attributable to a decrease in community related selling and marketing expenses and a decrease in employee related expenses.
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
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions. The holders of percentage interests are entitled to all other distributions. As of September 30, 2022, the Great Park Venture had fully satisfied the $476.0 million priority distribution rights, and the remaining maximum participating legacy interest distribution rights were $82.7 million. The remaining $82.7 million legacy interest will be paid on a pro-rata basis, with approximately 10% of future distributions paid to the holders of legacy interests and approximately 90% of such distributions paid to the holders of the percentage interests, until such time as the remaining balance has been fully paid.
Three Months Ended September 30, 2022 and 2021
Land sales and related party land sales revenues. Land sales and related party land sales revenues decreased to $35.2 million for the three months ended September 30, 2022, from $69.5 million for the three months ended September 30, 2021. The decrease was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 61 homesites on approximately three acres during three months ended September 30, 2022, compared to the recognition of revenue from the sale of land entitled for an aggregate of 113 homesites on approximately 13 acres during the three months ended September 30, 2021. The base purchase price was $23.9 million for the 2022 land sales. The Great Park Venture also recognized $0.6 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive. The base purchase price was $65.1 million for the 2021 land sales. The Great Park Venture also recognized $1.4 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive.
During the three months ended September 30, 2022 and 2021, segment land sales and related party land sales revenues also included changes in estimates of variable land sale consideration, including profit participation, from those amounts previously recorded by the Great Park Venture.
Cost of land sales. Cost of land sales for the three months ended September 30, 2022 was $15.1 million, or 42.9% of total fixed and variable land sales revenues recognized. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Home sale revenues. The Great Park Venture had a fee build agreement with an unrelated third party (“fee builder”) that the Great Park Venture contracted to build and act as a sales agent for 38 homesites within the Great Park Neighborhoods. The fee builder initially incurred all costs to build, market and sell the residential homes, and the Great Park Venture reimbursed the fee builder as construction progressed and paid the fee builder certain fees during the construction phase of the homes and when homes were sold to homebuyers. Prior to the three months ended September 30, 2022, all homes subject to the fee build agreement had been sold and closed escrow. During the three months ended September 30, 2021, the Great Park Venture closed the sales of eight homes to homebuyers generating $12.9 million in home sale revenues.
Cost of home sales. Cost of home sales includes an allocation of land basis for each home sold in addition to home construction costs the Great Park Venture reimbursed to the fee builder and fees paid to the fee builder for the services provided. During the three months ended September 30, 2021, the Great Park Venture recognized $10.2 million in cost of home sales.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. The initial term of our development management agreement with the Great Park Venture expired on December 31, 2021 but has been extended by mutual agreement of the parties through December 31, 2022 (the "2022 extension"). In connection with the 2022 extension of the development management agreement, the variable cost reimbursement component was eliminated and the annual fixed base fee was increased to $12.0 million for 2022. For the three months ended September 30, 2022, we recognized $3.0 million in revenues attributable to the revised base fee, and as a result of changes in estimates of the amount of variable incentive compensation, we recognized $9.0 million in additional revenue. For the three months ended September 30, 2021, we recognized $4.9 million attributed to the annual fixed based fee and variable cost reimbursement and $5.2 million attributed to incentive compensation.

Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses decreased by $0.6 million, or 7.3%, to $7.5 million for the three months ended September 30, 2022, from $8.1 million for the three months ended September 30, 2021. The decrease was mainly attributable to a decrease in employee related project team expenses.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $5.0 million, or 57.6%, to $3.7 million for the three months ended September 30, 2022, from $8.6 million for the three months ended September 30, 2021. The lower expense during the three months ended September 30, 2022 was mainly attributable to a decrease in marketing expenses and the elimination of the variable cost reimbursement component under the development management agreement in connection with the extension of the agreement to December 31, 2022.
Management fees—related party. Management fees increased by $28.4 million, or 412.0%, to $35.3 million for the three months ended September 30, 2022, from $6.9 million for the three months ended September 30, 2021. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to an increased estimate of the amount of incentive compensation probable of being paid.
Nine Months Ended September 30, 2022 and 2021
Land sales and related party land sales revenues. Land sales and related party land sales revenues decreased to $39.0 million for the nine months ended September 30, 2022, from $407.3 million for the nine months ended September 30, 2021. The decrease was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 61 homesites on approximately three acres during the nine months ended September 30, 2022, compared to the recognition of revenue from the sale of land entitled for an aggregate of 887 homesites on approximately 72 acres during the nine months ended September 30, 2021. The base purchase price was $23.9 million for the 2022 land sales. The Great Park Venture also recognized $0.6 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive.
The base purchase price was $393.3 million for the 2021 land sales. The Great Park Venture also recognized $9.1 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive. 117 of the homesites sold were purchased by a land banking entity, in which the Great Park Venture owns a 10% equity interest (the “Great Park Landbank Venture”). Revenues associated with these closings are reported as land sales—related party. When the Great Park Venture sells land to the Great Park Landbank Venture, it eliminates its pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land is sold by the Great Park Landbank Venture to third party homebuilders. 572 of the homesites were sold to an unaffiliated land banking entity whereby a related party retained the option to acquire the homesites in the future from the land bank entity.
During the nine months ended September 30, 2022 and 2021, segment land sales and related party land sales revenues also included changes in estimates of variable land sale consideration, including profit participation, from those amounts previously recorded by the Great Park Venture.
Cost of land sales. Cost of land sales for the nine months ended September 30, 2022 was $15.1 million, or 38.7% of total fixed and variable land sales revenues recognized. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.

Home sale revenues. The Great Park Venture had a fee build agreement with an unrelated third party fee builder that the Great Park Venture contracted to build and act as a sales agent for 38 homesites within the Great Park Neighborhoods. The fee builder initially incurred all costs to build, market and sell the residential homes, and the Great Park Venture reimbursed the fee builder as construction progressed and paid the fee builder certain fees during the construction phase of the homes and when homes were sold to homebuyers. During the nine months ended September 30, 2022, the Great Park Venture closed the sales of 22 homes to homebuyers generating $40.5 million in home sale revenues. With the 22 home sales that closed in the nine months ended September 30, 2022, all 38 homes subject to the fee build agreement have been sold and closed.
Cost of home sales. Cost of home sales includes an allocation of land basis for each home sold in addition to home construction costs the Great Park Venture reimbursed to the fee builder and fees paid to the fee builder for the services provided. During the nine months ended September 30, 2022, the Great Park Venture recognized $30.8 million in cost of home sales.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. In connection with the 2022 extension of the development management agreement, the variable cost reimbursement component was eliminated and the annual fixed base fee was increased to $12.0 million for 2022. For the nine months ended September 30, 2022, we recognized $9.0 million in revenues attributable to the revised base fee, and as a result of changes in estimates of the amount of variable incentive compensation, we recognized $9.0 million in additional revenue. For the nine months ended September 30, 2021, we recognized $14.3 million attributed to the annual fixed based fee and variable cost reimbursement and $15.6 million attributed to incentive compensation.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses decreased by $12.3 million, or 49.9%, to $12.4 million for the nine months ended September 30, 2022, from $24.7 million for the nine months ended September 30, 2021. The decrease was mainly attributable to decreased intangible asset amortization expense and decreased employee related project team expenses.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $9.2 million, or 37.0%, to $15.6 million for the nine months ended September 30, 2022, from $24.8 million for the nine months ended September 30, 2021. The lower expense during the nine months ended September 30, 2022 was mainly attributable to a decrease in marketing expenses and the elimination of the variable cost reimbursement component under the development management agreement in connection with the extension of the agreement to December 31, 2022.
Management fees—related party. Management fees increased by $19.3 million, or 99.3%, to $38.6 million for the nine months ended September 30, 2022, from $19.4 million for the nine months ended September 30, 2021. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to an increased estimate of the amount of incentive compensation probable of being paid.
The table below reconciles the Great Park segment results to the equity in (loss) earnings from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Segment (loss) profit from operations	$(13,791)	$8,957	$(13,984)	$68,842
Less net income of management company attributed to the Great Park segment	4,512	1,979	5,674	5,238
Net (loss) income of the Great Park Venture	(18,303)	6,978	(19,658)	63,604
The Company’s share of net (loss) income of the Great Park Venture	(6,864)	2,617	(7,372)	23,852
Basis difference accretion (amortization)	2,324	(2,250)	1,738	(15,533)
Equity in (loss) earnings from the Great Park Venture	$(4,540)	$367	$(5,634)	$8,319

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
The table below reconciles the Commercial segment results to the equity in (loss) earnings from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Segment (loss) profit from operations	$(8)	$48	$441	$903
Less net income of management company attributed to the Commercial segment	108	102	312	304
Net (loss) income of the Gateway Commercial Venture	(116)	(54)	129	599
Equity in (loss) earnings from the Gateway Commercial Venture	$(87)	$(41)	$97	$449

Liquidity and Capital Resources
As of September 30, 2022, we had $86.4 million of consolidated cash and cash equivalents compared to $265.5 million at December 31, 2021. As of September 30, 2022, no funds had been drawn on the operating company’s $125.0 million unsecured revolving credit facility. However, letters of credit of $0.3 million were issued and outstanding under the revolving credit facility, thus reducing the available capacity to $124.7 million.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. Reimbursement payments may be deferred when our related party receives an extension on the maturity date of the associated EB-5 loan liability. Approximately $43.9 million of the $56.3 million in related party reimbursement obligations that were previously expected to be paid in 2022 have been deferred to 2023. Our related party has a history of receiving maturity date extensions, however, such further extensions are not within our control and there can be no assurance that any such extensions will be obtained in the future.
The development stages of our communities continue to require significant cash outlays on both a short-term and long-term basis, and we expect to invest significant amounts on continued horizontal development at Valencia over the next 12 months. We manage our development activities and expenditures to coincide with projected demand for homesites by our guest builders with the objective of maintaining an appropriate level of liquidity. We expect to meet our cash requirements for at least the next 12 months with available cash, distributions from our unconsolidated entities, collection of management fees under our development management agreement with the Great Park Venture, proceeds from land sales in Valencia and access to financing sources, including our revolving credit facility. The initial term of our development management agreement has been extended by an amendment through December 31, 2022. While we currently expect the development management agreement to be renewed following the expiration of the initial term, as extended, if we are unable to reach agreement on a renewal, or if the terms of any such renewal are less favorable to the company, our short-term cash flows would be negatively impacted. We still expect, however, to be able to meet both short-term and long-term cash obligations with our other sources of cash.
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
We had outstanding performance bonds of $326.3 million as of September 30, 2022 predominantly related to our Valencia community.
At September 30, 2022, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Outstanding LOCs totaled $1.3 million at both September 30, 2022 and December 31, 2021. At both September 30, 2022 and December 31, 2021, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of September 30, 2022, we were using approximately $0.3 million in capacity under the revolving credit facility to support LOCs.
Summary of Cash Flows
The following table outlines the primary components of net cash (used in) provided by operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating activities	$(175,023)	$(162,301)
Investing activities	2,307	78,313
Financing activities	(6,367)	(23,022)
Cash Flows from Operating Activities. Net cash used in operating activities increased by $12.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and selling, general, and administrative costs and the payment of $24.6 million in each of the nine months ended September 30, 2022 and 2021 for interest due on our senior notes.
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
Cash Flows from Investing Activities. Net cash provided by investing activities decreased by $76.0 million for the nine months ended September 30, 2022 compared to net cash provided by investing activities for the nine months ended September 30, 2021.
For the nine months ended September 30, 2022, we received a distribution of $2.5 million from the Valencia Landbank Venture, which is reflected as a return of our investment in the statement of cash flows. During the nine months ended September 30, 2021, we received a distribution of $76.6 million from the Great Park Venture, which is reflected as a return of our investment in the statement of cash flows. Additionally, we received a distribution of $1.0 million from our indirect legacy interest in the Great Park Venture.
Cash Flows from Financing Activities. Net cash used in financing activities was $6.4 million for the nine months ended September 30, 2022 compared to $23.0 million net cash used in financing activities for the nine months ended September 30, 2021.
We used $2.7 million and $2.0 million during the nine months ended September 30, 2022 and 2021, respectively, to net settle share-based compensation awards with employees for tax withholding purposes. For the nine months ended September 30, 2022 and 2021, in accordance with the operating company's Limited Partnership Agreement, we made noncontrolling interest tax distributions of $0.4 million and $4.4 million (net of amounts distributable to us as a partner of the operating company), respectively. We also made payments of $3.2 million and $15.9 million to reduce our related party reimbursement obligation during the nine months ended September 30, 2022 and 2021, respectively.
Changes in Capital Structure
During the nine months ended September 30, 2022, our ownership percentage in the operating company decreased to 62.5%, primarily due to our reacquisition of approximately 0.4 million restricted Class A common shares from employees for income tax withholding purposes upon vesting and the forfeiture of approximately 0.8 million restricted Class A common shares held by employees that did not vest. Offsetting was our issuance of shared-based compensation in the form of 0.2 million restricted Class A common shares. The issuances, settlements and forfeitures resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Class A units of the operating company:
Held by us	69,068,354	70,107,552
Held by noncontrolling interest members	41,363,271	41,363,271
	110,431,625	111,470,823
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	148,301,898	149,341,096
At September 30, 2022, we had 79,233,544 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed at our election for our Class A common shares or cash.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2022 as compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
As of September 30, 2022, we had outstanding consolidated net indebtedness of $620.3 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and our Interim Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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

Date: October 28, 2022