Form 10-K
period 2022-12-31
Five Point Holdings, LLC
filed 2023-03-06
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was approximately $230.8 million.
As of February 28, 2023, 68,984,694 Class A common shares and 79,233,544 Class B common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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
•“legacy interests” refers to membership interests in the Great Park Venture, which are currently held by the entities that owned the Great Park Venture immediately prior to the formation transactions, and entitle them to receive priority distributions from the Great Park Venture in an aggregate amount equal to $565 million ($499 million of which has been paid as of the date of this report);
•“Lennar” refers to Lennar Corporation and its subsidiaries;
•“management company” refers, collectively, to FP LP and FP Inc., which have historically managed the development of Great Park Neighborhoods and Valencia;
•“Newhall Land & Farming” refers to The Newhall Land and Farming Company, a California limited partnership, which is developing Valencia;
•“operating company” refers to Five Point Operating Company, LP, a Delaware limited partnership;
•“our communities” refers to the communities that we are developing, including Valencia in Los Angeles County, Candlestick and The San Francisco Shipyard in the City of San Francisco, and Great Park Neighborhoods in Orange County;
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
Structure and Formation of Our Company
In 2009, our company was formed as a limited liability company to acquire ownership through the operating company of Newhall Land & Farming, which is developing our Valencia community. In May 2016, we completed the formation transactions in which we acquired an interest in the San Francisco Venture, which is developing our Candlestick and The San Francisco Shipyard communities, a 37.5% percentage interest in the Great Park Venture, which is developing Great Park Neighborhoods, and the management company that has been the development manager of Great Park Neighborhoods since 2010. In August 2017, we acquired a 75% interest in the Gateway Commercial Venture, the entity that owns portions of the Five Point Gateway Campus.
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
FPL
Great Park Venture
Gateway Commercial Venture
Candlestick and The San Francisco Shipyard
Valencia
Great Park Neighborhoods
Five Point Gateway Campus

(1) Through a wholly owned subsidiary, we serve as sole managing general partner of the operating company, and as of December 31, 2022, we owned approximately 62.5% of the outstanding Class A units of the operating company. We conduct all of our businesses in or through the operating company, which owns, directly or indirectly, equity interests in, and controls the management of FPL, the San Francisco Venture and the management company. Class A units of the operating company that we do not own are held by affiliates of Lennar, Castlelake, and Mr. Haddad and can be exchanged on a one-for-one basis, at our option, for either Class A common shares or cash equal to the fair market value of such shares. Until Class A units of the operating company are exchanged or redeemed, the capital associated with Class A units of the operating company not held by us is presented within "noncontrolling interests" on our consolidated balance sheet. Based on the closing price of our Class A common shares on February 28, 2023 ($2.19), our market capitalization on a fully exchanged basis was approximately $324.6 million.
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
(4) Through a wholly owned subsidiary, the operating company owns a 37.5% percentage interest in the Great Park Venture. Holders of legacy interests in the Great Park Venture were entitled to receive priority distributions up to an aggregate amount of $565.0 million, of which $498.7 million has been distributed as of February 28, 2023. We are the administrative member of the Great Park Venture. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. We have two votes, and the other three voting members each have one vote, so we are unable to approve any major decision without the consent or approval of at least two of the other voting members. We do not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in our consolidated financial statements.
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
Vertical development (construction).    We refer to the process of building structures (buildings or houses) and preparing them for occupancy as “vertical development.” Single-family residences in our communities are built by third-party homebuilders. Commercial buildings in our communities are usually built by a third-party developer or the buyer. For commercial or multi-family properties that we retain, we may construct the building ourselves or enter into a joint venture with an established developer to construct a particular property.
Community programming.    Our community building efforts go beyond development and construction. We offer numerous community programs, including music, food and art events, educational programs, gardening and cooking lessons and various holiday festivities. We plan and program all of our events with a goal of building a community that transcends the physical features of our development and connects neighbors through their interests. We believe community building efforts create loyal residents that can become repeat customers within our multi-generational communities.
Sequencing.    In order to balance the timing of our revenues and expenditures, we typically sequence the development of individual neighborhoods or villages within our communities. As a result, many of the mixed-use planning, entitlement, development, sales and other activities described above may occur at the same time in different locations within a single community. Further, depending on the specific plans for each community and market conditions, we may vary the timing of certain of these activities. Throughout this process, we continually analyze each community relative to its market to determine which portions to sell, which portions to build and then sell, and which portions that we might retain as part of a portfolio of commercial and multi-family properties.
Our Segments
We have organized our operations into four reportable segments, three of which are tied to our communities (our Valencia, San Francisco and Great Park segments) and one relating to our commercial operations (our Commercial segment). Our operations relating to these segments are discussed in more detail below in the sections titled “Our Communities” and “Commercial.”
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
In December 2019, we completed our first residential land sales in the first development area at Valencia. As of December 31, 2022, we had sold 1,866 homesites, and builders had sold 940 homes to homebuyers since home sales commenced in May 2021.
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
The first homesites at the Great Park Neighborhoods were sold in April 2013 and, as of December 31, 2022, the Great Park Venture had sold 7,326 homesites (including 853 affordable homesites) and 115 acres of commercial land, including the Five Point Gateway Campus, allowing for development of up to approximately 2.8 million square feet of commercial office and research and development space. As of December 31, 2022, builder sales totaled 5,748 market rate homes at the Great Park Neighborhoods (including 38 homes under a fee build arrangement). The Great Park Venture reacquired the development rights equivalent to approximately one million square feet that had been previously sold with the Five Point Gateway Campus. For additional information about the Five Point Gateway Campus commercial land sale, see “—Commercial” below.
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
In August 2017, the Gateway Commercial Venture, in which we own a 75% interest, acquired the Five Point Gateway Campus, consisting of approximately 73 acres of commercial land in the Great Park Neighborhoods that the Great Park Venture previously sold to a third party. The Five Point Gateway Campus currently includes approximately one million square feet planned for research and development, medical and office space in four buildings, which are designed to accommodate thousands of employees. In May 2020, the Gateway Commercial Venture closed on the sale of one building including approximately 11 acres of land within the campus to City of Hope. City of Hope operates the building as a comprehensive cancer care center and is currently constructing a hospital adjacent to the cancer care center. In August 2020, the Gateway Commercial Venture closed on the sale of two buildings to a real estate management company and operator. Our corporate headquarters are located in the fourth building, which remains owned by the Gateway Commercial Venture. In addition to the fourth building, the Gateway Commercial Venture owns approximately 50 acres of commercial land with additional development rights at the campus.
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
Some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. As a result, some of our properties have been or may be impacted by contamination arising from the releases of such substances. For example, oil and gas wells have formerly operated or are currently operating at Valencia. In certain cases, prior owners or operators have in the past investigated or remediated, or are currently investigating or remediating, such conditions, but contamination may continue to be present at these sites, and future remedial activities could delay or otherwise impede property development on sites where contamination is present.
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
We expect to pursue our investment objectives primarily through the ownership, development, operation and disposition of our communities: (1) Valencia; (2) Candlestick and The San Francisco Shipyard; and (3) Great Park Neighborhoods. Although we currently have no definitive agreements to acquire other properties, we may do so in the future. Our future investment or development activities will not necessarily be limited to any geographic area, product type or to a specified percentage of our assets.
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
We believe that diversity within our employee base helps us to incorporate a wide range of perspectives into the development of our communities. We feel that the many cultures that live in our communities reflect the diverse mix of our associates. At December 31, 2022, women constituted approximately 47% of our workforce, and ethnic and racial minorities constituted approximately 44% of our workforce.
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
In response to the COVID-19 pandemic, we took immediate steps to protect the health and well-being of our associates and to preserve the financial strength of the company. Beginning in April 2022, the substantial majority of our associates returned back to our offices on a hybrid schedule. When working remotely, our associates have access to necessary systems and resources to ensure business continuity.
At December 31, 2022, we had approximately 105 employees, all of whom were working full-time.
Information about our Executive Officers
The following individuals are our executive officers:

Name	Age	Position
Daniel Hedigan	69	Chief Executive Officer
Michael Alvarado	57	Chief Legal Officer, Vice President and Secretary
Greg McWilliams	71	Chief Policy Officer
Leo Kij	59	Interim Chief Financial Officer
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
Leo Kij.    Mr. Kij was appointed our Interim Chief Financial Officer in March 2022. Prior to his appointment, Mr. Kij served as our Vice President and Corporate Controller since 2016. From 2009 to 2016, he served as Controller of our subsidiary, Five Point Communities Management, Inc.
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
Risks Related to Our Business and Industry
Our business has been disrupted by the outbreak and worldwide spread of COVID-19 and could be materially and adversely affected by COVID-19 or by a similar epidemic or pandemic, or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.
The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. Federal, state and local governments and private entities in impacted regions have taken, and may continue to take, actions in an effort to slow the spread of COVID-19 and variants of the virus. In response to these steps, we initially shifted a majority of our office functions to work remotely and implemented a COVID-19 Prevention Program, which sets forth COVID-19-related safety protocols and procedures and worksite-specific operational plans for the locations at which associates have returned to work on site.
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence and consumer confidence. There is significant uncertainty regarding the extent to which and how long the impacts of COVID-19 will continue to disrupt the U.S. economy. Our business could be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 continue. Potential impacts could include asset impairments similar to the impairment we recognized in 2020 of $26.9 million attributed to our investment in the Great Park Venture primarily as a result of expected delays in both the timing of land sales to builders and distributions to us causing a decline in the fair value of our investment in the Great Park Venture (see Part II, Item 8 of this report). If COVID-19 continues to have a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted. COVID-19 also may have the effect of heightening many of the other risks described in the Risk Factors listed below.
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
Inflation can adversely affect us by increasing costs of materials and labor. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on demand for homes and the cost of debt financing. In a highly inflationary environment, depending on industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. For example, we have been experiencing increases in the prices of labor and materials across all of our communities, which may adversely affect our financial condition and results of operations. In addition, the current conditions of high inflation and rising interest rates, which caused significant increases in mortgage rates during 2022, have resulted in decreased demand by homebuyers for new homes and a corresponding softening of demand by our guest builders for home sites.
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
Effective succession planning is also important to our long-term success. In recent years, we experienced numerous changes in our executive management team, including the appointments of Daniel Hedigan as our Chief Executive Officer in February 2022 and Stuart Miller as our Executive Chairman in 2021, the transitions of our former Chief Executive Officer (Emile Haddad) and our former Chief Operating Officer (Lynn Jochim) to senior advisory roles, and the resignation of our former Chief Financial Officer (Erik Higgins). Failure to ensure effective transfer of knowledge and smooth transitions involving executives and other key employees could hinder our strategic planning, execution and future performance. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business, financial condition and results of operations.
As a holding company, we are entirely dependent upon the operations of the operating company and its ability to make distributions to provide cash flow to us or to pay taxes and other expenses.
We are a holding company and our only investment is our interest in the operating company. The operating company conducts all of our operations and owns all of our assets. As a result, our cash flow depends upon the cash flow of the operating company and its ability to provide funds to us in the form of distributions, loans or otherwise. The distributions that we receive from the operating company are based on our ownership interest in it, which was 62.5%, as of December 31, 2022. The operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to the operating company’s partners, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of the operating company. Under the terms of the limited partnership agreement for the operating company, the operating company is obligated to make tax distributions to its partners, including us, subject to the restrictions described below. These tax distributions are generally made on a pro-rata basis. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the tax receivable agreement (“TRA”), which we expect could be significant.
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
As of December 31, 2022, Lennar owned Class A common shares and Class B common shares representing approximately 39% of our outstanding voting interests. One of our directors is the Executive Chairman of Lennar. Lennar is one of the nation’s largest homebuilders and has in the past purchased properties from us. In the future, we expect that we will sell additional properties to Lennar. Transactions between Lennar and us must be approved by our conflicts committee. Transactions between the Great Park Venture and Lennar must be approved by a majority of the members of the Great Park Venture (excluding us). Nonetheless, Lennar’s relationship with us could give it an advantage in bidding for properties that we own.
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
Holders of our Class A common shares and our Class B common shares vote together as a single class on all matters (including the election of directors) submitted to a vote of shareholders, with a share of each class entitling the holder to one vote. As of December 31, 2022, Lennar and Castlelake and their respective affiliates beneficially owned, in the aggregate, Class A common shares and Class B common shares representing approximately 39% and 17%, respectively, of the voting power of our outstanding common shares. As a result, if these shareholders act together (which they have not agreed to do), they and their affiliates are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third-party from acquiring control of us. These transactions may include those that other shareholders deem to be in their best interests and in which those other shareholders might otherwise receive a premium for their shares over their current prices.
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
Due to the various factors that will affect the amount and timing of the tax benefits we will receive, it is not possible to determine the exact amount of payments that will be made under the TRA. If the TRA had been terminated on December 31, 2022, we estimate that the termination payment would have been approximately $85.3 million, assuming no material changes to the relevant tax law, that the aggregate value of our properties is equal to the value implied by such per share price and that LIBOR is 5.4%. However, this is merely an estimate, and the actual payments made under the TRA in the event that it is terminated or otherwise could be significantly greater.
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
As of December 31, 2022, we had approximately $625.0 million of total indebtedness of our 7.875% senior notes due 2025 (the “senior notes”). We also had $125.0 million available to be borrowed under our revolving credit facility as of December 31, 2022. Our indebtedness could subject us to many risks that, if realized, would adversely affect us, including the following:
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
As of December 31, 2022, we had outstanding 69,068,354 Class A common shares. In addition, 79,257,314 Class A common shares are reserved for issuance upon exchange of Class A units of the operating company (including 37,870,273 Class A units of the operating company issuable upon exchange of Class A units of the San Francisco Venture) and conversion of our Class B common shares.
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
We have an effective shelf registration statement on Form S-3 under which we registered with the SEC the resale of Class A common shares held by certain of our existing shareholders and the Class A common shares that we may issue in exchange for Class A units of the operating company or Class A units of the San Francisco Venture. We are required to use our reasonable efforts to keep the Form S-3 registration statement (or a successor registration statement) effective until there are no longer any registrable securities other than Class A common shares that can be sold under Rule 144 without any limitation as to volume or manner of sale. In addition, 3,122,504 Class A common shares are available for future issuance under our incentive award plan as of December 31, 2022.
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
In addition, we use our information technology systems to protect confidential or sensitive employee and company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release or loss of employee or other confidential or sensitive data could have a material adverse effect on our business. If we fail, or are perceived to have failed, to properly respond to security breaches of our or third-party’s information technology systems or fail to properly respond to consumer requests under applicable privacy laws, we could experience reputational damage, an increase in our costs and exposure to additional material legal claims and liability. As a result, our operations and financial results and our share price could be adversely affected.
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
No distributions on our Class A or Class B common shares have been declared or paid since the formation transactions. Any future determination related to our distribution policy will be made at the sole discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and other factors our board of directors may deem relevant. Because we are a holding company and our only investment is our interest in the operating company, we will only be able to pay distributions from funds we receive from the operating company. In addition, the operating company’s ability to pay distributions to us will depend on the ability of its consolidated and nonconsolidated subsidiaries to pay dividends or distributions to the operating company. The priority distribution rights of the holders of legacy interests in the Great Park Venture and the Class B partnership interests in FP LP will limit the cash available for distribution to the operating company until such rights are satisfied in full.
Holders of our Class B common shares are entitled to receive distributions of the same type and at the same time as any distribution payable on our outstanding Class A common shares in an amount per Class B common share equal to the amount of distributions paid on 0.0003 Class A common shares.
As of February 28, 2023, there were 52 and 8 holders of record of our Class A and Class B common shares, respectively.
Our board of directors may, from time to time, in its sole discretion, authorize our company to repurchase our outstanding shares. There were no repurchases of our shares during the year ended December 31, 2022.

Performance Graph
The following graph compares the cumulative total return of our Class A common shares with the S&P 500 and the S&P Homebuilders Select Industry Index from December 31, 2017 through December 31, 2022. The graph assumes $100 was invested at the market close on December 31, 2017 in our Class A common shares, the S&P 500 and the S&P Homebuilders Select Industry Index, and the reinvestment of all dividends.
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
During the year ended December 31, 2022, no redemption notices were received from Class A Unit Holders.
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
Overview
Our Company
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of December 31, 2022, approximately 62.5% of the operating company. The operating company directly or indirectly owns equity interests in:
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
Operational Highlights and Outlook
Despite the onset of a down real estate market in 2022, we finished 2022 by executing on a meaningful step in our commercial land sale strategy with the sale of a 42 acre site by the Great Park Venture. The Federal Reserve's aggressive increase in interest rates in 2022 created a slowdown in residential home sales, which resulted in home builders either pausing or halting altogether on new land acquisitions in our communities and across California as pricing and absorption adjusted to the new market dynamics. In 2023, we will be focused on three main priorities: generating revenue, managing our capital spend to better align capital spending with near-term revenue opportunities, and managing our selling, general and administrative ("SG&A") costs. Following the successful commercial land sale at the Great Park Neighborhoods in the fourth quarter of 2022, we remain optimistic in moving forward with our unique commercial land offerings at the Great Park Neighborhoods and Valencia, both of which are positioned within land constrained markets. At Valencia, with a focus on managing capital spend to optimize the timing and amount of spending in relation to anticipated revenues, we continued to invest in the development of infrastructure in addition to completing community amenities in our initial neighborhoods. By the end of 2022, our guest builders had opened our initial 18 neighborhoods and sold 594 homes during 2022, for a total of 940 homes sold since sales began in May 2021. Homes in our initial neighborhoods consist of a wide mix of attached and detached single family homes that are attracting first time buyers along with trade-up buyers.
At the Great Park Neighborhoods, in which we have a 37.5% percentage interest and manage all aspects of the development cycle, a limited supply of available homes during most of 2022 combined with a higher interest rate environment resulted in a reduced number of homes sold by builders. Home sales by builders totaled 326 homes in 2022. We believe the high-quality schools and amenities at the Great Park Neighborhoods and a strong local economy continue to attract homebuyers to our community. Additionally, a limited supply of new home inventory in Orange County has led to strong historical price appreciation among the single family attached and detached products available at the Great Park Neighborhoods. In 2022, the Great Park Venture closed the sales of (i) 42 acres of commercial land, (ii) 61 homesites on approximately three acres of land and (iii) 22 homes under a fee build program, for an aggregate gross purchase price of $304.4 million. The Great Park Venture made distributions and related payments with proceeds from the land sales, of which we received approximately $66.9 million for both our ownership interests and incentive management fee compensation.
We are diligently focused on managing our SG&A costs to fit the current size and needs of our operations. We reduced our SG&A in 2022 by approximately 29% from 2021, largely driven by an approximately 33% headcount reduction over the course of the year, in addition to reduced marketing expenditures. We are continuing to look for additional costs savings opportunities in 2023.
Although the uncertainty in the market makes it difficult to anticipate a range of homesites and commercial acres we expect to sell in 2023, we are encouraged about our commercial land sale opportunities in 2023 at Valencia and at the Great Park Neighborhoods. In addition, housing is still in short supply in our California markets, and we believe that demand for well-located homes in planned communities will remain strong. We expect that there will be a need for homebuilders to begin buying land in 2023 in order to position themselves for 2024 home sales.
At December 31, 2022, we had $131.8 million in cash and $125.0 million available under our revolving credit facility, giving us total liquidity of $256.8 million that will allow us to be patient and strategic with our land offerings in 2023.
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
Results of Operations
The following tables and related discussions on the results of operations are for the fiscal years ended December 31, 2022 and 2021. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2021 for financial data and related comparative discussions on results of operations for the fiscal years ended December 31, 2021 and 2020.

The Company
The following table summarizes our consolidated historical results of operations for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(in thousands)
Statement of Operations Data
REVENUES:
Land sales	$913	$139,500
Land sales—related party	7,512	43,286
Management services—related party	31,433	39,081
Operating properties	2,836	2,527
Total revenues	42,694	224,394
COSTS AND EXPENSES:
Land sales	(996)	106,012
Management services	20,261	31,459
Operating properties	8,230	6,822
Selling, general, and administrative	54,591	77,118
Restructuring	19,437	—
Total costs and expenses	101,523	221,411
OTHER INCOME:
Interest income	826	94
Miscellaneous	245	3,720
Total other income	1,071	3,814
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	21,513	6,188
(LOSS) INCOME BEFORE INCOME TAX BENEFIT	(36,245)	12,985
INCOME TAX BENEFIT	1,471	325
NET (LOSS) INCOME	(34,774)	13,310
LESS NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(19,371)	6,742
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(15,403)	$6,568
Revenues. Revenues decreased by $181.7 million, to $42.7 million for the year ended December 31, 2022, from $224.4 million for the year ended December 31, 2021. The decrease in revenues was primarily due to a decrease in management services revenue at our Great Park segment in 2022 and land sales revenues recognized at our Valencia segment in 2021 compared to no land sales in 2022.
Cost of land sales. The cost of land sales decreased by $107.0 million, to a credit of $1.0 million for the year ended December 31, 2022, from $106.0 million for the year ended December 31, 2021. The decrease in cost of land sales was attributable to land sales at our Valencia segment in 2021 compared to no land sales in 2022.
Cost of management services. Cost of management services decreased by $11.2 million, or 35.6%, to $20.3 million for the year ended December 31, 2022, from $31.5 million for the year ended December 31, 2021. The decrease was primarily due to a decrease in project team expenses and intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. SG&A expenses decreased by $22.5 million, or 29.2%, to $54.6 million for the year ended December 31, 2022, from $77.1 million for the year ended December 31, 2021. The decrease was mainly attributable to a decrease in employee related expenses. We have had an approximately 33% reduction in headcount since the end of 2021. Most of the reductions were the result of layoffs that occurred at the end of the first quarter of 2022.

Restructuring. On February 9, 2022, Daniel Hedigan was appointed as our Chief Executive Officer. Preceding Mr. Hedigan’s appointment, Emile Haddad stepped down from his roles as Chairman, Chief Executive Officer and President effective as of September 30, 2021 and transitioned into a senior advisory role pursuant to a three-year advisory agreement. Mr. Haddad remains a member of our board of directors serving as Chairman Emeritus. Concurrent with Mr. Hedigan’s appointment, Lynn Jochim transitioned from her position as President and Chief Operating Officer into an advisory role pursuant to a three-year advisory agreement. Upon the appointment of Mr. Hedigan as our Chief Executive Officer, we accrued a related party liability of $15.6 million attributed to advisory agreement payments due to Mr. Haddad and Ms. Jochim over the term of the respective advisory agreements. In addition, we determined the service condition associated with Mr. Haddad’s and Ms. Jochim’s unvested restricted share awards had been modified. As a result of this modification, we recognized approximately $3.0 million in share-based compensation expense as a restructuring cost during the year ended December 31, 2022.
In addition to our executive management restructuring activities, during the year ended December 31, 2022, we incurred $0.9 million in restructuring costs for severance benefits from layoffs that occurred in March 2022.
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
Equity in earnings from unconsolidated entities increased by $15.3 million, to $21.5 million for the year ended December 31, 2022, from $6.2 million for the year ended December 31, 2021. Equity in earnings for the years ended December 31, 2022 and 2021 was primarily a result of recognizing our share of the net income of the Great Park Venture generated from land and home sales during each period.
Income taxes. All operations are carried on through our subsidiaries, the majority of which are pass-through entities that are generally not subject to federal or state income taxation, as all of the taxable income, gains, losses, deductions, and credits are passed through to the partners, including the partners of the operating company and the San Francisco Venture. We are responsible for income taxes on our allocable share of the operating company's income or gain. Pre-tax loss of $36.2 million for the year ended December 31, 2022 resulted in a tax benefit of $1.5 million. The tax benefit was primarily the result of the increase in net deferred tax assets exceeding the net increase in deferred tax liabilities after changes in our valuation allowance. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at December 31, 2022 it was more likely than not that such net deferred tax assets would not be fully realized. Pre-tax income of $13.0 million for the year ended December 31, 2021 resulted in a tax benefit of $0.3 million. The tax benefit was primarily the result of a $0.8 million state tax benefit from a change in estimates when we filed our tax return for the tax year ended December 31, 2020 during 2021, offset by an increase in our net deferred tax liability after changes in our valuation allowance. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at December 31, 2021 it was more likely than not that such net deferred tax assets would not be realized. Our effective tax rate, before changes in valuation allowance, for the year ended December 31, 2022 decreased from the year ended December 31, 2021 due to changes in permanent differences, including executive compensation subject to limitations, relative to the change to pre-tax loss from pre-tax income in 2021.
Net (loss) income attributable to noncontrolling interests. Until exchanged for our Class A common shares or, at our election, cash, noncontrolling interests represent interests held by other partners in the operating company and other members of the San Francisco Venture. Net loss or income attributable to the noncontrolling interests on the consolidated statement of operations represents the portion of losses or earnings attributable to the interests in our subsidiaries held by the noncontrolling interests.

Segment Results and Financial Information
The following tables reconcile the results of operations of our segments to our consolidated results for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended December 31, 2022
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$913	$—	$270,882	$—	$271,795	$—	$271,795	$(270,882)	$913
Land sales—related party	7,512	—	12,520	—	20,032	—	20,032	(12,520)	7,512
Home sales	—	—	40,475	—	40,475	—	40,475	(40,475)	—
Management services—related party(2)	—	—	31,015	418	31,433	—	31,433	—	31,433
Operating properties	2,146	690	—	8,395	11,231	—	11,231	(8,395)	2,836
Total revenues	10,571	690	354,892	8,813	374,966	—	374,966	(332,272)	42,694
COSTS AND EXPENSES:
Land sales	(996)	—	155,692	—	154,696	—	154,696	(155,692)	(996)
Home sales	—	—	29,692	—	29,692	—	29,692	(29,692)	—
Management services(2)	—	—	20,261	—	20,261	—	20,261	—	20,261
Operating properties	8,230	—	—	2,645	10,875	—	10,875	(2,645)	8,230
Selling, general, and administrative	13,602	4,087	18,127	4,289	40,105	36,902	77,007	(22,416)	54,591
Restructuring	—	—	—	—	—	19,437	19,437	—	19,437
Management fees—related party	—	—	53,298	—	53,298	—	53,298	(53,298)	—
Total costs and expenses	20,836	4,087	277,070	6,934	308,927	56,339	365,266	(263,743)	101,523
OTHER INCOME (EXPENSE):
Interest income	1	1	1,532	—	1,534	824	2,358	(1,532)	826
Interest expense	—	—	—	(1,541)	(1,541)	—	(1,541)	1,541	—
Loss on extinguishment of debt	—	—	—	(89)	(89)	—	(89)	89	—
Miscellaneous	245	—	—	—	245	—	245	—	245
Total other income (expense)	246	1	1,532	(1,630)	149	824	973	98	1,071
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	1,196	—	354	—	1,550	—	1,550	19,963	21,513
SEGMENT (LOSS) PROFIT/LOSS BEFORE INCOME TAX BENEFIT	(8,823)	(3,396)	79,708	249	67,738	(55,515)	12,223	(48,468)	(36,245)
INCOME TAX BENEFIT	—	—	—	—	—	1,471	1,471	—	1,471
SEGMENT (LOSS) PROFIT/NET LOSS	$(8,823)	$(3,396)	$79,708	$249	$67,738	$(54,044)	$13,694	$(48,468)	$(34,774)
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
Valencia Segment
Our Valencia property consists of approximately 15,000 acres in northern Los Angeles County and is designed to include approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. The current communities under development in Valencia complement the neighboring communities that were previously developed by us, where approximately 20,000 households reside and approximately 60,000 people work. We began selling homesites in the first development area at Valencia in 2019, and as of December 31, 2022 we had sold 1,866 homesites for aggregate consideration of approximately $421.2 million. Homebuilders sold 594 homes at Valencia during the year ended December 31, 2022 and have sold a total of 940 homes since home sales began in May 2021.
Land sales and related party land sales revenues. Total land sales revenues decreased by $174.4 million, or 95.4%, to $8.4 million for the year ended December 31, 2022, from $182.8 million for the year ended December 31, 2021. The decrease in total land sales revenues was attributable to the recognition of revenue from the sale of land entitled for an aggregate of 643 homesites on approximately 57 acres during the year ended December 31, 2021 compared to no land sales during the year ended December 31, 2022. The base purchase price was $167.3 million for the 2021 sales. We also recognized additional revenue of $5.1 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that we expect to be entitled to receive. In 2021, we also recognized $10.0 million in land sale revenues associated with the receipt of $10.0 million in cash from a customer that acquired commercial property from us in 2011. The payment was contingent on the customer obtaining certain land use approvals for the property.
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
Cost of land sales. Cost of land sales during the year ended December 31, 2021 was $106.0 million, or 58.0% of total land sale revenues and land sales—related party revenues. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project. In 2021, we exonerated development bonds attributed to accrued development obligations on previously sold property, and as a result we reversed approximately $10.6 million in accrued development obligations from these prior period land sales as reductions to the 2021 cost of sales. In 2022, we recognized a similar credit to cost of land sales totaling $1.0 million.
Selling, general, and administrative. SG&A expenses decreased by $4.7 million, or 25.8%, to $13.6 million for the year ended December 31, 2022, from $18.3 million for the year ended December 31, 2021. The decrease was mainly attributable to a decrease in community related selling and marketing expenses and a decrease in employee related expenses.
Equity in earnings (loss) from unconsolidated entity. Equity in earnings from the Valencia Landbank Venture increased to $1.2 million for the year ended December 31, 2022, from a loss of $0.9 million for the year ended December 31, 2021. Equity in earnings for the year ended December 31, 2022 was primarily as a result of recognition of our pro-rata share of profits from land sold by the Valencia Landbank Venture to third-party homebuilders. Equity in loss for the year ended December 31, 2021 was primarily as a result of eliminating our pro-rata share of the intra-entity profits generated from land sales to the Valencia Landbank Venture, offset by recognition of our pro-rata share of profits from land sold by the Valencia Landbank Venture to third-party homebuilders.
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
The Great Park Venture sold the first homesites in April 2013 and, as of December 31, 2022, had sold 7,326 homesites (including 853 affordable homesites) and 115 acres of commercial land, including the Five Point Gateway Campus, allowing for development of up to approximately 2.8 million square feet of commercial office and research and development space for aggregate consideration of approximately $3.3 billion.
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions. The holders of percentage interests are entitled to all other distributions. During the year ended December 31, 2022, the Great Park Venture made aggregate distributions of $16.5 million to holders of legacy interests and $140.5 million to holders of percentage interests. The Company received $52.7 million for its 37.5% percentage interest. As of December 31, 2021, the Great Park Venture had fully satisfied the $476.0 million priority distribution rights, and the remaining maximum participating legacy interest distribution rights at December 31, 2022 were $66.3 million. The remaining $66.3 million legacy interest will be paid on a pro-rata basis, with approximately 10% of future distributions paid to the holders of legacy interests and approximately 90% of such distributions paid to the holders of the percentage interests, until such time as the remaining balance has been fully paid.
Land sales and related party land sales revenues. Land sales and related party land sales revenues decreased by $126.2 million to $283.4 million for the year ended December 31, 2022, from $409.6 million for the year ended December 31, 2021. In 2022, the Great Park Venture sold approximately 42 acres of commercial land and land entitled for an aggregate of 61 homesites on approximately three acres. In 2021, the Great Park Venture sold land entitled for an aggregate of 887 homesites on approximately 72 acres.
The purchase price was $240.0 million for the 2022 commercial land sale. The Great Park Venture recognized approximately $238.0 million in revenue at the close of the land sale and deferred $2.0 million in consideration related to potential development work on the sold land that will be completed by the Great Park Venture at a later date at the buyer’s discretion. The base purchase price was $23.9 million for the 2022 homesite land sales. The Great Park Venture also recognized $0.6 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive for the 2022 homesite sales.
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
During the years ended December 31, 2022 and 2021, revenues also included changes in estimates of variable consideration, including profit participation, from those amounts previously recorded by the Great Park Venture. During the years ended

December 31, 2022 and 2021, the Great Park Venture recognized $19.6 million and $6.7 million in profit participation revenue, respectively.
Cost of land sales. Cost of land sales during the years ended December 31, 2022 and 2021 were $155.7 million and $301.2 million, or 54.9% and 73.6% of total land sales revenues, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Home sale revenues. The Great Park Venture has a fee build agreement with an unrelated third-party (“Fee Builder”) that the Great Park Venture contracted to build and act as a sales agent for 38 homesites within the Great Park Neighborhoods. The Fee Builder initially incurs all costs to build, market and sell the residential homes, and the Great Park Venture reimburses the Fee Builder as construction progresses and pays the Fee Builder certain fees during the construction phase of the homes and when homes are sold to homebuyers. During the year ended December 31, 2022, the Great Park Venture closed the sales of 22 homes to homebuyers generating $40.5 million in home sale revenues. With the 22 home sales that closed in the year ended December 31, 2022, all 38 homes subject to the fee build agreement have been sold and closed. During the year ended December 31, 2021, the Great Park Venture closed the sales of 16 homes to homebuyers generating $26.2 million in home sale revenues.
Cost of home sales. Cost of home sales includes an allocation of land basis for each home sold in addition to home construction costs the Great Park Venture reimburses to the Fee Builder and fees paid to the Fee Builder for the services provided. During the years ended December 31, 2022 and 2021, the Great Park Venture recognized $29.7 million and $20.0 million, respectively, in cost of home sales.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. Previously, the management company received a fixed base fee, reimbursement for certain variable costs and the right to receive certain variable incentive compensation. The initial term of our development management agreement with the Great Park Venture expired on December 31, 2021 but had been extended by mutual agreement of the parties through December 31, 2022 (the "2022 extension") and further renewed by mutual agreement of the parties through December 31, 2024. In connection with the 2022 extension of the development management agreement, the variable cost reimbursement component was eliminated and the annual fixed base fee was increased to $12.0 million for 2022. For the year ended December 31, 2022, we recognized $12.0 million in revenues attributable to the revised base fee, and as a result of changes in estimates of the amount of variable incentive compensation, we recognized $19.0 million in additional revenue. For the year ended December 31, 2021, we recognized $18.0 million attributed to the annual fixed based fee and variable cost reimbursement and $20.7 million attributed to incentive compensation.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture. Corporate and non-project team salaries and overhead incurred by us are not allocated to management services costs and expenses or to our reportable segments and are reported in SG&A costs in the consolidated statement of operations. During the year ended December 31, 2022, management services costs and expenses decreased by $11.2 million, or 35.6%, to $20.3 million, from $31.5 million for the year ended December 31, 2021. The decrease was mainly attributable to decreased intangible asset amortization expense and decreased employee related project team expenses.
Selling, general, and administrative. SG&A expenses are comprised of the Great Park Venture’s marketing related costs, property maintenance expenses and other administrative costs. Prior to the 2022 extension of the development management agreement, project team and certain other administrative costs that were reimbursed to the management company were included in SG&A costs. SG&A costs decreased by $12.5 million, or 40.9%, to $18.1 million for the year ended December 31, 2022, from $30.7 million for the year ended December 31, 2021. The lower expense during the year ended December 31, 2022 was mainly attributable to a decrease in marketing expenses and the elimination of the variable cost reimbursement component under the development management agreement.
Management fees—related party. Management fees increased by $27.3 million, to $53.3 million for the year ended December 31, 2022, from $26.0 million for the year ended December 31, 2021. Management fees incurred by the Great Park Venture were comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid as a percentage of distributions made to holders of the Great Park Venture’s percentage interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to an increased estimate of the amount of incentive compensation probable of being paid. The Great Park Venture recognized expense of $44.0 million and $19.1 million for incentive compensation fees during the years ended December 31, 2022 and 2021, respectively.

The table below reconciles the Great Park segment results for the years ended December 31, 2022 and 2021 to the equity in earnings from our investment in the Great Park Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.

	Year Ended December 31,
	2022	2021
	(in thousands)
Segment profit from operations	$79,708	$64,134
Less net income of management company attributed to the Great Park segment	10,754	7,216
Net income of Great Park Venture	68,954	56,918
The Company’s share of net income of the Great Park Venture	25,858	21,344
Basis difference amortization	(5,414)	(14,912)
Equity in earnings from Great Park Venture	$20,444	$6,432

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
The table below reconciles the Commercial segment results for the years ended December 31, 2022 and 2021 to the equity in (loss) earnings from our investment in the Gateway Commercial Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.

	Year Ended December 31,
	2022	2021
	(in thousands)
Segment profit from operations	$249	$1,284
Less net income of management company attributed to the Commercial segment	418	406
Net (loss) income of Gateway Commercial Venture	(169)	878
Equity in (loss) earnings from Gateway Commercial Venture	$(127)	$659
Liquidity and Capital Resources
At December 31, 2022, we had $131.8 million of consolidated cash and cash equivalents, compared to $265.5 million at December 31, 2021. As of December 31, 2022, no funds had been drawn on and no letters of credit were outstanding on the operating company’s $125.0 million revolving credit facility.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. In 2023, we will make interest payments of $49.2 million on our $625.0 million senior notes due November 2025, and we expect to make $50.4 million in principal payments under our related party reimbursement obligation. Reimbursement payments may be deferred when our related party receives an extension on the maturity date of the associated EB-5 loan liability. Approximately $49.8 million of the $56.3 million in related party reimbursement obligations that were previously expected to have been paid in 2022 have been deferred to 2023. Our related party has a history of receiving maturity date extensions, however, such further extensions are not within our control and there can be no assurance that any such extensions will be obtained in the future.
The development stages of our communities continue to require significant cash outlays on both a short-term and long-term basis, and we expect to invest significant amounts on continued horizontal development at Valencia over the next 12 months. We manage our development activities and expenditures to coincide with projected demand for homesites by our guest builders with the objective of maintaining an appropriate level of liquidity. We expect to meet our cash requirements for at least the next 12 months with available cash, distributions from our unconsolidated entities, collection of management fees under our development management agreement with the Great Park Venture, proceeds from land sales, reimbursements from public financing in Valencia and access to financing sources, including our revolving credit facility.
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
We are a party to a tax receivable agreement (“TRA”) with current and former holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of (a) increases in tax basis that are attributable to exchanges of Class A units of the operating company for our Class A common shares or cash or certain other taxable acquisitions of equity interests by us, (b) allocations that result from the application of the principles of Section 704(c) of the Code and (c) tax benefits related to imputed interest or guaranteed payments deemed to be paid or incurred by us as a result of the TRA. We expect the TRA payments to be substantial, however, the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax. As of December 31, 2022, there were no amounts currently payable under the TRA.
We are committed under various performance bonds and letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of the entitlement and development process.
We had outstanding performance bonds of $315.0 million as of December 31, 2022 predominantly related to our Valencia community.
At December 31, 2022, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Outstanding LOCs totaled $1.0 million and $1.3 million at December 31, 2022 and 2021, respectively. At both December 31, 2022 and 2021, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of December 31, 2022, no capacity under the revolving credit facility was used to support LOCs.
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

The following table aggregates certain of our material cash obligations and commitments as of December 31, 2022:

	Payment due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes payable	$625,000	$—	$625,000	$—	$—
Interest commitment on senior notes	147,657	49,219	98,438	—	—
Operating lease obligations	18,555	5,490	4,969	5,169	2,927
Water purchase agreement (1)	31,150	1,401	2,941	3,135	23,673
Related party reimbursement obligation (2)	65,708	52,138	13,570	—	—
Total	$888,070	$108,248	$744,918	$8,304	$26,600
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
Summary of Cash Flows
The following table outlines the primary components of net cash (used in) provided by operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2022	2021
Operating activities	$(188,302)	$(81,420)
Investing activities	63,990	75,315
Financing activities	(9,717)	(26,577)
Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales, management services and operating property results. Cash outflows are comprised primarily of cash outlays for horizontal development costs, employee compensation, and SG&A costs. Our operating cash flows may vary significantly each year due to the timing of land sales and the development efforts related to our mixed-use planned communities.
Net cash used in operating activities increased by $106.9 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities, SG&A costs and the payment of $49.2 million in each year for interest due on our senior notes.
During the year ended December 31, 2022, we received incentive compensation payments of $14.2 million under our development management agreement with the Great Park Venture. The payment is net of $1.7 million that we concurrently distributed to the holders of the management company's Class B units. Additionally, we received total distributions of $8.6 million from the Gateway Commercial Venture, of which $0.4 million is reflected as a return on our investment (operating activity) in the statement of cash flows with the balance reflected as an investing activity.
During the year ended December 31, 2021, we received $167.0 million in net proceeds upon closing escrow from land sales at our Valencia segment. During the year ended December 31, 2021, we received incentive compensation payments of $20.7 million under our development management agreement with the Great Park Venture. The payment is net of $0.6 million that we concurrently distributed to the holders of the management company's Class B units. Additionally, we received $10.0 million in contingent consideration associated with a commercial land sale that closed in 2011.
Cash Flows from Investing Activities. Net cash provided by investing activities was $64.0 million for the year ended December 31, 2022, compared to the net cash provided by investing activities of $75.3 million for the year ended December 31, 2021.

During the year ended December 31, 2022 we received distributions of $52.7 million and $3.3 million from the Great Park Venture and Valencia Landbank Venture, respectively, which is reflected as a return of our investment (investing activity) in the statement of cash flows. Additionally, we received total distributions of $8.6 million from the Gateway Commercial Venture, of which $8.3 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity.
For the year ended December 31, 2021, we received a distribution of $76.6 million from the Great Park Venture, which is reflected as a return of our investment (investing activity) in the statement of cash flows. Additionally, we received a distribution of $1.0 million from our indirect legacy interest in the Great Park Venture.
Cash Flows from Financing Activities. Net cash used in financing activities was $9.7 million for the year ended December 31, 2022, compared to net cash used in financing activities of $26.6 million for the year ended December 31, 2021.
During the years ended December 31, 2022 and 2021, we made tax distributions of $0.4 million and $4.4 million (net of amounts distributable to us as a partner of the operating company), respectively, to noncontrolling interests in accordance with the operating company's Limited Partnership Agreement (“LPA”). The tax distribution is treated as an advance distribution under the LPA. We also made payments of $6.5 million and $19.4 million to reduce our related party reimbursement obligation during the years ended December 31, 2022 and 2021, respectively. We used $2.7 million and $2.0 million during the years ended December 31, 2022 and 2021, respectively, to net settle certain share-based compensation awards with employees for tax withholding purposes. During the year ended December 31, 2022, we borrowed and repaid $15.0 million under our revolving credit facility.
Changes in Capital Structure
During the year ended December 31, 2022, our ownership percentage in the operating company decreased slightly to 62.5%, primarily due to our reacquisition of approximately 0.4 million restricted Class A common shares from employees for income tax withholding purposes upon vesting and the forfeiture of approximately 0.8 million restricted Class A common shares held by employees that did not vest, partially offset by our issuance of shared-based compensation in the form of 0.2 million restricted Class A common shares. The issuances, settlements and forfeitures resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture, which are redeemable on a one-for-one basis for Class A units of the operating company, at December 31, 2022 and 2021 held by us and those held by noncontrolling interest members.

	2022	2021
Class A units of the operating company:
Held by us	69,068,354	70,107,552
Held by noncontrolling interest members	41,363,271	41,363,271
	110,431,625	111,470,823
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	148,301,898	149,341,096
At December 31, 2022, we had 79,233,544 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed for our Class A common shares or cash, at our election.
Significant Related Party and Third-Party Revenues
In the ordinary course of our business, we have sold and expect to continue to sell homesites to Lennar, which is our largest equity owner, or its affiliates, subsidiaries or joint ventures in which it is a member. We did not sell homesites directly to Lennar during the years ended December 31, 2022, 2021, and 2020 but did recognize revenues related to certain fees or profit participation associated with homes sold by Lennar to homebuyers at Valencia. For the year ended December 31, 2022, we recognized $7.5 million of revenue from Lennar, which primarily consisted of profit participation. During the year ended December 31, 2021, we sold homesites to an unaffiliated land banking entity and recognized $76.5 million of such revenue. Lennar has retained the option to acquire these homesites in the future from the unaffiliated land banking entity. During the year ended December 31, 2021, we sold homesites to the Valencia Landbank Venture, our equity method investee, and recognized $43.2 million of such revenue. We also provide management services to the Great Park Venture pursuant to a development management agreement. In addition to our 37.5% percentage interest in the Great Park Venture, Lennar owns a 25% legacy interest in the Great Park Venture. Lennar, along with an affiliate of Castlelake, also owns interests in an entity that owns a 12.5% legacy interest in the Great Park Venture. For the years ended December 31, 2022 and 2021, we recognized $31.0 million and $38.7 million, respectively, of revenue from management services provided to the Great Park Venture. Other than Lennar and the Great Park Venture, no related party customer accounted for more than 10% of our revenue during the year ended December 31, 2022. Other than the Valencia Landbank Venture and the Great Park Venture, no related party customer accounted for more than 10% of our revenue during the year ended December 31, 2021.
In addition to the related party revenues, during the year ended December 31, 2021, we also sold homesites to two third-party home builders and recognized $30.3 million and $22.5 million of revenue, respectively, which separately accounted for more than 10% of total consolidated revenues. No third-party customer accounted for more than 10% of our revenue during the year ended December 31, 2022. Other than the third-party home builders and the unaffiliated land bank entity, no third-party customer accounted for more than 10% of our revenue during the year ended December 31, 2021.
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

We evaluate our investments in unconsolidated entities for other-than-temporary impairment by reviewing each investment for any indicators of impairment, including the fair value of such investments compared to their carrying amounts. We typically estimate the fair value of our investments using a discounted cash flow of distributions we expect to receive from the venture. Significant input assumptions used in estimating the distributions we expect to receive from the venture include revenue appreciation rates and cost appreciation rates. The determination of fair value also requires discounting the estimated cash flows at a rate that we believe a market participant would determine to be commensurate with the inherent risks associated with the investment and related estimated cash flow streams. The discount rate used in determining each investment’s fair value generally depends on the investment’s projected life and development stage. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity and (3) our intent and ability to retain our interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” we reduce the investment to its estimated fair value.
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
As of December 31, 2022, we had outstanding consolidated indebtedness of $620.7 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Point Holdings, LLC and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, capital, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and schedule III—real estate and accumulated depreciation (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Investment in unconsolidated entities – Other-than-temporary impairment assessment of Heritage Fields LLC (“Great Park Venture”)— Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
As of December 31, 2022, the Company’s investments in unconsolidated entities consist of three investments totaling $331.6 million, and the carrying value of the investment in Great Park Venture is $289.0 million of the total balance. The Company evaluates its investments in unconsolidated entities for other-than-temporary impairment by reviewing its investments for an absence of an ability to recover the carrying amount of the investment, by considering indicators of impairment including the fair value of the investment determined by a discounted cash flow of distributions. If the carrying value of the investment in unconsolidated entities is greater than its estimated fair value, management makes an assessment of whether the impairment is other-than-temporary. In making this assessment, management considers the length of time and the extent to which the fair value of the investment has been less than its carrying value.
In the event that an impairment is other-than-temporary, the Company will reduce the carrying value of the investment to its estimated fair value and recognize an impairment expense within the consolidated statements of comprehensive (loss) income in the period it is identified as incurred. For the year ended December 31, 2022, management identified no indicators of impairment and no impairment loss has been recognized.

Given the quantitative significance of the investment in Great Park Venture and the complexities and judgments involved in identifying impairment indicators and developing the significant inputs used to develop management’s Great Park Venture discounted cash flow of distributions, a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, was deployed in performing audit procedures to evaluate the reasonableness of management’s identification of impairment indicators, and its estimates and assumptions related to significant inputs, including discount rate, residential revenue appreciation rates, and cost appreciation rates used in the Great Park Venture discounted cash flow of distributions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s evaluation of indicators of impairment and the fair value of the investment in Great Park Venture included the following, among others:
–We tested the effectiveness of controls over management’s evaluation of indicators of impairment and the fair value of the investment in Great Park Venture, including those over significant input assumptions, including the discount rate, residential revenue appreciation rates and cost appreciation rates.
–We tested the Company’s evaluation of indicators of impairment and significant input assumptions, including the discount rate, residential revenue appreciation rates and cost appreciation rates by (1) evaluating the source information used by management, (2) independently obtaining and evaluating market data, and (3) engaging our internal fair value specialists.
–We tested the mathematical accuracy of the discounted cash flow of distributions.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 3, 2023

We have served as the Company’s auditor since 2009.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31,
	2022	2021
ASSETS
INVENTORIES	$2,239,125	$2,096,824
INVESTMENT IN UNCONSOLIDATED ENTITIES	331,594	374,553
PROPERTIES AND EQUIPMENT, NET	30,243	31,466
INTANGIBLE ASSET, NET—RELATED PARTY	40,257	51,405
CASH AND CASH EQUIVALENTS	131,771	265,462
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	992	1,330
RELATED PARTY ASSETS	97,126	101,818
OTHER ASSETS	14,676	20,052
TOTAL	$2,885,784	$2,942,910

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$620,651	$619,116
Accounts payable and other liabilities	94,426	115,374
Related party liabilities	93,086	95,918
Deferred income tax liability, net	11,506	12,998
Payable pursuant to tax receivable agreement	173,068	174,126
Total liabilities	992,737	1,017,532

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2022—69,068,354 shares; 2021—70,107,552 shares
Class B common shares; No par value; Issued and outstanding: 2022—79,233,544 shares; 2021—79,233,544 shares
Contributed capital	587,733	587,587
Retained earnings	33,386	48,789
Accumulated other comprehensive loss	(2,988)	(1,952)
Total members’ capital	618,131	634,424
Noncontrolling interests	1,249,916	1,265,954
Total capital	1,868,047	1,900,378
TOTAL	$2,885,784	$2,942,910

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUES:
Land sales	$913	$139,500	$69,398
Land sales—related party	7,512	43,286	53,219
Management services—related party	31,433	39,081	28,132
Operating properties	2,836	2,527	2,870
Total revenues	42,694	224,394	153,619
COSTS AND EXPENSES:
Land sales	(996)	106,012	85,753
Management services	20,261	31,459	20,486
Operating properties	8,230	6,822	5,127
Selling, general, and administrative	54,591	77,118	83,504
Restructuring	19,437	—	—
Total costs and expenses	101,523	221,411	194,870
OTHER INCOME:
Interest income	826	94	1,369
Miscellaneous	245	3,720	356
Total other income	1,071	3,814	1,725
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	21,513	6,188	42,364
(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION)	(36,245)	12,985	2,838
INCOME TAX BENEFIT (PROVISION)	1,471	325	(1,744)
NET (LOSS) INCOME	(34,774)	13,310	1,094
LESS NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(19,371)	6,742	1,522
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(15,403)	$6,568	$(428)

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$(0.22)	$0.09	$(0.01)
Diluted	$(0.23)	$0.09	$(0.01)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	68,429,271	67,394,794	66,722,187
Diluted	68,430,212	143,491,204	69,000,096
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$(0.00)	$0.00	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,233,544	79,233,544
See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
NET (LOSS) INCOME	$(34,774)	$13,310	$1,094
OTHER COMPREHENSIVE (LOSS) INCOME:
Net actuarial (loss) gain on defined benefit pension plan	(1,929)	1,067	(332)
Reclassification of actuarial loss on defined benefit pension plan included in net (loss) income	255	359	97
Other comprehensive (loss) income before taxes	(1,674)	1,426	(235)
INCOME TAX BENEFIT (PROVISION) RELATED TO OTHER COMPREHENSIVE (LOSS) INCOME	—	—	—
OTHER COMPREHENSIVE (LOSS) INCOME—Net of tax	(1,674)	1,426	(235)
COMPREHENSIVE (LOSS) INCOME	(36,448)	14,736	859
LESS COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(19,998)	7,271	1,434
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(16,450)	$7,465	$(575)

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - January 1, 2020	68,788,257	79,233,544	$571,532	$42,844	$(2,682)	$611,694	$1,272,106	$1,883,800
Adoption of new accounting standards at unconsolidated entities	—	—	—	(195)	—	(195)	(224)	(419)
Net (loss) income	—	—	—	(428)	—	(428)	1,522	1,094
Share-based compensation expense	—	—	11,562	—	—	11,562	—	11,562
Reacquisition of share-based compensation awards for tax-withholding purposes	(436,675)	—	(5,521)	—	—	(5,521)	—	(5,521)
Settlement of restricted share units for Class A common shares	335,078	—	—	—	—	—	—	—
Issuance of share-based compensation awards, net of forfeitures	364,624	—	—	—	—	—	—	—
Other comprehensive loss—net of tax of $0-actuarial loss on pension plan	—	—	—	—	(147)	(147)	(88)	(235)
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(4,568)	(4,568)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(615)	—	—	(615)	—	(615)
Adjustment of noncontrolling interest in the Operating Company	—	—	1,320	—	(4)	1,316	(1,316)	—
BALANCE - December 31, 2020	69,051,284	79,233,544	$578,278	$42,221	$(2,833)	$617,666	$1,267,432	$1,885,098
Net income	—	—	—	6,568	—	6,568	6,742	13,310
Share-based compensation expense	—	—	7,898	—	—	7,898	—	7,898
Reacquisition of share-based compensation awards for tax-withholding purposes	(324,905)	—	(2,047)	—	—	(2,047)	—	(2,047)
Issuance of share-based compensation awards, net of forfeitures	1,381,173	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0-actuarial gain on pension plan	—	—	—	—	897	897	529	1,426
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(4,429)	(4,429)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(878)	—	—	(878)	—	(878)
Adjustment of noncontrolling interest in the Operating Company	—	—	4,336	—	(16)	4,320	(4,320)	—
BALANCE - December 31, 2021	70,107,552	79,233,544	$587,587	$48,789	$(1,952)	$634,424	$1,265,954	$1,900,378
Net loss	—	—	—	(15,403)	—	(15,403)	(19,371)	(34,774)
Share-based compensation expense	—	—	6,230	—	—	6,230	—	6,230
Reacquisition of share-based compensation awards for tax-withholding purposes	(417,716)	—	(2,736)	—	—	(2,736)	—	(2,736)
Forfeitures of share-based compensation awards, net of issuances	(621,482)	—	—	—	—	—	—	—
Other comprehensive loss—net of tax of $0-actuarial loss on pension plan	—	—	—	—	(1,047)	(1,047)	(627)	(1,674)
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(435)	(435)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	1,058	—	—	1,058	—	1,058
Adjustment of noncontrolling interest in the Operating Company	—	—	(4,406)	—	11	(4,395)	4,395	—
BALANCE - December 31, 2022	69,068,354	79,233,544	$587,733	$33,386	$(2,988)	$618,131	$1,249,916	$1,868,047

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(34,774)	$13,310	$1,094
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in earnings from unconsolidated entities	(21,513)	(6,188)	(42,364)
Return on investment from Gateway Commercial Venture	352	—	78,968
Deferred income taxes	(1,492)	420	950
Depreciation and amortization	16,946	25,988	14,142
Gain on distribution from indirect Legacy Interest in Great Park Venture—related party	—	(978)	—
Share-based compensation	6,230	7,898	11,562
Changes in operating assets and liabilities:
Inventories	(140,416)	(104,084)	(99,228)
Related party assets	2,402	(383)	(9,969)
Other assets	2,733	(1,271)	(69)
Accounts payable and other liabilities	(22,484)	(18,316)	(32,304)
Related party liabilities	3,714	2,184	(1,281)
Net cash used in operating activities	(188,302)	(81,420)	(78,499)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	52,692	76,623	—
Return of investment from Gateway Commercial Venture	8,273	—	57,532
Return of investment from Valencia Landbank Venture	3,305	1,582	—
Contribution to Valencia Landbank Venture	(205)	(3,756)	(4,166)
Distribution from indirect Legacy Interest in Great Park Venture—related party	—	1,020	1,721
Purchase of properties and equipment	(75)	(154)	(2,147)
Net cash provided by investing activities	63,990	75,315	52,940
CASH FLOWS FROM FINANCING ACTIVITIES:
Reacquisition of share-based compensation awards for tax-withholding purposes	(2,736)	(2,047)	(5,521)
Payment of financing costs	—	(686)	—
Related party reimbursement obligation	(6,546)	(19,415)	(13,452)
Tax distribution to noncontrolling interest	(435)	(4,429)	(4,568)
Borrowings under revolving credit facility	15,000	—	—
Repayments under revolving credit facility	(15,000)	—	—
Net cash used in financing activities	(9,717)	(26,577)	(23,541)
NET DECREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(134,029)	(32,682)	(49,100)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	266,792	299,474	348,574
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$132,763	$266,792	$299,474
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
Concentration of risk—As of December 31, 2022, the Company’s inventories and the Company’s unconsolidated entities’ inventories and properties are all located in California. The Company is subject to risks incidental to the ownership, development, and operation of commercial and residential real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, availability of land for development, changes in tax laws, interest rate levels, availability of financing, and potential liability under environmental and other laws.
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
Management Services—related party—Revenues from management services are recognized as the customer consumes the benefits of the performance obligation satisfied over time. The transaction price pertaining to management services revenue may be comprised of fixed and variable components. The Company’s management agreements may contain incentive compensation fee provisions contingent on the financial performance of a customer. In making estimates of incentive compensation the Company expects to be entitled to receive in exchange for providing management services, significant assumptions and judgments are made in evaluating the factors that may determine the amount of consideration the Company will ultimately receive. Cash flow projections of the project being developed are typically utilized in making such estimates. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general and administrative costs, the expected contract period, and other factors. The Company includes in the transaction price an estimate of incentive compensation only to the extent that a significant reversal of revenue is not probable. Incentive compensation revenue from management services is recognized evenly over the expected contract term, as the performance obligation is satisfied. When changes in estimates and assumptions occur, the estimate of the amount of incentive compensation the Company expects to be entitled to receive and constraints on the estimate may change, resulting in a cumulative catch-up being recorded in the period of the change. A contract asset is recognized when there is a timing difference between recognition of revenue upon satisfaction of performance obligations and revenues becoming billable. In some of its development management agreements, the Company previously received compensation equal to the actual general and administrative costs incurred by the Company as it performed services. In these circumstances, the Company acts as the principal and recognizes management fee revenues on these reimbursements in the same period that these costs are incurred because the amount to which the Company has the right to invoice corresponds directly with the value consumed by the customer for the Company’s performance to date.
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
In determining these estimates and assumptions, the Company utilizes historical trends from past development projects of the Company in addition to internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates and interest rates.
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
Investments in unconsolidated entities—For investments in entities that the Company does not control, but exercises significant influence, the Company uses the equity method of accounting. The Company’s judgment with regard to its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest, its representation in the entity’s governance, its ability to participate in policy-making decisions, and the rights of other investors to participate in the decision-making process to replace the Company as manager or to liquidate the entity. Investments accounted for under the equity method of accounting are recorded at cost and adjusted for the Company’s share in the earnings (losses) of the venture, impairments and cash contributions and distributions. Any difference between the carrying amount of the equity method investment on the Company’s balance sheet and the underlying equity in net assets on the investee’s balance sheet results in a basis difference which is adjusted as the related underlying assets are depreciated, amortized, or sold and the liabilities are settled. The Company’s interests in Heritage Fields LLC (the “Great Park Venture”), Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”) and FP-HS Lot Option Joint Venture - Valencia, LLC (the “Valencia Landbank Venture”) were accounted for using the equity method for all years presented in the accompanying consolidated financial statements.
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
The Company evaluates its investments in unconsolidated entities for other-than-temporary impairment by reviewing each investment for any indicators of impairment, including the fair value of such investments compared to their carrying amounts. The Company typically estimates the fair value of its investments by discounting the cash flows from distributions the Company expects to receive from the venture. Significant input assumptions used in estimating the distributions the Company expects to receive from the venture include revenue appreciation rates and cost appreciation rates. The determination of fair value also requires discounting the estimated cash flows at a rate that the Company believes a market participant would determine to be commensurate with the inherent risks associated with the investment and related estimated cash flow streams. The discount rate used in determining each investment’s fair value generally depends on the investment’s projected life and development stage. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” the Company reduces the investment to its estimated fair value. During the year ended December 31, 2020, the Company recognized an other-than-temporary impairment charge of $26.9 million related to the Company’s investment in Great Park Venture (see Note 4). No other-than-temporary impairments were identified during the years ended December 31, 2022 or 2021.
Inventories—Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized direct and indirect inventory costs include land, land in which the Company has the rights to receive in accordance with a disposition and development agreement, horizontal development costs, real estate taxes, and interest related to financing development and construction. During the years ended December 31, 2022, 2021 and 2020, the Company incurred interest expense, including amortization of debt issuance costs, all of which was capitalized into inventories, of $54.2 million, $54.5 million and $55.2 million, respectively. Horizontal development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as public schools, utilities, roads, and bridges; and site costs, such as grading and amenities, to bring the land to a saleable state. Certain public infrastructure project costs incurred by the Company are eligible for reimbursement, typically, from the proceeds of Community Facilities District (“CFD”) bond debt, state and federal grants or property tax assessments. Costs that cannot be clearly associated with the acquisition, development, and construction of a real estate project and selling expenses are expensed as incurred. Selling and advertising costs were $6.0 million, $9.3 million and $3.3 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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
Receivables—The Company evaluates the carrying value of receivables, which includes receivables from related parties, at each reporting date to determine the need for an allowance of expected credit loss. At December 31, 2022 and 2021, there was no material allowance for credit loss.
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
On February 9, 2022, Daniel Hedigan was appointed as the Company’s Chief Executive Officer. Preceding Mr. Hedigan’s appointment, Emile Haddad stepped down from his roles as Chairman, Chief Executive Officer and President effective as of September 30, 2021 and transitioned into a senior advisory role pursuant to a three-year advisory agreement. Mr. Haddad remains a member of the Company’s Board of Directors serving as Chairman Emeritus. Concurrent with Mr. Hedigan’s appointment, Lynn Jochim transitioned from her position as President and Chief Operating Officer into an advisory role pursuant to a three-year advisory agreement (see Note 9). Upon the appointment of Mr. Hedigan as the Company’s Chief Executive Officer, the Company accrued a related party liability of $15.6 million attributed to advisory agreement payments due to Mr. Haddad and Ms. Jochim. In addition, the Company determined the service condition associated with Mr. Haddad and Ms. Jochim’s unvested restricted share awards had been modified (see Note 16). As a result of this modification, the Company recognized approximately $3.0 million in share-based compensation expense as a restructuring cost during the year ended December 31, 2022.
In addition to the Company’s executive management restructuring activities, the Company incurred and paid $0.9 million in restructuring costs resulting from severance benefits incurred in March 2022.
Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net periodic pension benefit	$245	$290	$356
Other	—	1,382	—
Other—related party	—	2,048	—
Total miscellaneous other income	$245	$3,720	$356
Recently adopted accounting pronouncements—Although there have been several new accounting pronouncements recently issued by the Financial Accounting Standards Board that the Company has adopted or will adopt, the Company does not believe any of these accounting pronouncements had or will have a material impact on the Company’s consolidated financial statements or disclosures.

3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 15) (in thousands):

	Year Ended December 31, 2022
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$8,425	$—	$—	$—	$8,425
Management services—related party	—	—	31,015	418	31,433
Operating properties	1,177	—	—	—	1,177
	9,602	—	31,015	418	41,035
Operating properties leasing revenues	969	690	—	—	1,659
	$10,571	$690	$31,015	$418	$42,694

	Year Ended December 31, 2021
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$182,786	$—	$—	$—	$182,786
Management services—related party	—	—	38,675	406	39,081
Operating properties	785	—	—	—	785
	183,571	—	38,675	406	222,652
Operating properties leasing revenues	1,194	548	—	—	1,742
	$184,765	$548	$38,675	$406	$224,394

	Year Ended December 31, 2020
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$122,617	$—	$—	$—	$122,617
Management services—related party	—	835	26,900	397	28,132
Operating properties	994	595	—	—	1,589
	123,611	1,430	26,900	397	152,338
Operating properties leasing revenues	1,281	—	—	—	1,281
	$124,892	$1,430	$26,900	$397	$153,619
(1) The tables above do not include revenues of the Great Park Venture and the Gateway Commercial Venture, which are included in the Company’s reporting segment totals (see Notes 4 and 15).
The Company, through Five Point Communities, LP (“FP LP”), and Five Point Communities Management, Inc., (“FP Inc.” and together with FP LP, the “Management Company”), has a development management agreement, as amended and restated (“A&R DMA”), with the Great Park Venture. The A&R DMA had an original term commencing on December 29, 2010 and ending on December 31, 2021 (the “Initial Term”). In addition to an annual fixed base fee and variable cost reimbursements, the Initial Term of the A&R DMA included incentive compensation that becomes payable in connection with and as a percentage of distributions made to the members of the Great Park Venture, including distributions made in periods after the Initial Term. Consideration in the form of contingent incentive compensation from the A&R DMA was recognized as revenue and a contract asset as services were provided over the contract term. By mutual agreement, the Initial Term had been extended through December 31, 2022 (the "2022 Extension"). The 2022 Extension resulted in the elimination of variable cost reimbursements and an increase in the annual fixed base fee to $12.0 million for 2022. The 2022 Extension did not change the incentive compensation provisions of the A&R DMA applicable to the Initial Term. In December 2022, the Company and the Great Park Venture entered into a second amendment to the A&R DMA. Under the amendment, the term of the A&R DMA has been renewed through December 31, 2024 (the "First Renewal Term"). The compensation payable to the Company during the First Renewal Term remains unchanged from the 2022 Extension and includes the annual fixed base fee and incentive compensation payments. In 2024, the base fee will equal the amount of the fee included in the annual business plan approved by the Great Park Venture's executive committee, which is currently anticipated to be approximately the same as the current base fee. Due to the contingencies associated with estimating the amount of incentive compensation that ultimately will become payable for services provided through the Initial Term, the Company has constrained, under the guidance of ASC Topic 606, its estimate of incentive compensation revenues such that the Company believes that a significant reversal of revenues is not probable of occurring. As the contingencies are resolved in future periods, the Company may record adjustments to revenue to reflect changes in the Company’s estimate of incentive compensation expected to be received. Significant judgment is involved in management’s estimate of the amount of variable consideration included in the transaction price. In making this estimate, management utilizes projected cash flows of the operations of the Great Park Venture. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general, and administrative costs, the expected contract period, and other factors.
Contract balances are recorded on the consolidated balance sheet in either related party assets or other assets for receivables from customers and contract assets (unbilled receivables) depending on whether the customer is a related party. Similarly, contract liabilities (deferred revenue) are included in accounts payable and other liabilities or related party liabilities.
The opening and closing balances of the Company’s contract assets for the year ended December 31, 2022 were $87.6 million ($79.1 million related party, see Note 9) and $86.5 million ($79.9 million related party, see Note 9), respectively. The net decrease of $1.1 million between the opening and closing balances of the Company’s contract assets primarily resulted from additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the A&R DMA offset by the receipt of $15.9 million in incentive compensation payments from the Great Park Venture and the receipt of marketing fees from prior period land sales.
The opening and closing balances of the Company’s contract assets for the year ended December 31, 2021 were $85.1 million ($78.1 million related party, see Note 9) and $87.6 million ($79.1 million related party, see Note 9), respectively. The net increase of $2.5 million between the opening and closing balances of the Company’s contract assets primarily resulted from a timing difference between when payments are received and the Company’s recognition of revenue earned for the performance of management services in the period, offset in large part by a reduction of $21.3 million from the receipt of incentive compensation payments from the Great Park Venture.
The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the years ended December 31, 2022 and 2021 were insignificant.
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
4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of interests—“Percentage Interests” and “Legacy Interests.” The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of December 31, 2022. Legacy Interest holders were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions of cash depending on the performance of the Great Park Venture. The holders of the Percentage Interests will receive all other distributions.
During the year ended December 31, 2022, the Great Park Venture made aggregate distributions of $16.5 million to holders of Legacy Interests and $140.5 million to holders of Percentage Interests. The Company received $52.7 million for its 37.5% Percentage Interest. During the year ended December 31, 2021, the Great Park Venture made aggregate distributions of $51.0 million to holders of Legacy Interests and $204.3 million to holders of Percentage Interests. The Company received $76.6 million for its 37.5% Percentage Interest. As of December 31, 2021, the Great Park Venture had fully satisfied the $476.0 million priority distribution rights, and the remaining maximum participating Legacy Interest distribution rights at December 31, 2022 were $66.3 million.
The Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use planned community located in Orange County, California. The Company, through the A&R DMA, as amended, manages the planning, development and sale of the Great Park Neighborhoods and supervises the day-to-day affairs of the Great Park Venture. The Great Park Venture is governed by an executive committee of representatives appointed by only the holders of Percentage Interests. The Company serves as the administrative member but does not control the actions of the executive committee. The Company accounts for its investment in the Great Park Venture using the equity method of accounting.
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
During the year ended December 31, 2022, the Great Park Venture recognized $12.5 million in land sale revenues to related parties of the Company and $270.9 million in land sale revenues to third parties. During the year ended December 31, 2021, the Great Park Venture recognized $62.8 million in land sale revenues to related parties of the Company and $346.8 million in land sale revenues to third parties, of which $236.6 million relates to homesites sold to an unaffiliated land banking entity whereby a related party of the Company retained the option to acquire these homesites in the future from the land bank entity. Land sales to related parties in 2021 included $57.4 million sold to an entity in which the Great Park Venture holds a 10% interest (the “Great Park Landbank Venture”). The Great Park Landbank Venture is a land banking entity that was formed in June 2021. The Great Park Venture accounts for the investment under the equity method of accounting. During the year ended December 31, 2020, the Great Park Venture recognized $2.7 million in land sale revenues to related parties of the Company and $22.1 million in land sale revenues to third parties.
The following table summarizes the statements of operations of the Great Park Venture for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Land sale and related party land sale revenues	$283,402	$409,555	$24,827
Home sale revenues	40,475	26,172	—
Cost of land sales	(155,692)	(301,247)	(15,304)
Cost of home sales	(29,692)	(20,022)	—
Other costs and expenses	(69,539)	(57,540)	(38,929)
Net income (loss) of Great Park Venture	$68,954	$56,918	$(29,406)
The Company’s share of net income (loss)	$25,858	$21,344	$(11,027)
Basis difference amortization	(5,414)	(14,912)	(2,073)
Other-than-temporary investment impairment	—	—	(26,851)
Equity in earnings (loss) from Great Park Venture	$20,444	$6,432	$(39,951)
The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Inventories	$605,893	$687,235
Cash and cash equivalents	149,326	140,004
Receivable and other assets	43,955	32,550
Total assets	$799,174	$859,789
Accounts payable and other liabilities	$156,085	$128,677
Redeemable Legacy Interests	66,254	82,719
Capital (Percentage Interest)	576,835	648,393
Total liabilities and capital	$799,174	$859,789
The Company’s share of capital in Great Park Venture	$216,313	$243,147
Unamortized basis difference	72,713	78,127
The Company’s investment in the Great Park Venture	$289,026	$321,274
At each reporting period, and when events and circumstances dictate, the Company evaluates its equity method investment in the Great Park Venture for impairment. This evaluation focuses on the recoverability of the carrying value based upon the discounted value of distributions the Company expects to receive from the Great Park Venture. This evaluation is performed at the investment level and is separate and apart from impairment evaluations on long-lived assets, such as the Company’s consolidated inventory balances, that focus on recoverability with undiscounted cash flows. The Company evaluates the investment as a whole and does not evaluate the underlying assets of the Great Park Venture for impairment. If the Great Park Venture records an impairment charge against its assets, the Company will recognize its share of the loss, adjusted for basis differences. During the years ended December 31, 2022, 2021 and 2020, the Great Park Venture did not recognize any impairment losses on its long-lived assets.
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
Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of December 31, 2022. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
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
The Company and a subsidiary of Lennar Corporation separately lease portions of the fourth building, which remains under the ownership of the Gateway Commercial Venture, and during the years ended December 31, 2022, 2021 and 2020, the Gateway Commercial Venture recognized $8.4 million, $8.5 million and $8.4 million, respectively, in rental revenues from those leasing arrangements.

The following table summarizes the statements of operations of the Gateway Commercial Venture for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Rental revenues	$8,395	$8,475	$24,241
Rental operating and other expenses	(3,063)	(2,424)	(6,387)
Depreciation and amortization	(3,960)	(3,938)	(9,412)
Gain on asset sales, net	—	—	112,260
Interest expense	(1,541)	(1,235)	(8,857)
Net (loss) income of Gateway Commercial Venture	$(169)	$878	$111,845
Equity in (loss) earnings from Gateway Commercial Venture	$(127)	$659	$83,884
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Real estate and related intangible assets, net	$82,797	$86,601
Cash	4,244	13,279
Other assets	4,588	4,486
Total assets	$91,629	$104,366
Notes payable, net	$29,418	$29,369
Other liabilities, net	7,951	9,067
Members’ capital	54,260	65,930
Total liabilities and capital	$91,629	$104,366
The Company’s investment in the Gateway Commercial Venture	$40,695	$49,447
During the year ended December 31, 2022, the Company received $8.6 million in distributions of excess cash from the Gateway Commercial Venture. The debt of the Gateway Commercial Venture is non-recourse to the Company other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
Valencia Landbank Venture
As of December 31, 2022, the Company owned a 10% interest in the Valencia Landbank Venture, an entity organized in December 2020 for the purpose of taking assignment from homebuilders of purchase and sale agreements for the purchase of residential lots within the Company’s Valencia community. The Valencia Landbank Venture concurrently enters into option and development agreements with homebuilders pursuant to which the homebuilders retain the option to purchase the land to construct and sell homes. The Company does not have a controlling financial interest in the Valencia Landbank Venture, however, the Company has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member, and therefore the Company accounts for its investment in the Valencia Landbank Venture using the equity method.
During the years ended December 31, 2021 and 2020, the Valencia Landbank Venture took assignment of certain purchase and sale agreements and purchased land from the Company for $42.0 million and $51.6 million, respectively, (see Note 9) while concurrently entering into option and development agreements with third-party homebuilders. When the Company sells land to the Valencia Landbank Venture, it eliminates its pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land is sold by the Valencia Landbank Venture to third-party homebuilders. At December 31, 2022 and 2021, the Company’s investment in the Valencia Landbank Venture was $1.9 million and $3.8 million, respectively. During the year ended December 31, 2022, the Company recognized equity in earnings of $1.2 million from the Valencia Landbank Venture, and during the years ended December 31, 2021 and 2020, the Company recognized equity in loss of $0.9 million and $1.6 million, respectively.
5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at December 31, 2022, the Holding Company and its wholly owned subsidiary owned approximately 62.5% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.5% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar Corporation (“Lennar”), affiliates of Castlelake, LP (“Castlelake”) and an entity controlled by Emile Haddad, the Company’s Chairman Emeritus of the Board of Directors and former Chief Executive Officer (the “Management Partner”).
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
During the years ended December 31, 2022, 2021 and 2020, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan and exchanges of Class A Common Units of the Operating Company for Class A common shares.
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
Tax distributions to the partners of the Operating Company for the years ended December 31, 2022, 2021 and 2020, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Management Partner	$435	$2,932	$4,568
Other partners (excluding the Holding Company)	—	1,497	—
Total tax distributions	$435	$4,429	$4,568
In January 2023, the Operating Company made a tax distribution of $2.0 million to the Management Partner. Generally, tax distributions are treated as advance distributions under the LPA and are taken into account when determining the amounts otherwise distributable under the LPA.
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

Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos communities facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At December 31, 2022 and 2021, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the consolidated balance sheets.
6.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the payable pursuant to tax receivable agreement (“TRA”). The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, FP LP and Five Point Land, LLC (“FPL”), the entity developing Valencia, all of which have also been determined to be VIEs.
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
As of December 31, 2022, the San Francisco Venture had total combined assets of $1.31 billion, primarily comprised of $1.31 billion of inventories and $0.8 million in related party assets, and total combined liabilities of $67.3 million, including $63.0 million in related party liabilities.
As of December 31, 2021, the San Francisco Venture had total combined assets of $1.28 billion, primarily comprised of $1.27 billion of inventories and $1.1 million in related party assets, and total combined liabilities of $76.9 million, including $69.5 million in related party liabilities.
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
As of December 31, 2022, FP LP and FPL had combined assets of $1.1 billion, primarily comprised of $927.9 million of inventories, $40.3 million of intangibles and $79.9 million in related party assets, and total combined liabilities of $77.2 million, including $70.5 million in accounts payable and other liabilities and $6.7 million in related party liabilities.

As of December 31, 2021, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $826.4 million of inventories, $51.4 million of intangibles and $82.0 million in related party assets, and total combined liabilities of $94.0 million, including $85.6 million in accounts payable and other liabilities and $8.4 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the years ended December 31, 2022, 2021 and 2020, respectively, there were no VIEs that were deconsolidated.
7.     PROPERTIES AND EQUIPMENT, NET
Properties and equipment as of December 31, 2022 and 2021 consisted of the following (in thousands):

	2022	2021
Agriculture operating properties and equipment	$30,200	$30,125
Furniture, fixtures, and other	10,586	10,933
Total properties and equipment	40,786	41,058
Accumulated depreciation	(10,543)	(9,592)
Properties and equipment, net	$30,243	$31,466
Depreciation expense was $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
8.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture acquired in the Formation Transactions (see Note 9). The intangible asset will be amortized over the expected contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(89,448)	(78,300)
Net book value	$40,257	$51,405
Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $11.1 million, $20.3 million and $8.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense is included in the cost of management services in the accompanying consolidated statements of operations and is included in the Great Park segment.

9.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s consolidated balance sheets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	2022	2021
Related Party Assets:
Contract assets (see Note 3)	$79,863	$79,082
Operating lease right-of-use asset (see Note 12)	16,425	18,715
Other	838	4,021
	$97,126	$101,818
Related Party Liabilities:
Reimbursement obligation	$62,990	$69,536
Payable to holders of Management Company’s Class B interests	6,700	8,365
Operating lease liability (see Note 12)	12,535	13,931
Accrued advisory fees	10,525	—
Other	336	4,086
	$93,086	$95,918
Development Management Agreement with the Great Park Venture (Incentive Compensation Contract Asset)
In 2010, the Great Park Venture, the Company’s equity method investee, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The initial term of the development management agreement with the Great Park Venture expired on December 31, 2021 but had been extended by mutual agreement of the parties through December 31, 2022. The compensation structure in place consisted of a base fee and incentive compensation. Incentive compensation is characterized as “Legacy Incentive Compensation” and “Non-Legacy Incentive Compensation.” Legacy Incentive Compensation consists of a maximum of $9.0 million of incentive compensation payments attributed to contingent payments made under a cash flow participation agreement to which the Great Park Venture is a party. Holders of the Management Company’s Class B interests are entitled to receive distributions from the Management Company that are attributable to any Legacy Incentive Compensation received by the Management Company. Non-Legacy Incentive Compensation is 9% of distributions available to be made by the Great Park Venture to holders of Percentage Interests of the Great Park Venture during the Initial Term (see Note 4). In December 2022, the Company and the Great Park Venture entered into the First Renewal Term. The compensation payable to the Company during the First Renewal Term continues to include a base fee and incentive compensation payments. If the A&R DMA is not extended by mutual agreement of the parties beyond December 31, 2024 and the Company is no longer providing management services subsequent to December 31, 2024, the Company will continue to be entitled to 6.75% of Distributions paid thereafter.
During the year ended December 31, 2022, the Great Park Venture made a Legacy Incentive Compensation payment to the Company of $1.7 million and a Non-Legacy Incentive Compensation payment of $14.2 million. Upon receiving the Legacy Incentive Compensation payment, the Company distributed the $1.7 million in proceeds to the holders of the Management Company's Class B interests. During the year ended December 31, 2021, the Great Park Venture made a Legacy Incentive Compensation payment to the Company of $0.6 million and a Non-Legacy Incentive Compensation payment of $20.7 million. Upon receiving the Legacy Incentive Compensation payment, the Company distributed the $0.6 million in proceeds to the holders of the Management Company's Class B interests.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue from management services of $31.0 million, $38.7 million and $26.9 million, respectively, related to all management fees under the A&R DMA, and such revenues are included in management services—related party in the accompanying consolidated statements of operations and are included in the Great Park segment. At December 31, 2022 and 2021, included in contract assets in the table above is $77.4 million and $74.3 million, respectively, attributed to Legacy and Non-Legacy Incentive Compensation revenue recognized but not yet due (see Note 3). At December 31, 2021, the Company had a receivable from the Great Park Venture of $2.9 million related to cost reimbursements under the A&R DMA. The receivable amount is included in other related party assets in the table above.
Operating Lease Right-of-Use Asset and Operating Lease Liability
The Company leases corporate office space in the building owned by the Gateway Commercial Venture at the Five Point Gateway Campus (See Note 12).

Indirect Legacy Interest in Great Park Venture
In 2018, the Company purchased an indirect interest in rights to certain Legacy Interests in the Great Park Venture through an equity method investment. During the year ended December 31, 2021, the Company received a cash distribution of $1.0 million which was in excess of the carrying value of the interest resulting in a miscellaneous other—related party gain of $978 thousand. After receiving the distribution, the Company’s indirect Legacy Interest had no carrying value and has no additional distribution rights in the Great Park Venture.
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
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse CPHP or its subsidiaries for a portion of the EB-5 loan liabilities and related interest that were assumed by CPHP or its subsidiaries pursuant to the Separation Agreement. At December 31, 2022 and 2021, the balance of the reimbursement obligation to CPHP or its subsidiaries was $63.0 million and $69.5 million, respectively. Interest paid monthly totaled $3.0 million, $3.4 million and $4.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. All of the incurred interest for the years ended December 31, 2022, 2021 and 2020 was capitalized into inventories. The weighted average interest rate as of December 31, 2022 was 4.5%.
Throughout 2022, the Company was notified by CPHP or its affiliates that certain reimbursements totaling $49.8 million that were previously expected to be paid in 2022 had been deferred to 2023. These deferred amounts continue to incur interest at the original interest rate. Principal payments of $50.4 million and $12.6 million are expected to be paid in 2023 and 2025, respectively, however, additional deferral notices may further extend the expected payment dates.
Employment Transition Agreement and Advisory Agreement with Emile Haddad
On August 23, 2021, the Company and the Company’s then Chairman, Chief Executive Officer and President, Emile Haddad, entered into an employment transition agreement pursuant to which, effective as of September 30, 2021, Mr. Haddad stepped down from his roles as Chairman, Chief Executive Officer and President. Mr. Haddad remained a member of the Company’s Board of Directors serving as Chairman Emeritus. Concurrently, the Company also entered into an advisory agreement with Mr. Haddad for an initial term of three years, which became effective on October 1, 2021. Mr. Haddad will receive an annual retainer of $5.0 million, and his unvested equity awards will continue to vest in accordance with their terms, subject to continued service as an advisor or member of the Company’s Board of Directors. Compensation expense attributed to the advisory agreement for the year ended December 31, 2022 is included in restructuring expense on the accompanying consolidated statement of operations. All compensation expense to Mr. Haddad for the year ended December 31, 2021 is included in selling, general and administrative expenses on the accompanying consolidated statement of operations. At December 31, 2022, included in accrued advisory fees in the table above is $8.4 million attributed to Mr. Haddad’s advisory agreement (see Note 2).
Employment Transition Agreement and Advisory Agreement with Lynn Jochim
On February 9, 2022, the Company entered into an employment transition agreement with Lynn Jochim, the Company’s former President and Chief Operating Officer. Pursuant to the agreement, Ms. Jochim agreed to continue in her then current positions, at her then current compensation levels, until February 14, 2022. Concurrently, the Company also entered into an advisory agreement with Ms. Jochim for an initial term of three years, which became effective on February 15, 2022. Pursuant to the advisory agreement, the Company agreed to pay Ms. Jochim an annual retainer of $1.0 million. Compensation expense attributed to the advisory agreement for the year ended December 31, 2022 is included in restructuring expense on the accompanying consolidated statement of operations. At December 31, 2022, included in accrued advisory fees in the table above is $2.1 million attributed to Ms. Jochim’s advisory agreement (see Note 2).
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
Gateway Commercial Venture Property Management Agreement
The Company has entered into a property management agreement with Gateway Commercial Venture in which the Company will provide certain property management services to the Five Point Gateway Campus. In each of the years ended December 31, 2022, 2021, and 2020, the Company recognized revenue from these management services of $0.4 million, which is included in management services—related party in the accompanying consolidated statements of operations.
San Francisco Bay Area Development Management Agreements
The Company previously entered into development management agreements with affiliates of Lennar and Castlelake in which the Company provided certain development management services to various real estate development projects located in the San Francisco Bay Area. For the year ended December 31, 2020, the Company recognized revenue from these management services of $0.8 million. Revenues related to management fees under the San Francisco Bay Area development management agreements are included in management services—related party in the accompanying consolidated statement of operations. As of December 31, 2020, all development management agreements had been terminated.

10.    NOTES PAYABLE, NET
At December 31, 2022 and 2021, notes payable consisted of the following (in thousands):

	2022	2021
7.875% Senior Notes due 2025	$625,000	$625,000
Unamortized debt issuance costs and discount	(4,349)	(5,884)
	$620,651	$619,116
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
Interest on the Senior Notes is payable on May 15 and November 15 of each year. Interest incurred, including amortization of debt issuance costs, on the Senior Notes during each of the years ended December 31, 2022, 2021 and 2020 totaled $50.8 million. All interest incurred was capitalized to inventories for all three years.
The Senior Notes are guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Operating Company and are redeemable at the option of the Issuers, in whole or in part, at a declining call premium as set forth in the indenture governing the Senior Notes, plus accrued and unpaid interest.

Revolving Credit Facility
The Operating Company has a $125.0 million unsecured revolving credit facility with a maturity date in April 2024, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions including the approval of the administrative agent and lenders. Any borrowings under the revolving credit facility bear interest at LIBOR plus a margin ranging from 1.75% to 2.00% based on the Company’s leverage ratio. The revolving credit facility includes an accordion feature that allows the Operating Company to request to increase the maximum aggregate amount by up to $50.0 million to $175.0 million, subject to certain conditions, including receipt of commitments. As of December 31, 2022, no borrowings or letters of credit were outstanding on the revolving credit facility.
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
At December 31, 2022 and 2021, the Company’s consolidated balance sheets included liabilities of $173.1 million and $174.1 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) of the Code to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s direct or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record additional TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent changes to the amount of TRA liabilities recorded.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right, subject to certain conditions of the agreement, to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the years ended December 31, 2022, 2021 and 2020.

12.    LEASES
The Company’s lessee arrangements consist of agreements to lease certain office facilities and equipment and the Company’s lessor arrangements consist of leases of portions of land to third parties for agriculture or other miscellaneous uses. The Company’s agricultural land lease agreements are generally short-term in nature. As of December 31, 2022, all leasing arrangements are classified as operating leases and do not contain residual value guarantees or material restrictions.
The Company’s office leases have remaining lease terms of approximately one year to six years and include one or more extension options to renew, some of which include options to extend the leases for up to ten years. The Company only includes renewal options in the lease term when it is reasonably certain that it will exercise such options.
The components of lease costs were as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Operating lease cost	$1,957	$2,371	$2,146
Related party operating lease cost	3,154	3,154	3,154
Short-term lease cost	410	501	551
Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 were as follows (in thousands, except lease term in years and discount rate):

	2022	2021
Operating lease right-of-use assets ($16,425 and $18,715 related party, respectively)	$19,067	$23,779
Operating lease liabilities ($12,535 and $13,931 related party, respectively)	$15,705	$20,034
Weighted average remaining lease term (operating lease)	5.1	5.5
Weighted average discount rate (operating lease)	6.2%	6.0%
Operating lease right-of-use assets are included in other assets or related party assets and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the consolidated balance sheets.
The table below reconciles the undiscounted cash flows to operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2022 (in thousands):

Years Ending December 31,	Rental Payments
2023	$5,490
2024	2,495
2025	2,474
2026	2,545
2027	2,624
Thereafter	2,927
Total lease payments	$18,555
Discount	$2,850
Total operating lease liabilities	$15,705
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
Valencia Project Approval Settlement
In September 2017, the Company reached a settlement with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Valencia’s regulatory approvals and permits. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of December 31, 2022, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $10.3 million with the final payment due in 2026.

Valencia Water Purchase Agreement
The Company is subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for the Company’s exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term. During the year ended December 31, 2022, the Company made payments totaling $1.4 million under the agreement. The annual minimum payments for years 2023 to 2027 are $1.4 million, $1.4 million, $1.5 million, $1.5 million and $1.6 million, respectively. At December 31, 2022, the aggregate of all annual minimum payments remaining under the initial term total $31.2 million.
Valencia Infrastructure Project
In January 2012, the Company entered into an agreement with Los Angeles County, in which the Company would finance up to a maximum of $45.8 million for the construction costs of an interchange project that Los Angeles County is managing. The interchange project is a critical infrastructure project that will benefit Valencia. As of December 31, 2022, the Company has made aggregate payments of $37.0 million and the interchange project was completed in 2019. At both December 31, 2022 and 2021, the Company had $8.9 million included in accounts payable and other liabilities in the accompanying consolidated balance sheets, representing unreimbursed construction costs payable to Los Angeles County.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $315.0 million and $279.6 million as of December 31, 2022 and 2021, respectively.
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
At both December 31, 2022 and 2021, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Letters of Credit
At December 31, 2022 and 2021, the Company had outstanding letters of credit totaling $1.0 million and $1.3 million, respectively. These letters of credit were issued to secure various development and financial obligations. At both December 31, 2022 and 2021, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under the letters of credit agreements.
Legal Proceedings
Hunters Point Litigation
In May 2018, residents of the Bayview Hunters Point neighborhood in San Francisco filed a putative class action in San Francisco Superior Court naming Tetra Tech, Inc. and Tetra Tech EC, Inc., an independent contractor hired by the U.S. Navy to conduct testing and remediation of toxic radiological waste at The San Francisco Shipyard (“Tetra Tech”), Lennar and the Company as defendants (the “Bayview Action”). The plaintiffs allege that, among other things, Tetra Tech fraudulently misrepresented its test results and remediation efforts. The plaintiffs are seeking damages against Tetra Tech and the Company and have requested an injunction to prevent the Company and Lennar from undertaking any development activities at The San Francisco Shipyard. Given the preliminary nature of the claims, the Company cannot predict the outcome of the Bayview Action. The Company believes that it has meritorious defenses to the allegations in the Bayview Action and may have insurance and indemnification rights against third parties with respect to the claims.
Since July 2018, a number of lawsuits have been filed in San Francisco Superior Court on behalf of homeowners in The San Francisco Shipyard, which name Tetra Tech, Lennar and the Company, among others, as defendants (the “Homeowners Action”). The plaintiffs allege that environmental contamination issues at The San Francisco Shipyard were not properly disclosed to them before they purchased their homes. They also allege that Tetra Tech and other defendants (not including the Company) have created a nuisance at The San Francisco Shipyard under California law. In March 2022, the District Court approved the terms of a settlement of the Homeowners Action, including the payment of $6.3 million in damages to be paid out of insurance proceeds under a joint insurance policy held by the Company and Lennar, as well as a dismissal with prejudice to be entered on behalf of the Company. The settlement amount has been funded by the insurance policy, and the Company has been dismissed from the Homeowners Action.
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
14.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$52,295	$52,584	$53,325
Noncash lease expense	$4,632	$4,421	$4,254

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of properties and equipment in accounts payable and other liabilities	$—	$—	$103
Adjustment to liability recognized under TRA	$(1,058)	$878	$615
Noncash lease expense is included within the depreciation and amortization adjustment to net (loss) income on the Company’s consolidated statements of cash flows.
Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$5,170	$5,021	$4,831
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Cash and cash equivalents	$131,771	$265,462	$298,144
Restricted cash and certificates of deposit	992	1,330	1,330
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$132,763	$266,792	$299,474
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
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of

December 31, 2022, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, sales of homes constructed and marketed under a fee build arrangement, and management services provided by the Company to the Great Park Venture.
• Commercial—includes the operations of the Gateway Commercial Venture, which owns an approximately 189,000 square foot office building at the Five Point Gateway Campus. The Five Point Gateway Campus is an office, medical and research and development campus located within the Great Park Neighborhoods and consists of four buildings and surrounding land. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture. The Gateway Commercial Venture also owns approximately 50 acres of the surrounding commercial land with additional development rights at the campus. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture. As of December 31, 2022, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture at the historical basis of the venture.

Segment operating results and reconciliations to the Company’s consolidated balances are as follows:

	For the year ended December 31, 2022
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture(1)	Removal of Gateway Commercial Venture(1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations(2)	Corporate and unallocated(3)	Total Consolidated
Revenues	$10,571	$690	$354,892	$8,813	$374,966	$(323,877)	$(8,395)	$—	$—	$—	$—	$42,694
Depreciation and amortization	45	77	11,149	3,960	15,231	—	(3,960)	—	—	—	1,031	12,302
Interest income	1	1	1,532	—	1,534	(1,532)	—	—	—	—	824	826
Interest expense	—	—	—	1,541	1,541	—	(1,541)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	(8,823)	(3,396)	79,708	249	67,738	(68,954)	169	20,444	(127)	—	(54,044)	(34,774)
Other significant items:
Segment assets	972,028	1,314,308	916,909	91,629	3,294,874	(799,174)	(91,629)	289,026	40,695	(174)	152,166	2,885,784
Inventory assets and real estate related assets, net	927,929	1,311,196	605,893	82,797	2,927,815	(605,893)	(82,797)	—	—	—	—	2,239,125
Expenditures for long-lived assets(4)	101,634	40,742	102,695	157	245,228	(102,695)	(157)	—	—	—	—	142,376

	For the year ended December 31, 2021
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture(1)	Removal of Gateway Commercial Venture(1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations(2)	Corporate and unallocated(3)	Total Consolidated
Revenues	$184,765	$548	$474,402	$8,881	$668,596	$(435,727)	$(8,475)	$—	$—	$—	$—	$224,394
Depreciation and amortization	82	114	21,604	3,938	25,738	(1,262)	(3,938)	—	—	—	1,028	21,566
Interest income	—	—	496	—	496	(496)	—	—	—	—	94	94
Interest expense	—	—	—	1,235	1,235	—	(1,235)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	54,360	(3,572)	64,134	1,284	116,206	(56,918)	(878)	6,432	659	—	(52,191)	13,310
Other significant items:
Segment assets	878,399	1,275,510	988,444	104,400	3,246,753	(859,789)	(104,366)	321,274	49,447	(2,500)	292,091	2,942,910
Inventory assets and real estate related assets, net	826,369	1,270,455	687,234	86,601	2,870,659	(687,234)	(86,601)	—	—	—	—	2,096,824
Expenditures for long-lived assets(4)	175,447	46,919	92,442	263	315,071	(92,442)	(263)	—	—	—	43	222,409

	For the year ended December 31, 2020
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture(1)	Removal of Gateway Commercial Venture(1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations(2)	Corporate and unallocated(3)	Total Consolidated
Revenues	$124,892	$1,430	$51,727	$24,638	$202,687	$(24,827)	$(24,241)	$—	$—	$—	$—	$153,619
Depreciation and amortization	123	247	8,603	9,412	18,385	—	(9,412)	—	—	—	915	9,888
Interest income	23	—	1,272	—	1,295	(1,272)	—	—	—	—	1,346	1,369
Interest expense	—	—	—	8,857	8,857	—	(8,857)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	21,193	(10,355)	(22,504)	112,242	100,576	29,406	(111,845)	(39,951)	83,884	—	(60,976)	1,094
Other significant items:
Segment assets	814,913	1,231,586	1,236,217	104,722	3,387,438	(1,069,426)	(104,722)	391,465	48,788	(22,121)	330,563	2,961,985
Inventory assets	767,322	1,223,537	916,127	90,276	2,997,262	(916,127)	(90,276)	—	—	—	—	1,990,859
Expenditures for long-lived assets(4)	149,789	37,406	60,529	1,139	248,863	(60,529)	(1,139)	—	—	—	1,629	188,824

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
(3) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, restructuring expenses and income taxes. Corporate and unallocated assets consist of cash and cash equivalents, receivables, ROU assets, prepaid expenses and deferred financing costs.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the years ended December 31, 2022 and 2021, Valencia’s net expenditures include $34.8 million and $4.5 million, respectively, in inventory cost reimbursements and recoveries received. For the years ended December 31, 2022, 2021 and 2020, San Francisco’s net expenditures include $3.3 million, $0.7 million and $2.2 million, respectively, and Great Park Venture’s net expenditures include $43.7 million, $52.1 million and $9.3 million, respectively, in inventory cost reimbursements and recoveries received.
A related party of the Company represented one of the Company’s major customers during the year ended December 31, 2022, accounting for approximately $7.5 million, or 18%, of total consolidated revenues. Revenues generated from this customer primarily consisted of variable land sale consideration from profit participation in Valencia. The Valencia Landbank Venture represented one of the Company’s major customers during the years ended December 31, 2021 and 2020, accounting for approximately $43.2 million, or 19%, and $53.2 million, or 35%, of total consolidated revenues, respectively. Two third-party home builders represented majors customer of the Company during the year ended December 31, 2021, accounting for approximately $30.3 million, or 14%, and $22.5 million, or 10%, of total consolidated revenues, respectively. A third-party home builder represented another major customer of the Company during the year ended December 31, 2020, accounting for approximately $59.1 million, or 38%, of total consolidated revenues. Revenues generated from these customers were from the sale of homesites in Valencia. An unaffiliated land banking entity that acquired homesites in Valencia in 2021 represented one of the Company’s major customers during the year ended December 31, 2021 and accounted for approximately $76.5 million, or 34% of total consolidated revenues. A related party of the Company retained the option to acquire these homesites in the future from the unaffiliated land banking entity. The Great Park Venture represented another of the Company’s major customers for the years ended December 31, 2022, 2021 and 2020, and accounted for approximately $31.0 million, or 73%, $38.7 million, or 17%, and $26.9 million, or 18%, of total consolidated revenues, respectively. These revenues represented management services revenues and were reported in the Great Park segment.
16.     SHARE-BASED COMPENSATION

The Company has an incentive award plan that provides for the grant of share options, restricted shares, restricted share units, performance awards (which include, but are not limited to, cash bonuses), distribution equivalent awards, deferred share awards, share payment awards, share appreciation rights, other incentive awards (which include, but are not limited to, LTIP Unit awards (as defined in the incentive award plan) and performance share awards. Employees and consultants of the Company and its subsidiaries and affiliates, as well as non-employee members of the Company’s Board of Directors, are eligible to receive awards under the incentive award plan. The incentive award plan authorized the issuance of up to 11,710,148 Class A common shares of the Holding Company. As of December 31, 2022, there were 3,122,504 remaining Class A common shares available for future issuance under the incentive award plan.
Under the incentive award plan, the Company has granted restricted share units (“RSUs”) and restricted share awards either fully vested, with service conditions or with service and market performance conditions based on the market price of the Company’s Class A common shares. Awards with a service condition generally vest over a two-year or three-year period or in the case of non-employee directors over one year. Awards with a service and market performance condition generally vest at the end of a three-year period. Restricted share awards entitle the holders to non-forfeitable distributions and to vote the underlying Class A common share during the restricted period.
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
During the years ended December 31, 2022, 2021 and 2020, the Company reacquired vested RSUs and restricted share awards from employees for $2.7 million, $2.0 million and $5.5 million, respectively, for the purpose of settling tax withholding obligations. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.

The following table summarizes share-based equity compensation activity for the years ended December 31, 2022, 2021 and 2020:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2020	3,011	$9.02
Granted	677	$8.09
Forfeited	(313)	$6.93
Vested	(1,100)	$12.51
Nonvested at December 31, 2020	2,275	$7.35
Granted	1,425	$7.93
Forfeited	(44)	$3.00
Vested	(1,016)	$10.85
Nonvested at December 31, 2021	2,640	$6.38
Granted	1,359	$1.92
Forfeited	(834)	$2.96
Vested	(999)	$7.77
Nonvested at December 31, 2022	2,166	$3.77
Share-based compensation expense was $6.2 million, $7.9 million and $11.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. In February 2022, the Company accelerated the expense attributed to the outstanding restricted share awards of two former officers of the Company resulting from a modification of the required service condition of the awards (see Note 2). As a result, for the year ended December 31, 2022, share-based compensation expense of $3.0 million is included in restructuring expense and $3.2 million is included in selling, general, and administrative expenses on the accompanying consolidated statement of operations. All share-based compensation for the years ended December 31, 2021 and 2020 is included in selling, general, and administrative expenses on the accompanying consolidated statements of operations.
Approximately $3.0 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.7 years from December 31, 2022. The estimated fair value at vesting of share-based awards that vested during the years ended December 31, 2022, 2021 and 2020 was $6.3 million, $6.5 million, and $8.7 million, respectively.

17.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The Retirement Plan’s funded status and amounts recognized in the Company’s consolidated financial statements for the Retirement Plan as of and for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Change in benefit obligation:
Projected benefit obligation—beginning of year	$20,613	$22,372
Interest cost	544	512
Benefits paid	(1,126)	(2,029)
Actuarial gain	(2,791)	(242)
Projected benefit obligation—end of year	$17,240	$20,613
Change in plan assets:
Fair value of plan assets—beginning of year	$20,463	$20,507
Actual (loss) gain on plan assets	(3,676)	1,985
Employer contributions	—	—
Benefits paid	(1,126)	(2,029)
Fair value of plan assets—end of year	$15,661	$20,463
Funded status	$(1,579)	$(150)
Amounts recognized in the consolidated balance sheet—liability	$(1,579)	$(150)
Amounts recognized in accumulated other comprehensive loss—net actuarial loss	$(4,850)	$(3,176)
The accumulated benefit obligation for the Retirement Plan was $17.2 million and $20.6 million at December 31, 2022 and 2021, respectively.

The components of net periodic benefit and other amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020, are as follows (in thousands):

	2022	2021	2020
Net periodic benefit:
Interest cost	$544	$512	$656
Expected return on plan assets	(1,044)	(1,161)	(1,109)
Amortization of net actuarial loss	255	359	97
Net periodic benefit	(245)	(290)	(356)
Adjustment to accumulated other comprehensive loss:
Net actuarial loss (gain)	1,929	(1,067)	332
Amortization of net actuarial loss	(255)	(359)	(97)
Total adjustment to accumulated other comprehensive loss	1,674	(1,426)	235
Total recognized in net periodic benefit and accumulated other comprehensive loss	$1,429	$(1,716)	$(121)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2022 and 2021 were as follows:

	2022	2021
Discount rate	5.00%	2.75%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used to determine net periodic expense for the years ended December 31, 2022, 2021 and 2020, were as follows:

	2022	2021	2020
Discount rate	2.75%	2.35%	3.15%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	5.32%	5.86%	5.96%
To develop the long-term rate of return on assets assumption, the Company considered the current level of expected return on risk-free investments (primarily U.S. government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class.
Plan Assets—The Company’s investment policy and strategy for the Retirement Plan is to ensure the appropriate level of diversification and risk. The asset allocation targets were approximately 45% in equity investments (Standard & Poor’s Large Cap Index Funds, Small Cap Equity, Mid Cap Equity, and International Equity) and approximately 55% in fixed-income investments (U.S. bond funds and domestic fixed income). In accordance with the policy, the Retirement Plan assets are monitored and the investments may be rebalanced quarterly. The Retirement Plan’s assets consist of pooled or collective investment funds that have more than one investor. The Retirement Plan estimates the fair value of its interest in such funds at a net asset value (“NAV”) per unit reported by the trustee. The NAV per unit is the result of accumulated values of the underlying investments held by the fund, which are valued daily. NAV is utilized by the Company to determine fair value of the plan assets as a practical expedient as of the consolidated balance sheet date. Plan assets for which fair value is measured using NAV shall not be categorized within the fair value hierarchy. The Retirement Plan’s assets may be redeemed at the NAV per unit with no restrictions.

The Retirement Plan’s assets at fair value as of December 31, 2022 and 2021, are as follows (in thousands):

Asset Category	2022	2021
Pooled and/or collective funds:
Equity funds:
Large cap	$3,482	$5,471
Mid cap	1,541	2,346
Small cap	631	971
International	1,218	1,885
Fixed-income funds—U.S. bonds and short term	8,789	9,790
Total	$15,661	$20,463
The Company’s funding policy is to contribute amounts sufficient to meet minimum requirements but not more than the maximum tax-deductible amount. The Company does not expect to have a minimum required contribution in 2023 and expects future benefit payments to be paid as follows (in thousands):

2023	$1,272
2024	2,570
2025	1,889
2026	2,517
2027	1,398
2028-2032	5,755
$15,401
Employee Savings Plan—The Company has an employee savings plan under Section 401(k) of the Internal Revenue Code, which is available to all eligible associates. Certain associate contributions may be supplemented by the Company. The Company’s contributions were $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
The benefit (expense) for income taxes for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	2022	2021	2020
Current income tax (expense) benefit:
Federal	$(14)	$(17)	$(24)
State	(7)	762	(770)
Total current income tax (expense) benefit	(21)	745	(794)
Deferred income tax benefit (expense):
Federal	$2,574	$(2,655)	$(379)
State	1,188	(1,977)	530
Total deferred income tax benefit (expense)	3,762	(4,632)	151
(Increase) decrease in valuation allowance	(2,204)	4,243	(1,101)
Expiration of unused loss carryforwards	(66)	(31)	—
Benefit (expense) for income taxes	$1,471	$325	$(1,744)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences are as follows (in thousands):

	2022	2021
Deferred tax assets
Net operating loss carryforward	$149,697	$140,817
Tax receivable agreement	48,431	48,727
Other	1,594	1,255
Valuation allowance	(17,560)	(16,468)
Total deferred tax assets	182,162	174,331
Deferred tax liabilities-investments in subsidiaries	(193,668)	(187,329)
Deferred tax liability, net	$(11,506)	$(12,998)
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
At December 31, 2022, the Holding Company had federal tax effected net operating loss (“NOL”) carryforwards totaling $114.3 million, and state tax effected NOL carryforwards, net of federal income tax benefit, totaling $35.4 million. Federal NOLs incurred prior to 2018 and California NOLs may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. Federal NOLs incurred in 2018 and forward do not expire.
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
A reconciliation of the statutory rate and the effective tax rate for 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Statutory rate	21.00%	21.00%	21.00%
State income taxes-net of federal income tax benefit	6.98	6.98	6.98
Pass-through to noncontrolling interests	(14.95)	(14.55)	(15.00)
Executive compensation limitation and other permanent items	(3.35)	14.35	5.94
Deferred tax asset valuation allowance	(5.45)	(30.51)	42.54
Expiration of unused loss carryforwards	(0.17)	0.22	—
Effective rate	4.06%	(2.51)%	61.46%
At December 31, 2022 and 2021, the Holding Company did not have any gross unrecognized tax benefits, and did not require an accrual for interest or penalties.
The Holding Company files income tax returns in the U.S. federal jurisdiction and in the state of California. As a result of tax net operating losses incurred by the Holding Company for the years ended December 31, 2009 through December 31, 2021, the Holding Company is subject to U.S. federal, state, and local examinations by tax authorities for the years beginning 2009 through 2021. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.
19.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS AND DISCLOSURES
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both December 31, 2022 and 2021.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At December 31, 2022, the estimated fair value of notes payable, net was $525.5 million compared to a carrying value of $620.7 million. At December 31, 2021, the estimated fair value of notes payable, net was $655.6 million compared to a carrying value of $619.1 million. During the years ended December 31, 2022, 2021 and 2020, the Company had no assets that were measured at fair value on a nonrecurring basis, other than a valuation adjustment to the Company's investment in the Great Park Venture during 2020 (see Note 4).
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
No distributions to common shares were declared for the years ended December 31, 2022, 2021 and 2020.
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
The following table summarizes the basic and diluted (loss) earnings per share calculations for the years ended December 31, 2022, 2021 and 2020 (in thousands, except shares and per share amounts):

	2022	2021	2020
Numerator:
Net (loss) income attributable to the Company	$(15,403)	$6,568	$(428)
Adjustments to net (loss) income attributable to the Company	85	(176)	20
Net (loss) income attributable to common shareholders	$(15,318)	$6,392	$(408)
Numerator—basic common shares:
Net (loss) income attributable to common shareholders	$(15,318)	$6,392	$(408)
Less: net income allocated to participating securities	$—	$164	$—
Allocation of basic net (loss) income among common shareholders	$(15,318)	$6,228	$(408)
Numerator for basic net (loss) income available to Class A common shareholders	$(15,313)	$6,226	$(408)
Numerator for basic net (loss) income available to Class B common shareholders	$(5)	$2	$—
Numerator—diluted common shares:
Net (loss) income attributable to common shareholders	$(15,318)	$6,392	$(408)
Reallocation of (loss) income upon assumed exchange of dilutive potential securities	$(252)	$6,645	$(16)
Less: net income allocated to participating securities	$—	$159	$—
Allocation of diluted net (loss) income among common shareholders	$(15,570)	$12,878	$(424)
Numerator for diluted net (loss) income available to Class A common shareholders	$(15,565)	$12,876	$(424)
Numerator for diluted net (loss) income available to Class B common shareholders	$(5)	$2	$—
Denominator:
Basic weighted average Class A common shares outstanding	68,429,271	67,394,794	66,722,187
Diluted weighted average Class A common shares outstanding	68,430,212	143,491,204	69,000,096
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,233,544	79,233,544
Basic (loss) earnings per share:
Class A common shares	$(0.22)	$0.09	$(0.01)
Class B common shares	$(0.00)	$0.00	$(0.00)
Diluted (loss) earnings per share:
Class A common shares	$(0.23)	$0.09	$(0.01)
Class B common shares	$(0.00)	$0.00	$(0.00)

Anti-dilutive potential Performance RSUs	1,145,832	322,366	338,813
Anti-dilutive potential Restricted Shares (weighted average)	672,690	—	1,690,773
Anti-dilutive potential Performance Restricted Shares (weighted average)	24,730	—	695,154
Anti-dilutive potential Class A common shares from exchanges (weighted average)	76,120,180	3,160,904	76,120,180
21.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized net actuarial losses for the Retirement Plan that totaled $3.0 million and $2.0 million at December 31, 2022 and 2021, net of tax benefits of $0.8 million and $0.5 million, respectively. At December 31, 2022 and 2021, the Company held a full valuation allowance related to the accumulated tax benefits, respectively. Accumulated other comprehensive loss of $1.9 million and $1.2 million is included in noncontrolling interests at December 31, 2022 and 2021, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net (loss) income attributable to the Company related to amortization of net actuarial losses were approximately $160,000, $225,000 and $61,000, net of taxes, and are included in miscellaneous other income on the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Five Point Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 3, 2023, expressed an unqualified opinion on those financial statements.
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
March 3, 2023

ITEM 9B.     Other Information
Not applicable.
ITEM 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2022 (the “Proxy Statement”). The information in the Proxy Statement relevant to this item is incorporated herein by reference.
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
The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	3,122,504

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
The information in the Proxy Statement relevant to this item is incorporated herein by reference.
ITEM 14.     Principal Accountant Fees and Services
The information in the Proxy Statement relevant to this item is incorporated herein by reference.

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules

(a)(1) The following consolidated financial statements are contained in Part II, Item 8 of this Report.

Financial Statements - Five Point Holdings, LLC	Page in this Report
Report of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board identification number 34)	40
Consolidated Balance Sheets as of December 31, 2022 and 2021	42
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020	43
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2022, 2021 and 2020	44
Consolidated Statements of Capital for the years ended December 31, 2022, 2021 and 2020	45
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	46
Notes to the Consolidated Financial Statements	47

(a)(2) The following financial statement schedules are included in this Report:

Financial Statement Schedule - Five Point Holdings, LLC
Schedule III—Real Estate and Accumulated Depreciation	86
Financial Statements - Heritage Fields LLC
Independent Auditor’s Report	87
Consolidated Balance Sheets as of December 31, 2022 and 2021	89
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020	90
Consolidated Statements of Capital for the years ended December 31, 2022, 2021 and 2020	91
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	92
Notes to the Consolidated Financial Statements	93

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

10.11*
Five Point Holdings, LLC Senior Management Severance and Change in Control Plan (Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated herein by this reference)

10.12*
Employment Transition Agreement, dated as of August 23, 2021, by and among Emile Haddad, Five Point Operating Company, LP, Five Point Communities Management, Inc., and Five Point Holdings, LLC (Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is incorporated herein by this reference)

10.13*
Advisory Agreement, dated as of August 23, 2021, by and between Emile Haddad and Five Point Operating Company, LP (Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is incorporated herein by this reference)

10.14*
Employment Transition Agreement, dated as of February 9, 2022, by and among Lynn Jochim, Five Point Operating Company, LP, Five Point Communities Management, Inc., and Five Point Holdings, LLC (Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is incorporated herein by this reference)

10.15*
Advisory Agreement, dated as of February 14, 2022, by and between Lynn Jochim and Five Point Operating Company, LP (Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is incorporated herein by this reference)

10.16
Form of Indemnification Agreement by and between the Registrant and each of its Directors and Executive Officers (Exhibit 10.7 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.17
Second Amended and Restated Contribution and Sale Agreement, dated as of July 2, 2015, and amended and restated as of May 2, 2016, by and among the Registrant, Five Point Holdings, Inc., Newhall Intermediary Holding Company, LLC, Newhall Land Development, LLC, The Shipyard Communities, LLC, Heritage Fields LLC, Five Point Communities Management, Inc., Five Point Communities, LP and the other parties named therein (Exhibit 10.4 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.18
Transition Services Agreement, dated as of May 2, 2016, by and between the Registrant and Lennar (Exhibit 10.8 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.19
Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated June 3, 2010, by and between the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.9 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.20
First Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated December 19, 2012, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.10 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.21
Second Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated December 1, 2014, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.11 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.22
Third Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated as of August 10, 2018, by and between CP Development Co., LLC and the Successor Agency to the Redevelopment Agency of the City and County of San Francisco (Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2018 is incorporated herein by this reference).

10.23
Interim Lease, dated as of December 3, 2004, by and between the Redevelopment Agency of the City and County of San Francisco and Lennar/BVHP, LLC (Exhibit 10.12 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.24
First Amendment to the Interim Lease, dated as of October 16, 2008, by and between Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.13 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.25
Second Amendment to the Interim Lease, dated as of May 31, 2011, by and between Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.14 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.26
Third Amendment to the Interim Lease, dated as of November 8, 2013, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.15 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.27
Fourth Amendment to the Interim Lease, dated as of September 1, 2015, by and among the Successor Agency to the Redevelopment Agency of the City and County of San Francisco, HPS Development Co., LP and CP Development Co., LP (Exhibit 10.16 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.28
Fifth Amendment to the Interim Lease, effective as of March 1, 2017, by and among The Successor Agency to the Redevelopment Agency of the City and County of San Francisco, HPS Development Co., LP and CP Development Co., LLC (Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 15, 2017 is incorporated herein by this reference)

10.29
Entitlement Transfer Agreement, dated as of December 6, 2016, by and between CPHP Development Co., LLC and The Shipyard Communities, LLC (Exhibit 10.28 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.30
Second Amended and Restated Development and Management Agreement, dated as of April 21, 2017, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LLC and Five Point Communities, LP (Exhibit 10.32 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.31
First Amendment to Second Amended and Restated Development Management Agreement, dated as of June 10, 2022, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LP and Five Point Communities, LP (Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2022 is incorporated herein by this reference)

10.32
Second Amendment to Second Amended and Restated Development Management Agreement, dated as of December 28, 2022, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LP and Five Point Communities, LP (Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2023 is incorporated herein by this reference)

10.33
Termination of Development Management Agreement (Candlestick Point Mixed-Use Project) (Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated herein by this reference)

10.34
Indenture, dated as of November 22, 2017, among Five Point Operating Company, LP, Five Point Capital Corp., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2017 is incorporated herein by this reference).

10.35
First Supplemental Indenture, dated as of November 30, 2017, among Five Point Operating Company, LP, Five Point Capital Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.2 to the Current Report on Form 8-K filed on November 30, 2017 is incorporated herein by this reference).

10.36
Second Supplemental Indenture, dated as of July 26, 2019, among Five Point Operating Company, LP, Five Point Capital Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.3 to the Current Report on Form 8-K filed on July 26, 2019 is incorporated herein by this reference).

10.37
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

10.39
Second Amendment to Credit Agreement, dated as of May 10, 2019, by and among Five Point Operating Company, LP, Zions Bancorporation, N.A. (fka ZB, N.A.) dba California Bank  & Trust, Comerica Bank, N.A., JPMorgan Chase Bank, N.A., and Citibank, N.A. (Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2019 is incorporated herein by this reference)

10.40
Third Amendment to Credit Agreement, dated as of April 19, 2021, by and among Five Point Operating Company, LP, Zions Bancorporation, N.A. dba California Bank & Trust, Comerica Bank, JPMorgan Chase Bank, N.A., and Citibank, N.A. (Exhibit 10.1 to the Current Report on Form 8-K filed on April 20, 2021 is incorporated herein by this reference)

10.41
Guaranty Agreement, executed as of August 10, 2017, by Five Point Holdings, LLC for the benefit of SPT CA Funding 2, LLC (Exhibit 10.2 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

10.42
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

FIVE POINT HOLDINGS, LLC

By:	/s/ Daniel Hedigan
Daniel Hedigan
Chief Executive Officer
Date:	March 3, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Daniel Hedigan	/s/ Daniel Hedigan
Chief Executive Officer	Date:	March 3, 2023

Principal Financial and Accounting Officer:

Leo Kij	/s/ Leo Kij
Interim Chief Financial Officer	Date:	March 3, 2023

Directors:

Kathleen Brown	/s/ Kathleen Brown		Gary Hunt	/s/ Gary Hunt
	Date:	March 3, 2023		Date:	March 3, 2023

William Browning	/s/ William Browning		Stuart Miller	/s/ Stuart Miller
	Date:	March 3, 2023		Date:	March 3, 2023

Evan Carruthers	/s/ Evan Carruthers		Michael Rossi	/s/ Michael Rossi
	Date:	March 3, 2023		Date:	March 3, 2023

Jonathan Foster	/s/ Jonathan Foster		Michael Winer	/s/ Michael Winer
	Date:	March 3, 2023		Date:	March 3, 2023

Emile Haddad	/s/ Emile Haddad
	Date:	March 3, 2023

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2022

($ in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (a)		Gross Amounts at Which Carried at Close of Period (b)
Description	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total		Accumulated Depreciation		Date of Construction	Date Acquired / Completed	Depreciation Life
Valencia- Land under development	Los Angeles County, CA	$—	$111,172	$—	$816,757	$—	$927,929	$—	$927,929		$—			2009	N/A
Candlestick and The San Francisco Shipyard- Land under development	San Francisco, CA	—	1,038,154	—	273,042	—	1,311,196	—	1,311,196		—			2016	N/A
Agriculture- Operating property	Los Angeles County, CA Ventura County, CA	—	40,634	1,114	(13,477)	1,929	27,157	3,043	30,200	(c)	2,152			2009	(d)
Total		$—	$1,189,960	$1,114	$1,076,322	$1,929	$2,266,282	$3,043	$2,269,325	(e)	$2,152	(e)
(a)    Costs capitalized subsequent to acquisitions are net of land sales for real estate development properties and net of disposals, transfers and impairment write-downs for operating properties.
(b)    The aggregate cost of land and improvements for federal income tax purposes is approximately $2.1 billion (unaudited). This basis does not reflect the Company’s deferred tax assets and liabilities as these amounts are computed based upon the Company’s outside basis in their partnership interest.
(c)    Included in properties and equipment, net in the consolidated balance sheet.
(d)    See Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.
(e)    Reconciliation of “Real Estate and Accumulated Depreciation”:

Reconciliation of Real Estate
	2022	2021	2020
	(In thousands)
Balance at beginning of year	$2,126,949	$2,020,976	$1,919,777
Improvements and additions (1)	180,417	227,482	189,395
Inventory relief from real estate sold	—	(116,393)	(85,953)
Reimbursements	(38,041)	(5,116)	(2,243)
Balance at end of year	$2,269,325	$2,126,949	$2,020,976
(1) Improvements and additions include noncash project accruals and capitalized interest.

Reconciliation of Accumulated Depreciation
	2022	2021	2020
	(In thousands)
Balance at beginning of year	$2,020	$1,891	$1,758
Additions	132	129	133
Disposals	—	—	—
Balance at end of year	$2,152	$2,020	$1,891

INDEPENDENT AUDITOR’S REPORT
To the Members of
Heritage Fields LLC
Irvine, California
Opinion
We have audited the consolidated financial statements of Heritage Fields LLC, a Delaware limited liability company, and its subsidiaries (the "Company"), which comprise the consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements.
In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in accordance with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 3, 2023

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2022 AND 2021
(In thousands)

	December 31,
	2022	2021
ASSETS
LAND UNDER DEVELOPMENT	$605,893	$668,967
HOMES UNDER CONSTRUCTION	—	18,267
CASH AND CASH EQUIVALENTS	149,326	140,004
INVESTMENT IN JOINT VENTURE	2,287	2,985
RECEIVABLES AND OTHER ASSETS—Net	41,668	29,566
TOTAL	$799,174	$859,789

LIABILITIES, REDEEMABLE INTERESTS, AND MEMBERS’ CAPITAL
LIABILITIES:
Debt	$2,843	$3,667
Accrued management fees and reimbursements	124,349	102,686
Accounts payable and other liabilities	28,893	22,324
Total liabilities	156,085	128,677

COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE LEGACY INTERESTS	66,254	82,719
MEMBERS’ CAPITAL	576,835	648,393
TOTAL	$799,174	$859,789
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands)

	Year Ended December 31,
	2022	2021	2020

REVENUES:
Land sales	$283,402	$409,555	$24,827
Home sales	40,475	26,172	—
Total revenues	323,877	435,727	24,827

COSTS AND EXPENSES:
Land sales	155,692	301,247	15,304
Home sales	29,692	20,022	—
Management fee	53,298	25,969	4,378
Selling, general and administrative	18,127	30,658	35,823
Total costs and expenses	256,809	377,896	55,505

EQUITY IN EARNINGS (LOSS) FROM JOINT VENTURE	354	(1,409)	—
INTEREST INCOME	1,532	496	1,272

NET INCOME (LOSS)	$68,954	$56,918	$(29,406)
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands)

MEMBERS’ CAPITAL—January 1, 2020	$826,326
Cumulative effect of change in accounting principle (See Note 2)	(1,118)
Net loss	(29,406)
MEMBERS’ CAPITAL—December 31, 2020	795,802
Cash distributions	(204,327)
Net income	56,918
MEMBERS’ CAPITAL—December 31, 2021	648,393
Cash distributions	(140,512)
Net income	68,954
MEMBERS’ CAPITAL—December 31, 2022	$576,835
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$68,954	$56,918	$(29,406)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of land sales	155,692	301,247	15,304
Cost of home sales	29,692	20,022	—
Equity in (earnings) loss of from joint venture	(354)	1,409	—
Changes in operating assets and liabilities:
Land under development	(92,618)	(73,676)	(56,512)
Homes under construction	(11,425)	(18,700)	(4,058)
Receivables and other assets, net	(12,102)	(5,117)	6,828
Accrued management fees and reimbursements	21,663	(7,044)	(2,896)
Accounts payable and other liabilities	6,633	(2,494)	(16,602)
Net cash provided by (used in) operating activities	166,135	272,565	(87,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to joint venture	(255)	(4,589)	—
Distributions from joint venture	1,243	195	—
Net cash provided by (used in) investing activities	988	(4,394)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Legacy Interest distributions	(16,465)	(50,976)	(76,272)
Payments of debt	(824)	(1,714)	(538)
Percentage Interest distributions	(140,512)	(204,327)	—
Net cash used in financing activities	(157,801)	(257,017)	(76,810)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,322	11,154	(164,152)
CASH AND CASH EQUIVALENTS—Beginning of year	140,004	128,850	293,002
CASH AND CASH EQUIVALENTS—End of year	$149,326	$140,004	$128,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION— Cash paid for interest, all of which was capitalized to inventories	$7,797	$12,037	$3,190
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
Land under development—Land under development is stated at cost, unless it is determined to be impaired, in which case the impaired land under development is written down to fair value. Land under development includes land, land development costs, real estate taxes, and interest related to development. Included in land development costs are costs to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as schools, sewer, and roads; and site costs such as grading and amenities to bring the land to a finished state. Certain land development costs are reimbursable through development or other agreements with City of Irvine (the “City”) or other agencies or recoverable through insurance or other agreements and offset costs when received. Total reimbursements and recoveries were $43.7 million, $52.1 million and $9.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Development overhead and selling expenses are expensed as incurred.
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

Land under development is reviewed for potential impairment when events or changes in circumstances indicate that the carrying value of land under development may not be recoverable. Impairment indicators for the Project include, but are not limited to significant increases in land development costs, significant decreases in pace and pricing of home sales within the Project and surrounding areas, and political and societal events that may negatively impact the local economy. There were no impairments identified for the years ended December 31, 2022, 2021 and 2020.
Homes under construction—Homes under construction are a result of a fee build agreement with an unrelated third-party ("Fee Builder") that the Company contracted to build and act as a sales agent for a population of residential homes within the Project. The Fee Builder initially incurs all costs to build, market and sell the residential homes and the Company reimburses the Fee Builder as construction progresses. The Company pays the Fee Builder a fixed monthly overhead allowance for its services to construct, manage and maintain the homes during the construction process that is capitalized to homes under construction as incurred. Land, land development, amenities and home construction costs attributed to the fee build agreement are capitalized to homes under construction and allocated to cost of sales using the relative sales value method when homes are sold. The Company sets and approves the price at which the completed homes will be sold to homebuyers and upon the closing of a residential home to a third-party homebuyer, the Fee Builder will receive additional fees that are expensed as a cost of the home sale. Costs incurred for tangible assets constructed solely for model homes directly used in the sale process such as sales offices, design studios, landscaping, and furnishings are capitalized to receivables and other assets, net on the accompanying consolidated balance sheets and were depreciated over the expected selling life of the fee build community which was complete as of December 31, 2022. All other selling and marketing costs, such as commissions and advertising, are expensed as incurred.
Homes under construction are reviewed for potential impairment when events or changes in circumstances indicate that the carrying value of the homes may not be recoverable. Impairment indicators for the homes include, but are not limited to significant increases in construction costs, significant decreases in pace and pricing of home sales for the Project and surrounding areas, and political and societal events that may negatively impact the local economy. No impairments were identified for the years ended December 31, 2022, 2021 and 2020 and, as of December 31, 2022, all homes subject to the fee build agreement had been sold to homebuyers and closed escrow.
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
A contract asset or liability is recognized when the timing of the satisfaction of a performance obligation is different from the timing of the payments made by customers. Contract assets typically consist of estimates of contingent or variable consideration that has been included in the transaction price and recognized as revenue before the contingency is resolved and the contractual payment is due. Contract liabilities typically consist of payments received prior to satisfying the associated performance obligation. Changes in estimates of variable components of transaction prices could result in cumulative catch-up adjustments to revenue in periods after the Company transfers control of the land to the builder. Profit participation revenue of $19.6 million, $6.7 million and $3.6 million were recognized for the years ended December 31, 2022, 2021 and 2020, respectively.
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
3.    RECEIVABLES AND OTHER ASSETS, net
Receivables and other assets, net as of December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31,
	2022	2021
Affordable notes, net	$16,097	$15,425
Marketing fee contract assets (see Note 7)	8,946	14,141
Other contract assets	16,625	—
Total receivables and other assets, net	$41,668	$29,566

Principal and interest collected on affordable notes, net, was $3.1 million, $0.3 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Interest income on affordable notes, net, was $0.3 million, $0.4 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in interest income on the accompanying consolidated statements of operations. At December 31, 2022 and 2021, the Company had an allowance for credit loss of $1.5 million and $1.0 million, respectively, associated with the affordable notes.
For the years ended December 31, 2022, 2021 and 2020, marketing fee revenue of $2.0 million, $9.5 million and $0.9 million, respectively, is included in land sale revenues in the accompanying consolidated statements of operations. Of these amounts,

$0.6 million, $9.1 million and $0.5 million, respectively, represent marketing fee estimates recorded as contract assets when escrow closed with the homebuilder. Receipts of contractual amounts were $5.8 million, $4.3 million and $4.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and reduced the carrying amount of the contract assets.
The Company’s other contract assets as of December 31, 2022, consisted of consideration held in escrow from the sale of commercial land that closed during 2022. The balance primarily relates to variable consideration from the commercial land sale that the Company expects to be entitled to receive.
4.    DEBT
In 2010, HF El Toro entered into an unsecured cash flow participation agreement in connection with a series of transfers, payoffs, and pay downs related to its then outstanding loan facility (“Debt Restructure”). The cash flow participation agreement, was determined to be a new debt instrument and in accordance with ASC 470-50, Modifications and Extinguishments was recorded at its fair value on the date of the Debt Restructure. Under the terms of the participation agreement, 4.66% of capital distributions (as defined in the participation agreement) made by HF El Toro are due to the holder of the participation agreement. When a participation payment is made or reasonably assured to be made, the Company uses a proportional interest method to determine the portion of the payment that represents interest expense and the portion applied to the principal. The principal carrying balance of the participation agreement was $2.8 million and $3.7 million as of December 31, 2022 and 2021, respectively, and is included in debt on the accompanying consolidated balance sheets.
Total interest incurred related to the participation agreement during the years ended December 31, 2022 and 2021 was $7.8 million and $12.0 million, respectively, and was capitalized to land under development in the accompanying consolidated balance sheets. No interest was incurred during the year ended December 31, 2020.
5.    ACCOUNTS PAYABLE AND OTHER LIABILITIES
Accounts payable and other liabilities as of December 31, 2022 and 2021, consisted of the following (in thousands):

	2022	2021
Accounts payable	$12,265	$5,289
Other liabilities:
Accrued liabilities	12,446	10,460
Development obligations	4,182	6,575
Total accounts payable and other liabilities	$28,893	$22,324

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

The holders of Legacy Interests were entitled to receive i) $476.0 million in priority distributions over Percentage Interests, plus ii) an amount up to $89.0 million in distributions paid jointly with distributions to holders of Percentage Interests. Distributions of $16.5 million, $51.0 million and $76.3 million were made to holders of the Legacy Interest during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2021, the $476.0 million priority distributions had been fully paid and at December 31, 2022 $66.3 million in Legacy Interests to be paid jointly with distributions to holders of Percentage Interests were outstanding. After the cumulative distributions to the holders of Legacy Interests has reached $565.0 million, the Legacy Interest will no longer be deemed outstanding.
7.    RELATED PARTY TRANSACTIONS
Management Fee
HF El Toro and Five Point Communities Management, Inc., as nominee for the benefit of Five Point Communities, LP (the “Management Company”), are parties to a development management agreement in which the Management Company has been engaged to manage the development of the Project and to generally supervise the day-to-day affairs of the Project. The Management Company is an affiliate of a member of the Company that holds a 37.5% Percentage Interest. The development management agreement was amended and restated on May 2, 2016 and subsequently amended and restated on April 21, 2017

(“A&R DMA”) to among other things, extend the initial term until December 2021 with up to five years of additional renewal periods, subject to a mutual agreement of parties. The A&R DMA’s initial term was extended by mutual agreement of the parties to December 31, 2022 (the “2022 Extension”) and in December 2022, an amendment to the A&R DMA was entered into in which the A&R DMA was renewed through December 31, 2024 (the “First Renewal Term Amendment”).
Compensation under the A&R DMA includes a base fee, reimbursable general and administrative expenses and incentive compensation. The base annualized management fee for the initial term of the A&R DMA was subject to annual increases for changes in a specified consumer price index. The total annual base management fee incurred for the years ended December 31, 2022, 2021 and 2020 was $9.3 million, $6.8 million and $6.8 million, respectively, and is included in management fee in the accompanying consolidated statements of operations. Incentive compensation payable to the Management Company is calculated generally as 9% of distributions in excess of the priority $476.0 million Legacy Interests. The 2022 Extension and First Renewal Term Amendment of the A&R DMA did not change the incentive compensation provisions of the A&R DMA. If the A&R DMA is not extended by mutual agreement of the Company and the Management Company beyond December 31, 2024, then the Management Company will remain entitled to future incentive compensation payments at a reduced rate equal to 6.75% of Distributions paid thereafter. Total incentive compensation management fee expense incurred with respect to the A&R DMA for the years ended December 31, 2022, 2021 and 2020 was $34.8 million, $19.1 million and $2.0 million, respectively, and is included in management fee in the accompanying consolidated statements of operations. The amount incurred for the years ended December 31, 2022, 2021 and 2020 represents an estimated amount of incentive compensation attributed to services provided during the periods that are determined to be probable of being paid. Management’s estimate is based on various underlying assumptions which include but are not limited to, the current and projected performance of the Project and the resulting cash that will be available for distributions. Changes in the estimated amount of aggregate payments probable of being made are recognized as a cumulative adjustment in the period the estimate changes. Actual payments of incentive compensation may differ materially from current estimates. During the years ended December 31, 2022 and 2021, the Company paid $14.2 million and $20.7 million, respectively, in non-legacy incentive compensation and $1.7 million and $0.6 million, respectively, in legacy incentive compensation to the Management Company. No amounts were paid in 2020. As of December 31, 2022 and 2021, $95.9 million and $77.6 million, respectively, was accrued for incentive compensation management fees due to the Management Company, and is included in accrued management fees and reimbursements in the accompanying consolidated balance sheets.
Included in selling, general and administrative costs and expenses in the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 are $3.1 million, $11.2 million and $11.4 million, respectively, for general and administrative expenses incurred by the Management Company on behalf of the Company that were reimbursable under the A&R DMA. General and administrative expense reimbursements are settled in cash on a monthly basis. In connection with the 2022 Extension of the A&R DMA, the variable cost reimbursement component was eliminated from the A&R DMA, and the annualized base fee was increased to a fixed $12.0 million. At December 31, 2022, no balance was accrued for general and administrative expense reimbursements. At December 31, 2021, $2.9 million was accrued for general and administrative expense reimbursements and is included in accrued management fees and reimbursements in the accompanying consolidated balance sheets.
Commercial Sub-Management Agreement
Effective June 30, 2013, HF El Toro terminated its commercial development sub-management agreement (“Sub-MA”) with a member of the Company that holds a 12.5% Percentage Interest and a 12.5% Legacy Interest in the Company. Under the terms of the Sub-MA, certain incentive compensation provisions were vested upon termination. Incentive compensation payments become payable, calculated generally, as 2% of distributions (as defined in the Sub-MA) in excess of the first $476 million of priority Legacy Interests. As of December 31, 2022 and 2021, $28.4 million and $23.0 million, respectively, of incentive compensation management fee pertaining to the Sub-MA was accrued and is included in accrued management fees and reimbursements in the accompanying consolidated balance sheets. The amount accrued at December 31, 2022 and 2021 represents an estimated amount of incentive compensation determined to be earned and probable of being paid. Management’s estimate is based on various underlying assumptions which include but are not limited to, the current and projected performance of the Project and the resulting cash that will be available for distributions. Changes in the estimated amount of aggregate payments probable of being made in future periods will be recognized as a cumulative adjustment to management fee expense in the period the estimate changes. Actual payments of incentive compensation may differ materially from current estimates. During the years ended December 31, 2022 and 2021, the Company paid $3.5 million and $4.6 million in incentive compensation pertaining to the Sub-MA. No amounts were paid in 2020.
Purchase and Sale and Development Agreements
In the normal course of business, the Company may enter into purchase and sale agreements, development agreements or other contracts with the Company's Joint Venture or the Company's members or affiliates of members.

Land sale revenues recognized from related party transactions and included in the accompanying consolidated statements of operations during the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Land sales	$—	$56,112	$—
Profit participation	11,811	5,127	2,458
Marketing fees	709	1,558	204
Related party land sale revenues	$12,520	$62,797	$2,662
Contract Asset
At December 31, 2022 and 2021, included in receivables and other assets, net on the accompanying consolidated balance sheets were related party contract assets of $4.9 million and $3.6 million, respectively, for variable land sale consideration attributed to marketing fees expected to be received.
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
Subsequent to the Company’s investment in 2021, the Landbank Venture took assignment of certain purchase and sale agreements and purchased land from the Company for $56.1 million while concurrently entering into option and development agreements with third-party homebuilders. When the Company sells land to the Landbank Venture, it eliminates its pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land is sold by the Landbank Venture to third-party homebuilders. During the years ended December 31, 2022 and 2021, the Company recognized equity in earnings of $0.3 million and equity in loss of $1.4 million, respectively, from the Landbank Venture. At December 31, 2022 and 2021, the carrying value of the Company’s investment in the Landbank Venture was $2.3 million and $3.0 million, respectively.
8.    COMMITMENTS AND CONTINGENCIES
In the routine conduct of its business, the Company is subject to the usual obligations associated with entering into contracts for the purchase, development, and sale of real estate.
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $74.2 million and $43.8 million as of December 31, 2022 and 2021, respectively.
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
On November 26, 2013, HF El Toro and the City entered into a second adjacent landowner agreement ("ALA II") in which HF El Toro committed to construct or cause the construction of a portion of the Park (the “Great Park Improvements”), which otherwise would have been an obligation of the City to construct under the terms of the ARDA. In addition to the Great Park Improvements, the ALA II and a memorandum of understanding (“MOU”) regarding funding of Marine Way infrastructure improvements committed HF El Toro to perform on certain other defined items as well as it committed HF El Toro to make $20.0 million of certain direct payments to the City beginning in August 2016. As of December 31, 2022 and 2021, the carrying balance of amounts payable to the City totaled $1.2 million and $2.4 million, respectively, and is included within accounts payable and other liabilities on the consolidated balance sheets. At December 31, 2022, the Company estimated the present value of the direct payments to equal their carrying amounts. The Company made $1.3 million in payments to the City under the ALA II and MOU for each of the years ended December 31, 2022 and 2021. Amortization expense, all of which was capitalized to inventories, totaled $0.1 million for each of the years ended December 31, 2022 and 2021. As also defined in the agreements, HF El Toro will have the right to receive up to an additional $40.0 million in CFD reimbursements for public infrastructure components of the Great Park Improvements.
During 2019, the Company and the City entered into an amendment to ALA II. The amendment altered the scope of the Great Park Improvements to include water polo, basketball and volleyball facilities that would initially be paid for by the Company and ultimately reimbursed to the Company by the CFD.
In October 2022, the Company and the City entered into the Framework Plan Implementation Agreement (“FPIA”). The FPIA terminates ALA II, as amended, upon the effective date of the FPIA and restructures the Company’s remaining development obligations to the City. Additionally, the Company agreed to pay $18.0 million to the City upon the City completing certain administrative steps but no sooner than 2025. The FPIA will become effective after a series of approvals and administrative actions are completed in connection with the formation of the new City of Irvine Communities Facilities District No. 2013-3B (“CFD 2013-3B”), which is expected to occur in 2023. CFD 2013-3B will replace the existing CFD for those development districts where development by the Company has not yet occurred. Due to the fact that the FPIA is not yet effective as of December 31, 2022, the Company has not recorded any obligation for payment to the City on the accompanying consolidated balance sheet as of December 31, 2022.
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
9.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through March 3, 2023 the date the consolidated financial statements were issued, and has determined that, other than as disclosed, no events or transactions have occurred subsequent to December 31, 2022 that require adjustments to or disclosure in the Company’s consolidated financial statements.
* * * * * *