Form 10-Q
period 2023-09-30
Five Point Holdings, LLC
filed 2023-10-23
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 13, 2023, 69,199,938 Class A common shares and 79,233,544 Class B common shares were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
INVENTORIES	$2,252,783	$2,239,125
INVESTMENT IN UNCONSOLIDATED ENTITIES	301,436	331,594
PROPERTIES AND EQUIPMENT, NET	29,381	30,243
INTANGIBLE ASSET, NET—RELATED PARTY	31,029	40,257
CASH AND CASH EQUIVALENTS	218,264	131,771
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	992	992
RELATED PARTY ASSETS	91,103	97,126
OTHER ASSETS	9,559	14,676
TOTAL	$2,934,547	$2,885,784

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$621,802	$620,651
Accounts payable and other liabilities	100,101	94,426
Related party liabilities	81,547	93,086
Deferred income tax liability, net	11,506	11,506
Payable pursuant to tax receivable agreement	173,208	173,068
Total liabilities	988,164	992,737

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: September 30, 2023—69,199,938 shares; December 31, 2022—69,068,354 shares
Class B common shares; No par value; Issued and outstanding: September 30, 2023—79,233,544 shares; December 31, 2022—79,233,544 shares
Contributed capital	590,551	587,733
Retained earnings	59,024	33,386
Accumulated other comprehensive loss	(2,914)	(2,988)
Total members’ capital	646,661	618,131
Noncontrolling interests	1,274,722	1,249,916
Total capital	1,921,383	1,868,047
TOTAL	$2,934,547	$2,885,784

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Land sales	$60,694	$72	$60,685	$643
Land sales—related party	—	2,817	595	4,529
Management services—related party	4,502	12,108	29,512	18,358
Operating properties	727	419	2,181	2,165
Total revenues	65,923	15,416	92,973	25,695
COSTS AND EXPENSES:
Land sales	38,967	—	38,967	—
Management services	2,371	7,488	14,419	12,372
Operating properties	1,351	1,580	4,321	5,797
Selling, general, and administrative	11,938	12,030	38,400	41,472
Restructuring	—	—	—	19,437
Total costs and expenses	54,627	21,098	96,107	79,078
OTHER INCOME:
Interest income	2,413	307	4,542	445
Miscellaneous	1,074	112	1,033	336
Total other income	3,487	419	5,575	781
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(622)	(4,265)	52,554	(4,654)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	14,161	(9,528)	54,995	(57,256)
INCOME TAX PROVISION	(3)	(3)	(16)	(16)
NET INCOME (LOSS)	14,158	(9,531)	54,979	(57,272)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,555	(5,092)	29,341	(30,592)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$6,603	$(4,439)	$25,638	$(26,680)

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$0.10	$(0.06)	$0.37	$(0.39)
Diluted	$0.09	$(0.07)	$0.37	$(0.39)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	68,865,783	68,514,843	68,794,915	68,393,923
Diluted	145,312,266	68,879,642	145,064,113	68,758,722
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,233,544	79,233,544	79,233,544

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$14,158	$(9,531)	$54,979	$(57,272)
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net income (loss)	41	13	122	39
Other comprehensive income before taxes	41	13	122	39
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	—	—	—	—
OTHER COMPREHENSIVE INCOME—Net of tax	41	13	122	39
COMPREHENSIVE INCOME (LOSS)	14,199	(9,518)	55,101	(57,233)
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,571	(5,087)	29,387	(30,577)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$6,628	$(4,431)	$25,714	$(26,656)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - June 30, 2023	69,199,938	79,233,544	$589,634	$52,421	$(2,939)	$639,116	$1,269,210	$1,908,326
Net income	—	—	—	6,603	—	6,603	7,555	14,158
Share-based compensation expense	—	—	917	—	—	917	—	917
Other comprehensive income—net of tax of $0	—	—	—	—	25	25	16	41
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(2,059)	(2,059)
BALANCE - September 30, 2023	69,199,938	79,233,544	$590,551	$59,024	$(2,914)	$646,661	$1,274,722	$1,921,383

BALANCE - June 30, 2022	69,068,354	79,233,544	$586,267	$26,548	$(1,925)	$610,890	$1,244,424	$1,855,314
Net loss	—	—	—	(4,439)	—	(4,439)	(5,092)	(9,531)
Share-based compensation expense	—	—	687	—	—	687	—	687
Other comprehensive income—net of tax of $0	—	—	—	—	8	8	5	13
BALANCE - September 30, 2022	69,068,354	79,233,544	$586,954	$22,109	$(1,917)	$607,146	$1,239,337	$1,846,483

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2022	69,068,354	79,233,544	$587,733	$33,386	$(2,988)	$618,131	$1,249,916	$1,868,047
Net income	—	—	—	25,638	—	25,638	29,341	54,979
Share-based compensation expense	—	—	2,610	—	—	2,610	—	2,610
Reacquisition of share-based compensation awards for tax-withholding purposes	(83,660)	—	(202)	—	—	(202)	—	(202)
Issuance of share-based compensation awards, net of forfeitures	215,244	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	76	76	46	122
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(4,033)	(4,033)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(140)	—	—	(140)	—	(140)
Adjustment of noncontrolling interest in the Operating Company	—	—	550	—	(2)	548	(548)	—
BALANCE - September 30, 2023	69,199,938	79,233,544	$590,551	$59,024	$(2,914)	$646,661	$1,274,722	$1,921,383

BALANCE - December 31, 2021	70,107,552	79,233,544	$587,587	$48,789	$(1,952)	$634,424	$1,265,954	$1,900,378
Net loss	—	—	—	(26,680)	—	(26,680)	(30,592)	(57,272)
Share-based compensation expense	—	—	5,451	—	—	5,451	—	5,451
Reacquisition of share-based compensation awards for tax-withholding purposes	(417,716)	—	(2,736)	—	—	(2,736)	—	(2,736)
Forfeitures of share-based compensation awards, net of issuances	(621,482)	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	24	24	15	39
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(435)	(435)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	1,058	—	—	1,058	—	1,058
Adjustment of noncontrolling interest in the Operating Company	—	—	(4,406)	—	11	(4,395)	4,395	—
BALANCE - September 30, 2022	69,068,354	79,233,544	$586,954	$22,109	$(1,917)	$607,146	$1,239,337	$1,846,483

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$54,979	$(57,272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss from unconsolidated entities	(52,554)	4,654
Return on investment from Great Park Venture	52,736	—
Depreciation and amortization	13,077	9,763
Share-based compensation	2,610	5,451
Changes in operating assets and liabilities:
Inventories	(12,245)	(131,288)
Related party assets	4,244	(4,778)
Other assets	3,581	(878)
Accounts payable and other liabilities	5,893	(7,866)
Related party liabilities	(7,257)	7,191
Net cash provided by (used in) operating activities	65,064	(175,023)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	29,028	—
Return of investment from Valencia Landbank Venture	918	2,464
Contribution to Valencia Landbank Venture	—	(95)
Purchase of properties and equipment	—	(62)
Net cash provided by investing activities	29,946	2,307
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party reimbursement obligation	(4,282)	(3,196)
Reacquisition of share-based compensation awards for tax-withholding purposes	(202)	(2,736)
Tax distributions to noncontrolling interests	(4,033)	(435)
Net cash used in financing activities	(8,517)	(6,367)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	86,493	(179,083)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	132,763	266,792
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$219,256	$87,709
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
The Company has an entity structure in which the Company’s two largest equity owners, Lennar Corporation (“Lennar”) and Castlelake, LP (“Castlelake”), and the Company’s founder and Chairman Emeritus, Emile Haddad, separately hold, in addition to interests in the Company’s common shares, equity interests in either or both the Operating Company or the San Francisco Venture that can be exchanged for, at the Company’s option, either the Company’s Class A common shares or cash. The diagram below presents a simplified depiction of the Company’s organizational structure as of September 30, 2023:

Five Point Holdings, LLC
Lennar, Castlelake and Emile Haddad
Limited Partner
Managing General Partner
Five Point Opco GP, LLC
Five Point Operating Company, LP (1)
Manager 100% Class B (2)
100% (3)
Administrative Member 37.5% (4)
Manager 75% (5)
San Francisco Venture
FPL
Great Park Venture
Gateway Commercial Venture
Candlestick and The San Francisco Shipyard
Valencia
Great Park Neighborhoods
Five Point Gateway Campus

(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of September 30, 2023, the Company owned approximately 62.6% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Until Class A Common Units of the Operating Company are exchanged or redeemed, the capital associated with Class A Common Units of the Operating Company not held by the Holding Company is presented within "noncontrolling interests" on the Company’s condensed consolidated balance sheet. Assuming the exchange of all outstanding Class A Common Units of the Operating Company and all outstanding Class A units of the San Francisco Venture (see (2)

below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on October 13, 2023 ($2.63), the equity market capitalization of the Company was approximately $390.4 million.
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
(4) Interests in Heritage Fields LLC, a Delaware limited liability company (the “Great Park Venture”), are either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests were entitled to receive priority distributions up to an aggregate amount of $565.0 million, of which $524.3 million had been distributed as of October 13, 2023 (See Note 4). The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in its condensed consolidated financial statements.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results and cash flows that may be expected for the full year.
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

Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net periodic pension (cost) benefit	$(21)	$112	$(62)	$336
Other	1,095	—	1,095	—
Total miscellaneous other income	$1,074	$112	$1,033	$336
Recently adopted accounting pronouncements—There are no recent accounting pronouncements that have had or are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (in thousands):

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$60,694	$—	$—	$—	$60,694	$61,280	$—	$—	$—	$61,280
Management services—related party	—	—	4,392	110	4,502	—	—	29,191	321	29,512
Operating properties	250	—	—	—	250	749	—	—	—	749
	60,944	—	4,392	110	65,446	62,029	—	29,191	321	91,541
Operating properties leasing revenues	312	165	—	—	477	943	489	—	—	1,432
	$61,256	$165	$4,392	$110	$65,923	$62,972	$489	$29,191	$321	$92,973

	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$2,889	$—	$—	$—	$2,889	$5,172	$—	$—	$—	$5,172
Management services—related party	—	—	12,000	108	12,108	—	—	18,046	312	18,358
Operating properties	(46)	—	—	—	(46)	870	—	—	—	870
	2,843	—	12,000	108	14,951	6,042	—	18,046	312	24,400
Operating properties leasing revenues	239	226	—	—	465	767	528	—	—	1,295
	$3,082	$226	$12,000	$108	$15,416	$6,809	$528	$18,046	$312	$25,695
(1) The tables above do not include revenues of the Great Park Venture and the Gateway Commercial Venture, which are included in the Company’s reporting segment totals (see Notes 4 and 13).
The opening and closing balances of the Company’s contract assets for the nine months ended September 30, 2023 were $86.5 million ($79.9 million related party, see Note 8) and $79.7 million ($75.6 million related party, see Note 8), respectively. The opening and closing balances of the Company’s contract assets for the nine months ended September 30, 2022 were $87.6 million ($79.1 million related party, see Note 8) and $93.9 million ($87.0 million related party, see Note 8), respectively. The decrease of $6.8 million for the nine months ended September 30, 2023 between the opening and closing balances of the Company’s contract assets primarily resulted from the receipt of marketing fees from homebuilders from prior period land sales and the receipt of $24.6 million in incentive compensation payments from the Great Park Venture partially offset by additional incentive compensation revenue earned during the period from the Company's amended and restated development management agreement ("A&R DMA") with the Great Park Venture (see Note 8). The increase of $6.3 million for the nine months ended September 30, 2022 between the opening and closing balances of the Company’s contract assets primarily resulted from additional incentive compensation revenue during the period that resulted from changes in the estimated constrained transaction price partially offset by the receipt of marketing fees from prior period land sales.
The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the nine months ended September 30, 2023 and 2022 were insignificant.

4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of interests—“Percentage Interests” and “Legacy Interests.” The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of September 30, 2023. During the nine months ended September 30, 2023, the Great Park Venture made aggregate distributions of $25.5 million to holders of Legacy Interests and $218.0 million to holders of Percentage Interests. The Company received $81.8 million for its 37.5% Percentage Interest. As of September 30, 2023, Legacy Interest holders were entitled to receive a maximum of $40.7 million in distributions to be paid pro-rata with Percentage Interest holders. Approximately 10% of future distributions will be paid to the Legacy Interest holders until such time as the remaining balance has been fully paid. The holders of the Percentage Interests will receive all other distributions.
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
During the nine months ended September 30, 2023, the Great Park Venture recognized $9.4 million in land sale revenues to related parties of the Company and $363.1 million in land sale revenues to third parties, of which $357.8 million relates to homesites sold to an unaffiliated land banking entity whereby a related party of the Company retained the option to acquire these homesites in the future from the land bank entity.
During the nine months ended September 30, 2022, the Great Park Venture recognized $9.7 million in land sale revenues to related parties of the Company and $29.3 million in land sale revenues to third parties.
The following table summarizes the statements of operations of the Great Park Venture for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Land sale and related party land sale revenues	$372,472	$39,020
Home sale revenues	—	40,475
Cost of land sales	(165,749)	(15,118)
Cost of home sales	—	(30,784)
Other costs and expenses	(37,204)	(53,251)
Net income (loss) of Great Park Venture	$169,519	$(19,658)
The Company’s share of net income (loss)	$63,570	$(7,372)
Basis difference (amortization) accretion, net	(10,498)	1,738
Equity in earnings (loss) from Great Park Venture	$53,072	$(5,634)

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Inventories	$435,499	$605,893
Cash and cash equivalents	150,555	149,326
Contract assets, receivable and other assets	165,076	43,955
Total assets	$751,130	$799,174
Accounts payable and other liabilities	$182,112	$156,085
Redeemable Legacy Interests	40,705	66,254
Capital (Percentage Interest)	528,313	576,835
Total liabilities and capital	$751,130	$799,174
The Company’s share of capital in Great Park Venture	$198,118	$216,313
Unamortized basis difference	62,215	72,713
The Company’s investment in the Great Park Venture	$260,333	$289,026

Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of September 30, 2023. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
The Gateway Commercial Venture owns one commercial office building and approximately 50 acres of commercial land with additional development rights at a 73 acre office, medical, research and development campus located within the Great Park Neighborhoods (the “Five Point Gateway Campus”). The Five Point Gateway Campus consists of four buildings totaling approximately one million square feet. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture, and during the nine months ended September 30, 2023 and 2022, the Gateway Commercial Venture recognized $6.3 million and $6.2 million, respectively, in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Rental revenues	$6,329	$6,248
Rental operating and other expenses	(2,875)	(2,147)
Depreciation and amortization	(2,982)	(2,966)
Interest expense	(1,829)	(1,006)
Net (loss) income of Gateway Commercial Venture	$(1,357)	$129
Equity in (loss) earnings from Gateway Commercial Venture	$(1,018)	$97

The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Real estate and related intangible assets, net	$79,811	$82,797
Cash and restricted cash	5,843	4,244
Other assets	3,468	4,588
Total assets	$89,122	$91,629
Notes payable, net	$28,902	$29,418
Other liabilities	7,317	7,951
Members’ capital	52,903	54,260
Total liabilities and capital	$89,122	$91,629
The Company’s investment in the Gateway Commercial Venture	$39,677	$40,695
The Company is subject to certain guaranties of the Gateway Commercial Venture's mortgage note, including an interest and carry guaranty along with a springing guaranty of 50% of the outstanding balance in the event the Gateway Commercial Venture's leases with either the Company or the affiliate of Lennar are no longer in effect and the Gateway Commercial Venture is unable to meet certain financial covenants.
Valencia Landbank Venture
As of September 30, 2023, the Company owned a 10% interest in the Valencia Landbank Venture, an entity organized in December 2020 for the purpose of taking assignment from homebuilders of purchase and sale agreements for the purchase of residential lots within the Valencia community. The Valencia Landbank Venture concurrently enters into option and development agreements with homebuilders pursuant to which the homebuilders retain the option to purchase the land to construct and sell homes. The Company does not have a controlling financial interest in the Valencia Landbank Venture, however, the Company has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member, and therefore the Company accounts for its investment in the Valencia Landbank Venture using the equity method. At September 30, 2023 and December 31, 2022, the Company’s investment in the Valencia Landbank Venture was $1.4 million and $1.9 million, respectively, and the Company recognized $0.5 million and $0.9 million in equity in earnings for the nine months ended September 30, 2023 and 2022, respectively.
5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at September 30, 2023, the Holding Company and its wholly owned subsidiary owned approximately 62.6% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.4% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar, affiliates of Castlelake and an entity controlled by Emile Haddad, the Company’s Chairman Emeritus of the Board of Directors (the “Management Partner”).
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

During the nine months ended September 30, 2023 and 2022, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.
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
Tax distributions to the partners of the Operating Company for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management Partner	$2,059	$—	$4,033	$435
Other partners (excluding the Holding Company)	—	—	—	—
Total tax distributions	$2,059	$—	$4,033	$435
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
Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos community facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At September 30, 2023 and December 31, 2022, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the condensed consolidated balance sheets.
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
As of September 30, 2023, the San Francisco Venture had total combined assets of $1.35 billion, primarily comprised of $1.35 billion of inventories and $0.9 million in related party assets, and total combined liabilities of $65.7 million, including $58.7 million in related party liabilities.
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
As of September 30, 2023, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $904.6 million of inventories, $31.0 million of intangibles and $75.6 million in related party assets, and total combined liabilities of $68.7 million, including $63.7 million in accounts payable and other liabilities and $4.9 million in related party liabilities.
As of December 31, 2022, FP LP and FPL had combined assets of $1.1 billion, primarily comprised of $927.9 million of inventories, $40.3 million of intangibles and $79.9 million in related party assets, and total combined liabilities of $77.2 million, including $70.5 million in accounts payable and other liabilities and $6.7 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the nine months ended September 30, 2023 and 2022, there were no VIEs that were deconsolidated.
7.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture. The intangible asset will be amortized over the expected contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(98,676)	(89,448)
Net book value	$31,029	$40,257

Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $0.6 million and $9.2 million for the three and nine months ended September 30, 2023, respectively, and $5.4 million for both the three and nine months ended September 30, 2022. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Great Park segment.
8.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Related Party Assets:
Contract assets (see Note 3)	$75,595	$79,863
Operating lease right-of-use asset (corporate office lease at Five Point Gateway Campus)	14,646	16,425
Other	862	838
	$91,103	$97,126
Related Party Liabilities:
Reimbursement obligation	$58,708	$62,990
Payable to holders of Management Company’s Class B interests	4,116	6,700
Operating lease liability (corporate office lease at Five Point Gateway Campus)	11,378	12,535
Accrued advisory fees	6,175	10,525
Other	1,170	336
	$81,547	$93,086
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
During the nine months ended September 30, 2023, the Great Park Venture made a Legacy Incentive Compensation payment to the Company of $2.6 million and a Non-Legacy Incentive Compensation payment of $22.0 million. Upon receiving the Legacy Incentive Compensation payment, the Company distributed the $2.6 million in proceeds to the holders of the Management Company's Class B interests.
At September 30, 2023 and December 31, 2022, included in contract assets in the table above is $72.9 million and $77.4 million, respectively, attributed to incentive compensation revenue recognized but not yet due (see Note 3). Management fee revenues under the A&R DMA are included in management services—related party in the accompanying condensed consolidated statements of operations and are included in the Great Park segment. Management fee revenues under the A&R DMA were $4.4 million and $29.2 million for the three and nine months ended September 30, 2023, respectively, and $12.0 million and $18.0 million for the three and nine months ended September 30, 2022, respectively.

9.    NOTES PAYABLE, NET
At September 30, 2023 and December 31, 2022, notes payable consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
7.875% Senior Notes due 2025	$625,000	$625,000
Unamortized debt issuance costs and discount	(3,198)	(4,349)
	$621,802	$620,651
Revolving Credit Facility
In June 2023, the Operating Company entered into the fourth amendment to its $125.0 million unsecured revolving credit facility which, among other things, replaced the London Interbank Offer Rate with the Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate. Any borrowings under the revolving credit facility bore interest at CME Term SOFR 1 Month increased by 0.10% plus a margin ranging from 1.75% to 2.00% based on the Company’s leverage ratio. The maturity date of the unsecured revolving credit facility remained in April 2024, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions, including the approval of the administrative agent and lenders. As of September 30, 2023, no borrowings or letters of credit were outstanding on the Operating Company’s revolving credit facility.
On October 19, 2023, the Operating Company entered into the fifth amendment to its $125.0 million unsecured revolving credit facility, which, among other things, extended the maturity date as well as amended and restated the existing credit agreement inclusive of prior amendments. The maturity date has been extended to April 2026, which can be accelerated to July 2025 if the substantial majority of the Operating Company’s senior notes are not refinanced, repaid or extended prior to such date. Any borrowings under the amended and restated revolving credit agreement will bear interest at CME Term SOFR 1 Month increased by 0.10% plus a margin of either 2.25% or 2.50% based on the Company's leverage ratio. The amended and restated revolving credit facility may be further extended to April 2027, subject to the satisfaction of certain conditions, including the approval of the administrative agent and lenders.
10.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At September 30, 2023 and December 31, 2022, the Company’s condensed consolidated balance sheets included a liability of $173.2 million and $173.1 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. No TRA payments were made during the nine months ended September 30, 2023 or 2022.
11.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business. The operations of the Company are conducted through the Operating Company and its subsidiaries, and in some cases, the Holding Company will guarantee the payment by or performance of the Operating Company or its subsidiaries. The Company has operating leases for its corporate office and other facilities and the Holding Company is a guarantor to some of these lease agreements. Operating lease right-of-use assets are included in other assets or related party assets, and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the condensed consolidated balance sheets and were as follows as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets ($14,646 and $16,425 related party, respectively)	$15,141	$19,067
Operating lease liabilities ($11,378 and $12,535 related party, respectively)	$11,791	$15,705
In addition to operating lease payment guarantees, the Holding Company had other contractual payment guarantees as of September 30, 2023 totaling $8.5 million.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain of the Company’s development obligations. The Company had outstanding performance bonds of $307.2 million and $315.0 million as of September 30, 2023 and December 31, 2022, respectively.

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
At each of September 30, 2023 and December 31, 2022, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Letters of Credit
At each of September 30, 2023 and December 31, 2022, the Company had outstanding letters of credit totaling $1.0 million. These letters of credit were issued to secure various development and financial obligations. At each of September 30, 2023 and December 31, 2022, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under certain of the letters of credit agreements.
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

12.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$26,668	$26,902
Noncash lease expense	$3,086	$3,453

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to operating lease right-of-use assets from lease modification	$(773)	$—
Adjustment to liability recognized under TRA	$140	$(1,058)
Noncash lease expense is included within the depreciation and amortization adjustment to net loss on the Company’s condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$218,264	$86,379
Restricted cash and certificates of deposit	992	1,330
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$219,256	$87,709
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
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of September 30, 2023, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, sales of homes constructed and marketed under a fee build arrangement, and management services provided by the Company to the Great Park Venture.
• Commercial—includes the operations of the Gateway Commercial Venture, which owns an approximately 189,000 square foot office building at the Five Point Gateway Campus. The Five Point Gateway Campus is an office, medical and research and development campus located within the Great Park Neighborhoods and consists of four buildings and surrounding land. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture. The Gateway Commercial Venture also owns approximately 50 acres of the surrounding commercial land with additional development rights at the campus. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture. As of September 30, 2023, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture at the historical basis of the venture.

     Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)		Revenues		Profit (Loss)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Valencia	$61,256	$3,082	$19,614	$(543)	$62,972	$6,809	$12,637	$(8,314)
San Francisco	165	226	(862)	(672)	489	528	(2,777)	(2,155)
Great Park	7,668	47,195	640	(13,791)	401,663	97,541	184,291	(13,984)
Commercial	2,264	2,297	(358)	(8)	6,650	6,560	(1,036)	441
Total reportable segments	71,353	52,800	19,034	(15,014)	471,774	111,438	193,115	(24,012)
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(3,276)	(35,195)	1,381	18,303	(372,472)	(79,495)	(169,519)	19,658
Gateway Commercial Venture (1)	(2,154)	(2,189)	468	116	(6,329)	(6,248)	1,357	(129)
Add equity in earnings (losses) from unconsolidated entities—
Great Park Venture	—	—	(412)	(4,540)	—	—	53,072	(5,634)
Gateway Commercial Venture	—	—	(351)	(87)	—	—	(1,018)	97
Corporate and unallocated (2)	—	—	(5,962)	(8,309)	—	—	(22,028)	(47,252)
Total consolidated balances	$65,923	$15,416	$14,158	$(9,531)	$92,973	$25,695	$54,979	$(57,272)

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
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses and restructuring expenses.
Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	September 30, 2023	December 31, 2022
Valencia	$944,331	$972,028
San Francisco	1,350,291	1,314,308
Great Park	855,185	916,909
Commercial	89,122	91,629
Total reportable segments	3,238,929	3,294,874
Reconciling items:
Removal of unconsolidated balances of Great Park Venture (1)	(751,130)	(799,174)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(89,122)	(91,629)
Other eliminations (2)	(240)	(174)
Add investment balance in Great Park Venture	260,333	289,026
Add investment balance in Gateway Commercial Venture	39,677	40,695
Corporate and unallocated (3)	236,100	152,166
Total consolidated balances	$2,934,547	$2,885,784

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
The following table summarizes share-based equity compensation activity for the nine months ended September 30, 2023:

	Share-Based Awards (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2023	2,166	$3.77
Granted	3,947	$1.92
Cancelled	(906)	$2.16
Forfeited	—	$—
Vested	(744)	$5.74
Nonvested at September 30, 2023	4,463	$2.13
Share-based compensation expense was $0.9 million and $2.6 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $5.5 million for the three and nine months ended September 30, 2022, respectively. All share-based compensation for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022 is included in selling, general, and administrative expenses on the accompanying condensed consolidated statements of operations. In February 2022, the Company accelerated the expense attributed to the outstanding restricted share awards of two former officers of the Company resulting from a modification of the required service condition of the awards. As a result, for the nine months ended September 30, 2022, share-based compensation expense of $3.0 million is included in restructuring expense and $2.5 million is included in selling, general, and administrative expenses on the accompanying condensed consolidated statement of operations.
The estimated fair value at vesting of share-based awards that vested during the nine months ended September 30, 2023 was $1.8 million. In January 2023 and 2022, the Company reacquired vested restricted Class A common shares for $0.2 million and $2.7 million, respectively, for the purpose of settling tax withholding obligations of employees. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.
15.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The components of net periodic cost (benefit) for the three and nine months ended September 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net periodic cost (benefit):
Interest cost	$202	$136	$606	$408
Expected return on plan assets	(222)	(261)	(666)	(783)
Amortization of net actuarial loss	41	13	122	39
Net periodic cost (benefit)	$21	$(112)	$62	$(336)
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

Other than a small income tax provision attributed to one of the Company’s consolidated subsidiary corporations, during the three months ended September 30, 2023, the Company recorded no provision or benefit for income taxes (after application of a decrease in the Company’s valuation allowance) on pre-tax income of $14.2 million. In the three months ended September 30, 2022, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $9.5 million. Other than a small income tax provision attributed to one of the Company’s consolidated subsidiary corporations, during the nine months ended September 30, 2023, the Company recorded no provision or benefit for income taxes (after application of a decrease in the Company’s valuation allowance) on pre-tax income of $55.0 million. In the nine months ended September 30, 2022, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $57.3 million. The effective tax rates for the nine months ended September 30, 2023 and 2022, differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the Company’s valuation allowance on its book losses, disallowance of executive compensation expenses not deductible for tax, and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both September 30, 2023 and December 31, 2022.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At September 30, 2023, the estimated fair value of notes payable, net was $590.4 million, compared to a carrying value of $621.8 million. At December 31, 2022, the estimated fair value of notes payable, net was $525.5 million, compared to a carrying value of $620.7 million. During the three and nine months ended September 30, 2023 and 2022, the Company had no assets that were measured at fair value on a nonrecurring basis.
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
No distributions on common shares were declared for the three and nine months ended September 30, 2023 or 2022.
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

The following table summarizes the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2023 and 2022 (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to the Company	$6,603	$(4,439)	$25,638	$(26,680)
Adjustments to net income (loss) attributable to the Company	—	18	(13)	141
Net income (loss) attributable to common shareholders	$6,603	$(4,421)	$25,625	$(26,539)
Numerator—basic common shares:
Net income (loss) attributable to common shareholders	$6,603	$(4,421)	$25,625	$(26,539)
Less: net income allocated to participating securities	32	—	131	—
Allocation of basic net income (loss) among common shareholders	$6,571	$(4,421)	$25,494	$(26,539)
Numerator for basic net income (loss) available to Class A common shareholders	$6,569	$(4,419)	$25,485	$(26,530)
Numerator for basic net income (loss) available to Class B common shareholders	$2	$(2)	$9	$(9)
Numerator—diluted common shares:
Net income (loss) attributable to common shareholders	$6,603	$(4,421)	$25,625	$(26,539)
Reallocation of income (loss) from dilutive potential securities	7,226	(90)	28,135	(502)
Less: net income allocated to participating securities	32	—	131	—
Allocation of diluted net income (loss) among common shareholders	$13,797	$(4,511)	$53,629	$(27,041)
Numerator for diluted net income (loss) available to Class A common shareholders	$13,795	$(4,509)	$53,620	$(27,032)
Numerator for diluted net income (loss) available to Class B common shareholders	$2	$(2)	$9	$(9)
Denominator:
Basic weighted average Class A common shares outstanding	68,865,783	68,514,843	68,794,915	68,393,923
Diluted weighted average Class A common shares outstanding	145,312,266	68,879,642	145,064,113	68,758,722
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,233,544	79,233,544	79,233,544
Basic earnings (loss) per share:
Class A common shares	$0.10	$(0.06)	$0.37	$(0.39)
Class B common shares	$0.00	$(0.00)	$0.00	$(0.00)
Diluted earnings (loss) per share:
Class A common shares	$0.09	$(0.07)	$0.37	$(0.39)
Class B common shares	$0.00	$(0.00)	$0.00	$(0.00)

Anti-dilutive potential Performance RSUs	3,123,408	1,145,832	3,123,408	1,145,832
Anti-dilutive potential Restricted Shares (weighted average)	—	553,511	—	719,364
Anti-dilutive potential Performance Restricted Shares (weighted average)	—	—	—	33,063
Anti-dilutive potential Class A common shares from exchanges (weighted average)	3,137,134	76,120,180	3,137,134	76,120,180

19.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.9 million and $3.0 million at September 30, 2023 and December 31, 2022, respectively, net of tax benefits of $0.8 million and $0.8 million, respectively. At both September 30, 2023 and December 31, 2022, the Company held a full valuation allowance related to the accumulated tax benefits. Accumulated other comprehensive loss of $1.8 million and $1.9 million is included in noncontrolling interests at September 30, 2023 and December 31, 2022, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net income (loss) attributable to the Company related to amortization of net actuarial losses were approximately $76,000 and $24,000, net of taxes, for the nine months ended September 30, 2023 and 2022, respectively, and are included in other miscellaneous income in the accompanying condensed consolidated statements of operations.

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
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of September 30, 2023, approximately 62.6% of the operating company. The operating company directly or indirectly owns equity interests in:
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

Operational Highlights
During the third quarter of 2023, we continued to focus on execution of our three main priorities: generating revenue and positive cash flow; controlling our selling, general and administrative (“SG&A”) costs; and managing our capital spend to match near term revenue opportunities. Our consolidated net income was $14.2 million for the third quarter and $55.0 million for the nine months ended September 30, 2023, compared to net loss of $9.5 million and net loss of $57.3 million for the three and nine months ended September 30, 2022, respectively. SG&A expenses totaled $11.9 million for the third quarter and $38.4 million for the nine months ended September 30, 2023, compared to $12.0 million and $41.5 million for the three and nine months ended September 30, 2022, respectively.
At Valencia, we closed the sale of 146 homesites on approximately 26 acres for an aggregate fixed gross purchase price of $60.6 million in the third quarter of 2023. The Great Park Venture, in which we have a 37.5% percentage interest and manage all aspects of the development cycle, received $17.4 million in public financing reimbursements for public infrastructure costs and other reimbursements in the third quarter of 2023.
Although interest rates remain elevated, it appears that home buyers are adjusting to the new mortgage interest rate environment. The lack of resale inventory in our markets, created in part by high interest rates, helped sustain home buyer activity at our master planned communities during the third quarter. At Valencia, guest builders sold 75 homes during the third quarter of 2023, compared to 79 homes in the second quarter of 2023, increasing total homes sold to 1,187 since sales began in May 2021. At the Great Park Neighborhoods, guest builders sold a total of 113 homes during the third quarter of 2023, compared to 177 homes in the second quarter of 2023. We believe the continued reduction in the number of homes sold at the Great Park Neighborhoods since the first quarter is largely a reflection of lower available inventory as existing neighborhoods sell out. We anticipate that additional inventory will become available for sale in early 2024. Despite the headwinds facing the market, we continue to believe that builder demand for land in premier master planned communities will allow us to execute on both residential and commercial land sales over the remainder of 2023.
At September 30, 2023, we had $218.3 million in cash, compared to $193.2 million at the end of the second quarter, and $125.0 million available under our revolving credit facility, giving us total liquidity of $343.3 million.
On October 19, 2023, we entered into the fifth amendment to our $125.0 million unsecured revolving credit facility, which, among other things, extended the maturity date as well as amended and restated the existing credit agreement inclusive of prior amendments. The maturity date has been extended to April 2026, which can be accelerated to July 2025 if the substantial majority of our senior notes are not refinanced, repaid or extended prior to such date. Any borrowings under the amended and restated revolving credit agreement will bear interest at CME Term SOFR 1 Month increased by 0.10% plus a margin of either 2.25% or 2.50% based on our leverage ratio. The amended and restated revolving credit facility may be further extended to April 2027, subject to the satisfaction of certain conditions, including the approval of the administrative agent and lenders.

Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
The following table summarizes our consolidated historical results of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$60,694	$72	$60,685	$643
Land sales—related party	—	2,817	595	4,529
Management services—related party	4,502	12,108	29,512	18,358
Operating properties	727	419	2,181	2,165
Total revenues	65,923	15,416	92,973	25,695
Costs and expenses
Land sales	38,967	—	38,967	—
Management services	2,371	7,488	14,419	12,372
Operating properties	1,351	1,580	4,321	5,797
Selling, general, and administrative	11,938	12,030	38,400	41,472
Restructuring	—	—	—	19,437
Total costs and expenses	54,627	21,098	96,107	79,078
Other income
Interest income	2,413	307	4,542	445
Miscellaneous	1,074	112	1,033	336
Total other income	3,487	419	5,575	781
Equity in (loss) earnings from unconsolidated entities	(622)	(4,265)	52,554	(4,654)
Income (loss) before income tax provision	14,161	(9,528)	54,995	(57,256)
Income tax provision	(3)	(3)	(16)	(16)
Net income (loss)	14,158	(9,531)	54,979	(57,272)
Less net income (loss) attributable to noncontrolling interests	7,555	(5,092)	29,341	(30,592)
Net income (loss) attributable to the company	$6,603	$(4,439)	$25,638	$(26,680)
Three Months Ended September 30, 2023 and 2022
Revenues. Revenues increased by $50.5 million, or 327.6%, to $65.9 million for the three months ended September 30, 2023, from $15.4 million for the three months ended September 30, 2022. The increase in revenues was primarily due to land sales at our Valencia segment during the three months ended September 30, 2023 compared to no land sales during the same period in 2022, partially offset by a decrease in management services revenue at our Great Park segment during the three months ended September 30, 2023.
Cost of land sales. The cost of land sales for the three months ended September 30, 2023 was attributable to land sales at our Valencia segment.
Cost of management services. Cost of management services decreased by $5.1 million, or 68.3%, to $2.4 million for the three months ended September 30, 2023, from $7.5 million for the three months ended September 30, 2022. The decrease was primarily due to a decrease in intangible asset amortization expense at our Great Park segment.

Equity in loss from unconsolidated entities. Our consolidated results reflect our share in the earnings or losses of our interests in our unconsolidated entities, including the Great Park Venture and the Gateway Commercial Venture, within equity in loss from unconsolidated entities on our condensed consolidated statement of operations. Our segment results for the Great Park segment and the Commercial segment present the results of the Great Park Venture and the Gateway Commercial Venture at the book basis of the ventures within the respective segments.
Equity in loss from unconsolidated entities was $0.6 million and $4.3 million for the three months ended September 30, 2023 and 2022, respectively. The equity in loss during each period was primarily a result of recognizing our share of the net loss generated by the Great Park Venture during each of the three months ended September 30, 2023 and 2022.
Income taxes. Other than a small tax provision incurred by one of our consolidated subsidiary corporations, pre-tax income of $14.2 million for the three months ended September 30, 2023 resulted in no tax provision (after application of a decrease in our valuation allowance of $1.9 million). Pre-tax loss of $9.5 million for the three months ended September 30, 2022 resulted in no tax benefit (after application of an increase in our valuation allowance of $1.7 million). We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at September 30, 2023, it was more likely than not that the net deferred tax asset was not realizable and resulted in a net deferred tax liability after application of the valuation allowance. Our effective tax rate, before changes in valuation allowance, for the three months ended September 30, 2023 was substantially similar to our effective tax rate, before changes in valuation allowance, for the three months ended September 30, 2022.
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
Nine Months Ended September 30, 2023 and 2022
Revenues. Revenues increased by $67.3 million, or 261.8%, to $93.0 million for the nine months ended September 30, 2023, from $25.7 million for the nine months ended September 30, 2022. The increase in revenues was primarily due to land sales at our Valencia segment during the nine months ended September 30, 2023 compared to no land sales during the same period in 2022 and an increase in management services revenue at our Great Park segment during the nine months ended September 30, 2023.
Cost of land sales. The cost of land sales for the nine months ended September 30, 2023 was attributable to land sales at our Valencia segment.
Cost of management services. Cost of management services increased by $2.0 million, or 16.5%, to $14.4 million for the nine months ended September 30, 2023, from $12.4 million for the nine months ended September 30, 2022. The increase was primarily due to an increase in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $3.1 million, or 7.4%, to $38.4 million for the nine months ended September 30, 2023, from $41.5 million for the nine months ended September 30, 2022. The decrease was mainly attributable to a decrease in employee related and selling and marketing expenses.
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
Equity in earnings (loss) from unconsolidated entities. Equity in earnings from unconsolidated entities was $52.6 million for the nine months ended September 30, 2023, an increase from a loss of $4.7 million for the nine months ended September 30, 2022. The increase was primarily a result of recognizing our share of the net income generated by the Great Park Venture from land sales during the nine months ended September 30, 2023.

Income taxes. Other than a small tax provision incurred by one of our consolidated subsidiary corporations, pre-tax income of $55.0 million for the nine months ended September 30, 2023 resulted in no tax provision (after application of a decrease in our valuation allowance of $7.4 million). Pre-tax loss of $57.3 million for the nine months ended September 30, 2022 resulted in no tax benefit (after application of an increase in our valuation allowance of $6.8 million). We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at September 30, 2023, it was more likely than not that the net deferred tax asset was not realizable and resulted in a net deferred tax liability after application of the valuation allowance. Our effective tax rate, before changes in valuation allowance, for the nine months ended September 30, 2023 was substantially similar to our effective tax rate, before changes in valuation allowance, for the nine months ended September 30, 2022.
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
The following tables reconcile the results of operations of our segments to our consolidated results for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$60,694	$—	$1,255	$—	$61,949	$—	$61,949	$(1,255)	$60,694
Land sales—related party	—	—	2,021	—	2,021	—	2,021	(2,021)	—
Management services—related party(2)	—	—	4,392	110	4,502	—	4,502	—	4,502
Operating properties	562	165	—	2,154	2,881	—	2,881	(2,154)	727
Total revenues	61,256	165	7,668	2,264	71,353	—	71,353	(5,430)	65,923
COSTS AND EXPENSES:
Land sales	38,967	—	—	—	38,967	—	38,967	—	38,967
Management services(2)	—	—	2,371	—	2,371	—	2,371	—	2,371
Operating properties	1,351	—	—	829	2,180	—	2,180	(829)	1,351
Selling, general, and administrative	2,539	1,033	2,289	1,097	6,958	8,366	15,324	(3,386)	11,938
Management fees—related party	—	—	4,659	—	4,659	—	4,659	(4,659)	—
Total costs and expenses	42,857	1,033	9,319	1,926	55,135	8,366	63,501	(8,874)	54,627
OTHER INCOME (EXPENSE):
Interest income	—	6	1,964	25	1,995	2,407	4,402	(1,989)	2,413
Interest expense	—	—	—	(721)	(721)	—	(721)	721	—
Miscellaneous	1,074	—	—	—	1,074	—	1,074	—	1,074
Total other income (expense)	1,074	6	1,964	(696)	2,348	2,407	4,755	(1,268)	3,487
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	141	—	327	—	468	—	468	(1,090)	(622)
SEGMENT PROFIT (LOSS)/INCOME BEFORE INCOME TAX PROVISION	19,614	(862)	640	(358)	19,034	(5,959)	13,075	1,086	14,161
INCOME TAX PROVISION	—	—	—	—	—	(3)	(3)	—	(3)
SEGMENT PROFIT (LOSS)/NET INCOME	$19,614	$(862)	$640	$(358)	$19,034	$(5,962)	$13,072	$1,086	$14,158
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

	Nine Months Ended September 30, 2023
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$60,685	$—	$363,056	$—	$423,741	$—	$423,741	$(363,056)	$60,685
Land sales—related party	595	—	9,416	—	10,011	—	10,011	(9,416)	595
Management services—related party(2)	—	—	29,191	321	29,512	—	29,512	—	29,512
Operating properties	1,692	489	—	6,329	8,510	—	8,510	(6,329)	2,181
Total revenues	62,972	489	401,663	6,650	471,774	—	471,774	(378,801)	92,973
COSTS AND EXPENSES:
Land sales	38,967	—	165,749	—	204,716	—	204,716	(165,749)	38,967
Management services(2)	—	—	14,419	—	14,419	—	14,419	—	14,419
Operating properties	4,321	—	—	2,632	6,953	—	6,953	(2,632)	4,321
Selling, general, and administrative	8,580	3,275	7,432	3,250	22,537	26,545	49,082	(10,682)	38,400
Management fees—related party	—	—	36,507	—	36,507	—	36,507	(36,507)	—
Total costs and expenses	51,868	3,275	224,107	5,882	285,132	26,545	311,677	(215,570)	96,107
OTHER INCOME (EXPENSE):
Interest income	—	9	5,172	25	5,206	4,533	9,739	(5,197)	4,542
Interest expense	—	—	—	(1,829)	(1,829)	—	(1,829)	1,829	—
Miscellaneous	1,033	—	—	—	1,033	—	1,033	—	1,033
Total other income (expense)	1,033	9	5,172	(1,804)	4,410	4,533	8,943	(3,368)	5,575
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	500	—	1,563	—	2,063	—	2,063	50,491	52,554
SEGMENT PROFIT (LOSS)/INCOME BEFORE INCOME TAX PROVISION	12,637	(2,777)	184,291	(1,036)	193,115	(22,012)	171,103	(116,108)	54,995
INCOME TAX PROVISION	—	—	—	—	—	(16)	(16)	—	(16)
SEGMENT PROFIT (LOSS)/NET INCOME	$12,637	$(2,777)	$184,291	$(1,036)	$193,115	$(22,028)	$171,087	$(116,108)	$54,979
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
Three Months Ended September 30, 2023 and 2022
Land sales and related party land sales revenues. Total land sales revenues increased by $57.8 million to $60.7 million for the three months ended September 30, 2023, from $2.9 million for the three months ended September 30, 2022. The increase in total land sales revenues was primarily attributable to the recognition of revenue from the sale of land entitled for an aggregate of 146 homesites on approximately 26 acres during the three months ended September 30, 2023 compared to no land sales during the same period in 2022. The fixed base purchase price was $60.6 million for the 2023 sales.

Cost of land sales. Cost of land sales during the three months ended September 30, 2023 was $39.0 million, compared to no cost of land sales during the three months ended September 30, 2022. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Nine Months Ended September 30, 2023 and 2022
Land sales and related party land sales revenues. Total land sales revenues increased by $56.1 million to $61.3 million for the nine months ended September 30, 2023, from $5.2 million for the nine months ended September 30, 2022. The increase in total land sales revenues was primarily attributable to the recognition of revenue from the sale of land entitled for an aggregate of 146 homesites on approximately 26 acres during the nine months ended September 30, 2023 compared to no land sales during the same period in 2022. The fixed base purchase price was $60.6 million for the 2023 sales.
Cost of land sales. Cost of land sales during the nine months ended September 30, 2023 was $39.0 million, compared to no cost of land sales during the nine months ended September 30, 2022. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $2.0 million, or 18.6%, to $8.6 million for the nine months ended September 30, 2023, from $10.5 million for the nine months ended September 30, 2022. The decrease was mainly attributable to a decrease in community related selling and marketing expenses.
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
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions. The holders of percentage interests are entitled to all other distributions. During the nine months ended September 30, 2023, the Great Park Venture made aggregate distributions of $25.5 million to holders of legacy interests and $218.0 million to holders of percentage interests. We received $81.8 million for our 37.5% percentage interest. As of December 31, 2021, the Great Park Venture had fully satisfied the $476.0 million priority distribution rights, and the remaining maximum participating legacy interest distribution rights at September 30, 2023 were $40.7 million. The remaining $40.7 million legacy interest will be paid on a pro-rata basis, with approximately 10% of future distributions paid to the holders of legacy interests and approximately 90% of such distributions paid to the holders of the percentage interests, until such time as the remaining balance has been fully paid.
Three Months Ended September 30, 2023 and 2022
Land sales and related party land sales revenues. Land sales and related party land sales revenues decreased to $3.3 million for the three months ended September 30, 2023, from $35.2 million for the three months ended September 30, 2022. The decrease was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 61 homesites on approximately three acres during the three months ended September 30, 2022, compared to no land sales during the same period in 2023. The base purchase price was $23.9 million for the 2022 land sales. The Great Park Venture also recognized $0.6 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive.
Cost of land sales. The Great Park Venture had no cost of land sales for the three months ended September 30, 2023, compared to $15.1 million for the three months ended September 30, 2022. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. The decrease in management services related party revenue was mainly attributable to a decrease in variable incentive compensation revenue recognized during the three months ended September 30, 2023. For the three months ended September 30, 2023 and 2022, we recognized $1.4 million and $9.0 million, respectively, attributable to variable incentive compensation, mostly as a result of changes in estimates of the amount of variable incentive compensation we expect to receive.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses decreased by $5.1 million, or 68.3%, to $2.4 million for the three months ended September 30, 2023, from $7.5 million for the three months ended September 30, 2022. The decrease was mainly attributable to a decrease in intangible asset amortization expense recognized and a decrease in employee related project team expenses during the three months ended September 30, 2023.
Selling, general, and administrative. Selling, general, and administrative expenses decreased by $1.4 million, or 37.4%, to $2.3 million for the three months ended September 30, 2023, from $3.7 million for the three months ended September 30, 2022. The lower expense during the three months ended September 30, 2023 was mainly attributable to a decrease in property maintenance expenses.

Management fees—related party. Management fees decreased by $30.6 million to $4.7 million for the three months ended September 30, 2023, from $35.3 million for the three months ended September 30, 2022. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The decrease in management fees—related party was mainly attributable to a change in the estimate of the amount of incentive compensation fees probable of being paid that resulted in a cumulative adjustment recognized during the three months ended September 30, 2022.
Nine Months Ended September 30, 2023 and 2022
Land sales and related party land sales revenues. Land sales and related party land sales revenues increased to $372.5 million for the nine months ended September 30, 2023, from $39.0 million for the nine months ended September 30, 2022. The increase was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 798 homesites on approximately 84 acres during the nine months ended September 30, 2023, compared to the recognition of revenue from the sale of land entitled for an aggregate of 61 homesites on approximately three acres during the nine months ended September 30, 2022. Revenue recognized of $357.8 million on the 2023 land sale consists of $214.7 million paid at closing, plus $143.1 million in estimated variable consideration from future price participation payments expected to be received when homes are sold to homebuyers. The 798 homesites were sold to an unaffiliated land banking entity whereby a related party retained the option to acquire the homesites in the future from the land bank entity. The base purchase price was $23.9 million for the 2022 land sales. The Great Park Venture also recognized $0.6 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that it expects to be entitled to receive.
Cost of land sales. Cost of land sales for the nine months ended September 30, 2023 was $165.7 million, compared to $15.1 million for the nine months ended September 30, 2022. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Home sale revenues. The Great Park Venture had a fee build agreement with an unrelated third party fee builder that the Great Park Venture contracted to build and act as a sales agent for 38 homesites within the Great Park Neighborhoods. The fee builder initially incurred all costs to build, market and sell the residential homes, and the Great Park Venture reimbursed the fee builder as construction progressed and paid the fee builder certain fees during the construction phase of the homes and when homes were sold to homebuyers. All homes subject to the fee build agreement had been sold and closed escrow as of September 30, 2022. During the nine months ended September 30, 2022, the Great Park Venture closed the sales of 22 homes to homebuyers generating $40.5 million in home sale revenues.
Cost of home sales. Cost of home sales includes an allocation of land basis for each home sold in addition to home construction costs the Great Park Venture reimbursed to the fee builder and fees paid to the fee builder for the services provided. During the nine months ended September 30, 2022, the Great Park Venture recognized $30.8 million in cost of home sales.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. The increase in management services related party revenue was mainly attributable to an increase in variable incentive compensation revenue recognized during the nine months ended September 30, 2023. For the nine months ended September 30, 2023 and 2022, we recognized $20.2 million and $9.0 million, respectively, attributable to variable incentive compensation, mostly as a result of changes in estimates of the amount of variable incentive compensation we expect to receive.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses increased by $2.0 million, or 16.5%, to $14.4 million for the nine months ended September 30, 2023, from $12.4 million for the nine months ended September 30, 2022. The increase was mainly attributable to an increase in intangible asset amortization expense recognized, offset by a decrease in employee related project team expenses during the nine months ended September 30, 2023.

Selling, general, and administrative. Selling, general, and administrative expenses decreased by $8.2 million, or 52.5%, to $7.4 million for the nine months ended September 30, 2023, from $15.6 million for the nine months ended September 30, 2022. The lower expense during the nine months ended September 30, 2023 was mainly attributable to a decrease in marketing expenses and property maintenance expenses and the elimination of the variable cost reimbursement component under the development management agreement that became effective in the second quarter of 2022. In 2022, project team and certain other administrative costs that were reimbursed to the management company were included in selling, general and administrative costs.
Management fees—related party. Management fees decreased by $2.1 million to $36.5 million for the nine months ended September 30, 2023, from $38.6 million for the nine months ended September 30, 2022. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes.
The table below reconciles the Great Park segment results to the equity in (loss) earnings from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Segment profit (loss) from operations	$640	$(13,791)	$184,291	$(13,984)
Less net income of management company attributed to the Great Park segment	2,021	4,512	14,772	5,674
Net (loss) income of the Great Park Venture	(1,381)	(18,303)	169,519	(19,658)
The Company’s share of net (loss) income of the Great Park Venture	(518)	(6,864)	63,570	(7,372)
Basis difference accretion (amortization), net	106	2,324	(10,498)	1,738
Equity in (loss) earnings from the Great Park Venture	$(412)	$(4,540)	$53,072	$(5,634)

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

The table below reconciles the Commercial segment results to the equity in (loss) earnings from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Segment (loss) profit from operations	$(358)	$(8)	$(1,036)	$441
Less net income of management company attributed to the Commercial segment	110	108	321	312
Net (loss) income of the Gateway Commercial Venture	(468)	(116)	(1,357)	129
Equity in (loss) earnings from the Gateway Commercial Venture	$(351)	$(87)	$(1,018)	$97

Liquidity and Capital Resources
As of September 30, 2023, we had $218.3 million of consolidated cash and cash equivalents, compared to $131.8 million at December 31, 2022. As of September 30, 2023, no funds had been drawn on and no letters of credit were outstanding on the operating company’s $125.0 million unsecured revolving credit facility.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. Reimbursement payments may be deferred when our related party receives an extension on the maturity date of the associated EB-5 loan liability. Through the third quarter of 2023, approximately $23.7 million in related party reimbursement obligations that were previously expected to be paid in 2023 have been deferred to 2024. Our related party has a history of receiving maturity date extensions, however, such further extensions are not within our control and there can be no assurance that any such extensions will be obtained in the future.
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
We are currently evaluating various alternatives available to us with respect to addressing our senior notes that mature in November 2025. In an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, we may purchase, redeem, prepay, refinance, amend, exchange, extend, or otherwise retire any amount of our outstanding indebtedness at any time and from time to time, in open market or privately negotiated transactions with the holders of such indebtedness or otherwise. We may pursue any such transactions as we consider appropriate in light of market conditions and other relevant factors.

We are committed under various performance bonds and letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of the entitlement and development process.
We had outstanding performance bonds of $307.2 million as of September 30, 2023 predominantly related to our Valencia community.
At September 30, 2023, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Outstanding LOCs totaled $1.0 million at both September 30, 2023 and December 31, 2022. At both September 30, 2023 and December 31, 2022, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of September 30, 2023, no capacity under the revolving credit facility was used to support LOCs.
We are a party to a tax receivable agreement (“TRA”) with current and former holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of certain tax attributes. We expect the TRA payments to be substantial. However, the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax. As of September 30, 2023, there were no amounts currently payable under the TRA and based on current projections, we do not expect to make any payments for the next several years.
Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating activities	$65,064	$(175,023)
Investing activities	29,946	2,307
Financing activities	(8,517)	(6,367)
Cash Flows from Operating Activities. Net cash provided by operating activities was $65.1 million for the nine months ended September 30, 2023, compared to $175.0 million net cash used in operating activities for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we received $60.6 million from the sale of land at our Valencia segment. We also received incentive compensation payments of $22.0 million under our development management agreement with the Great Park Venture. The payment is net of $2.6 million that we concurrently distributed to the holders of the management company's Class B units. Additionally, we received total distributions of $81.8 million from the Great Park Venture, of which $52.7 million is reflected as a return on our investment (operating activity) in the statement of cash flows with the balance reflected as an investing activity.
Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities, selling, general, and administrative costs and the payment of $24.6 million in each of the nine months ended September 30, 2023 and 2022 for interest due on our senior notes. Our horizontal development costs for the nine months ended September 30, 2023 were offset by $17.7 million in public financing reimbursements for public infrastructure development costs we incurred in Valencia and a nonrecurring $44.5 million recovery from a third party related to certain project development costs in Valencia.
Cash Flows from Investing Activities. Net cash provided by investing activities was $29.9 million for the nine months ended September 30, 2023, compared to $2.3 million net cash provided by investing activities for the nine months ended September 30, 2022.
During the nine months ended September 30, 2023, we received total distributions of $81.8 million from the Great Park Venture, of which $29.0 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity. Additionally, for the nine months ended September 30, 2023 and 2022, we received a distribution of $0.9 million and $2.5 million, respectively, from the Valencia Landbank Venture, which is reflected as a return of our investment (investing activity) in the statement of cash flows.
Cash Flows from Financing Activities. Net cash used in financing activities was $8.5 million for the nine months ended September 30, 2023, compared to $6.4 million net cash used in financing activities for the nine months ended September 30, 2022.

We used $0.2 million and $2.7 million during the nine months ended September 30, 2023 and 2022, respectively, to net settle share-based compensation awards with employees for tax withholding purposes. For the nine months ended September 30, 2023 and 2022, in accordance with the operating company's limited partnership agreement, we made noncontrolling interest tax distributions of $4.0 million and $0.4 million, respectively. We also made payments of $4.3 million and $3.2 million to reduce our related party reimbursement obligation during the nine months ended September 30, 2023 and 2022, respectively.
Changes in Capital Structure
During the nine months ended September 30, 2023, our ownership percentage in the operating company increased to 62.6%, primarily due to our issuance of shared-based compensation in the form of 0.2 million restricted Class A common shares, partially offset by our reacquisition of approximately 0.1 million restricted Class A common shares from employees for income tax withholding purposes upon vesting. The issuances and settlements resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Class A units of the operating company:
Held by us	69,199,938	69,068,354
Held by noncontrolling interest members	41,363,271	41,363,271
	110,563,209	110,431,625
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	148,433,482	148,301,898
At September 30, 2023, we had 79,233,544 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed at our election for our Class A common shares or cash.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2023 as compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
As of September 30, 2023, we had outstanding consolidated net indebtedness of $621.8 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as

appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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

10.1*
First Amendment to Limited Liability Company Agreement of Five Point Office Venture Holdings I, LLC, dated as of August 17, 2023, by and among FPOVHI Member, LLC, Irvine Office Member, L.L.C., and LNR BC, LLC.

10.2
Fifth Amendment to Credit Agreement, dated as of October 19, 2023, by and among Five Point Operating Company, LP, Zions Bancorporation, N.A. dba California Bank & Trust, as administrative agent and as a lender, and Comerica Bank, JPMorgan Chase Bank, N.A. and Citibank, N.A., as lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on October 20, 2023 is incorporated herein by this reference).

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

FIVE POINT HOLDINGS, LLC

By:	/s/ Daniel Hedigan
Daniel Hedigan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kim Tobler
Kim Tobler
Chief Financial Officer, Treasurer and Vice President
(Principal Financial Officer and Principal Accounting Officer)

Date: October 20, 2023