Form 10-K
period 2023-12-31
Five Point Holdings, LLC
filed 2024-03-04
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was approximately $170.5 million.
As of February 29, 2024, 69,056,196 Class A common shares and 79,233,544 Class B common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

FIVE POINT HOLDINGS, LLC

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. This report may contain forward-looking statements regarding: our expectations of our future revenues, costs and financial performance; the impact of inflation and interest rates; future demographics and market conditions, including housing supply levels, in the areas where our communities are located; the outcome of pending litigation and its effect on our operations; the timing of our development activities; and the timing of future real estate purchases or sales, including anticipated deliveries of homesites and anticipated amenities in our communities.
We caution you that any forward-looking statements presented in this report are based on our current views and information currently available to us. Forward-looking statements are subject to risks, trends, uncertainties and factors that are beyond our control. We believe these risks and uncertainties include, but are not limited to, the following:
•uncertainties and risks related to public health issues such as a major epidemic or pandemic;
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
•“legacy interests” refers to membership interests in the Great Park Venture, which are currently held by the entities that owned the Great Park Venture immediately prior to the formation transactions, and entitle them to receive priority distributions from the Great Park Venture in an aggregate amount equal to $565 million ($547 million of which has been paid as of the date of this report);
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
FPL
Great Park Venture
Gateway Commercial Venture
Candlestick and The San Francisco Shipyard
Valencia
Great Park Neighborhoods
Five Point Gateway Campus

(1) Through a wholly owned subsidiary, we serve as sole managing general partner of the operating company, and as of December 31, 2023, we owned approximately 62.6% of the outstanding Class A units of the operating company. We conduct all of our businesses in or through the operating company, which owns, directly or indirectly, equity interests in, and controls the management of FPL, the San Francisco Venture and the management company. Class A units of the operating company that we do not own are held by affiliates of Lennar, Castlelake, and Mr. Haddad and can be exchanged on a one-for-one basis, at our option, for either Class A common shares or cash equal to the fair market value of such shares. Until Class A units of the operating company are exchanged or redeemed, the capital associated with Class A units of the operating company not held by us is presented within “noncontrolling interests” on our consolidated balance sheet. Based on the closing price of our Class A common shares on February 29, 2024 ($3.27), our market capitalization on a fully exchanged basis was approximately $485.0 million.
(2) The operating company owns all of the outstanding Class B units of the San Francisco Venture. The Class A units of the San Francisco Venture, which are owned by affiliates of Lennar and Castlelake, are intended to be economically equivalent to Class A units of the operating company. As the holder of all outstanding Class B units of the San Francisco Venture, the operating company is entitled to receive 99% of available cash from the San Francisco Venture after the holders of Class A units in the San Francisco Venture have received distributions equivalent to the distributions, if any, paid on Class A units of the operating company. Class A units of the San Francisco Venture can be exchanged, on a one-for-one basis, for Class A units of the operating company. Until exchanged or redeemed through the operating company, the capital associated with Class A units of the San Francisco Venture is presented within “noncontrolling interests” on our consolidated balance sheet.
(3) We hold our interest in FPL directly and indirectly through the operating company and the management company.
(4) Through a wholly owned subsidiary, the operating company owns a 37.5% percentage interest in the Great Park Venture. Holders of legacy interests in the Great Park Venture were entitled to receive priority distributions up to an aggregate amount of $565.0 million, of which $546.9 million has been distributed as of February 29, 2024. We are the administrative member of the Great Park Venture. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. We have two votes, and the other three voting members each have one vote, so we are unable to approve any major decision without the consent or approval of at least two of the other voting members. We do not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in our consolidated financial statements.
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
Our Communities
Valencia
Valencia is a mixed-use planned community in Los Angeles County that spans approximately 15,000 acres and can include up to approximately 21,500 homesites, approximately 11.5 million square feet of commercial space, approximately 50 miles of trails, approximately 275 acres of community parks and approximately 10,000 acres of protected open space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning.
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
In December 2019, we completed our first residential land sales in the first development area at Valencia. As of December 31, 2023, we had sold 2,595 homesites, and builders had sold 1,244 homes to homebuyers since home sales commenced in May 2021.
Candlestick and The San Francisco Shipyard
Candlestick and The San Francisco Shipyard, located on approximately 800 acres of bayfront property in the City of San Francisco, can include up to approximately 12,000 homesites, approximately 6.3 million square feet of commercial space, approximately 100,000 square feet of community space, artist studios and approximately 355 acres of parks and open space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning.
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
Great Park Neighborhoods
Great Park Neighborhoods, located in Irvine, California, is an approximately 2,100 acre mixed-use planned community that is being developed on the former site of the U.S. Marine Corp’s El Toro Air base (“El Toro Base”) in Orange County. Great Park Neighborhoods can include up to approximately 10,500 homesites (including up to 1,056 affordable homesites), approximately 4.9 million square feet of commercial space, approximately 61 acres of parks and approximately 138 acres of trails and open space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning.
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
The first homesites at the Great Park Neighborhoods were sold in April 2013, and as of December 31, 2023, the Great Park Venture had sold 8,124 homesites (including 853 affordable homesites) and 153 acres of commercial land, including the Five Point Gateway Campus, allowing for development of up to approximately 3.5 million square feet of commercial office and research and development space. As of December 31, 2023, builder sales totaled 6,376 market rate homes at the Great Park Neighborhoods (including 38 homes under a fee build arrangement). The Great Park Venture reacquired the development rights equivalent to approximately one million square feet that had been previously sold with the Five Point Gateway Campus. For additional information about the Five Point Gateway Campus commercial land sale, see “—Commercial” below.
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
Other Properties
We own approximately 16,000 acres adjacent to our Valencia community in Ventura County that are primarily used for agriculture and energy operations. We also own remnant commercial, residential and open space land in Los Angeles County that is planned to be sold or deeded to third parties as we develop our Valencia community.
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

We believe that diversity within our employee base helps us to incorporate a wide range of perspectives into the development of our communities. We feel that the many cultures that live in our communities reflect the diverse mix of our associates. At December 31, 2023, women constituted approximately 46% of our workforce, and ethnic and racial minorities constituted approximately 45% of our workforce.
We have designed our compensation and benefits programs to attract, retain and engage talented individuals. Our associates are eligible for medical, dental and vision insurance, a 401(k) plan with matching contributions, health savings and flexible spending accounts, paid time off, life and disability insurance, various wellness programs, paid parental leave and employee assistance programs. In order to support the mental health and wellness of our associates, we also offer programming on self-care, nutrition, and financial well-being. We also conduct annual performance reviews for all associates. The compensation committee of our board of directors annually reviews the terms of our benefits programs made available to our associates.
We are dedicated to supporting and engaging with our communities through charitable donations, community outreach programs and the development of public schools, parks and other amenities. In addition to charitable initiatives of the company, we encourage and provide the flexibility to allow our associates to pursue outside interests and to make a difference in their local communities.
At December 31, 2023, we had approximately 90 employees, all of whom were working full-time.
Information about our Executive Officers
The following individuals are our executive officers:

Name	Age	Position
Daniel Hedigan	70	Chief Executive Officer
Michael Alvarado	58	Chief Operating Officer, Chief Legal Officer, Vice President and Secretary
Greg McWilliams	72	Chief Policy Officer
Kim Tobler	64	Chief Financial Officer, Treasurer and Vice President
Daniel Hedigan.    Mr. Hedigan has been our Chief Executive Officer since February 2022. Prior to his appointment, Mr. Hedigan served as President of Land Sales and Home Building for the Irvine Company from 2013 to 2021, where he oversaw the design, building and sales of new homes in the master-planned villages of the Irvine Ranch in Orange County, California.
Michael Alvarado.    Mr. Alvarado was appointed our Chief Operating Officer in February 2024 and has been our Chief Legal Officer, Vice President and Secretary since May 2016. From 2011 until May 2016, Mr. Alvarado served as General Counsel for the management company. Prior to joining the management company, Mr. Alvarado spent nearly 20 years at Allen Matkins Leck Gamble Mallory & Natsis LLP, a California-based law firm.
Greg McWilliams.    Mr. McWilliams has been our Chief Policy Officer since March 2018. From May 2016 until his appointment as Chief Policy Officer, Mr. McWilliams served as our Regional President-Southern California. From 2004 until May 2016, Mr. McWilliams was President of Newhall Land & Farming.
Kim Tobler.    Mr. Tobler was appointed our Chief Financial Officer in September 2023. Mr. Tobler joined us in 2016, and prior to his appointment as Chief Financial Officer, he most recently served as our Vice President – Treasury and Tax. He was a tax partner at Ernst & Young LLP from 2008 to 2016, and from 2003 to 2008, he worked at the Irvine Company as Senior Vice President – Finance and Reporting.
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
In addition, historically, California has been subject to natural disasters, including earthquakes, droughts, floods, wildfires and severe weather, and coastal locations may be particularly susceptible to climate stress events or adverse localized effects of climate change, such as sea-level rise and increased storm frequency or intensity. We therefore have greater exposure to the risks of natural disasters, which can lead to power shortages, shortages of labor and materials, increased costs, and delays in development. The occurrence of natural disasters may also negatively impact the availability of homeowners insurance and the demand for new homes in affected areas. If our insurance does not fully cover losses resulting from these events, our financial condition and results of operations could be adversely affected. Additionally, if drought conditions occur within California, state and local authorities could enact restrictions or moratoriums on building permits and access to utilities, such as water and sewer taps, which could delay or prevent our construction activities, as well as the construction of homes and commercial buildings, even when we have obtained water rights for our communities.
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
Inflation can adversely affect us by increasing costs of materials and labor. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on demand for homes and the cost of debt financing. In a highly inflationary environment, depending on industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. For example, we have been experiencing increases in the prices of labor and materials across all of our communities, which may adversely affect our financial condition and results of operations. While inflation moderated somewhat in the latter half of 2023, interest rates and mortgage rates remain elevated relative to recent rate levels, which can decrease demand by homebuyers for new homes and soften demand by our guest builders for home sites.
Our business could be materially and adversely affected by an epidemic or pandemic, or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.
The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. Federal, state and local governments and private entities in impacted regions may take actions in an effort to slow the spread of such contagious diseases, including quarantines, restrictions on travel, stay-at-home orders, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, which could adversely affect our ability to operate our business. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence and consumer confidence, and our business could be negatively impacted by disruptions related to any such contagious disease. In addition, these risks and uncertainties may also have the effect of heightening many of the other risks described in this section.
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
We are a holding company and our only investment is our interest in the operating company. The operating company conducts all of our operations and owns all of our assets. As a result, our cash flow depends upon the cash flow of the operating company and its ability to provide funds to us in the form of distributions, loans or otherwise. The distributions that we receive from the operating company are based on our ownership interest in it, which was 62.6%, as of December 31, 2023. The operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to the operating company’s partners, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of the operating company. Under the terms of the limited partnership agreement for the operating company, the operating company is obligated to make tax distributions to its partners, including us, subject to the restrictions described below. These tax distributions are generally made on a pro-rata basis. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the tax receivable agreement (“TRA”), which we expect could be significant.
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
As of December 31, 2023, Lennar owned Class A common shares and Class B common shares representing approximately 39% of our outstanding voting interests. One of our directors is the Executive Chairman of Lennar. Lennar is one of the nation’s largest homebuilders and has in the past purchased properties from us. In the future, we expect that we will sell additional properties to Lennar. Transactions between Lennar and us must be approved by our conflicts committee. Our conflicts committee also reviews transactions between the Great Park Venture and Lennar, which are ultimately subject to approval by a majority of the members of the Great Park Venture (excluding us). Nonetheless, Lennar’s relationship with us could give it an advantage in bidding for properties that we own.

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
Holders of our Class A common shares and our Class B common shares vote together as a single class on all matters (including the election of directors) submitted to a vote of shareholders, with a share of each class entitling the holder to one vote. As of December 31, 2023, Lennar and Castlelake and their respective affiliates beneficially owned, in the aggregate, Class A common shares and Class B common shares representing approximately 39% and 17%, respectively, of the voting power of our outstanding common shares. As a result, if these shareholders act together (which they have not agreed to do), they and their affiliates are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third-party from acquiring control of us. These transactions may include those that other shareholders deem to be in their best interests and in which those other shareholders might otherwise receive a premium for their shares over their current prices.
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
Due to the various factors that will affect the amount and timing of the tax benefits we will receive, it is not possible to determine the exact amount of payments that will be made under the TRA. If the TRA had been terminated on December 31, 2023, we estimate that the termination payment would have been approximately $106.7 million, assuming no material changes to the relevant tax law, that the aggregate value of our properties is equal to the value implied by such per share price and that SOFR is 4.8%. However, this is merely an estimate, and the actual payments made under the TRA in the event that it is terminated or otherwise could be significantly greater.
In certain circumstances, payments under the tax receivable agreement could exceed the actual tax benefits we realize.
The TRA provides that, upon a merger, asset sale or other form of business combination or certain other changes of control or if, at any time, we materially breach any of our obligations under the TRA or elect an early termination, our (or our successor’s) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control, early termination or breach) will be based on certain assumptions, including that (1) we will have sufficient taxable income to fully utilize the increased tax deductions and other benefits anticipated by the TRA, (2) all of our properties will be disposed of ratably over the period ending on the fifteenth anniversary of the date of the TRA for fair market value and (3) any Class A units of the operating company or any class A units of the San Francisco Venture that have not been exchanged will be deemed exchanged for the market value of our Class A common shares at the time of such change of control, early termination or breach. Consequently, it is possible in these circumstances that the actual cash tax savings realized by us may be significantly less than the corresponding TRA payments.

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
As of December 31, 2023, we had approximately $625.0 million of total indebtedness of our 7.875% senior notes due 2025. We also had $125.0 million available to be borrowed under our revolving credit facility as of December 31, 2023. In January 2024, we exchanged $623.5 million of our existing 7.875% senior notes due November 2025 for $100.0 million in cash and $523.5 million in new 10.500% initial rate senior notes due January 2028. Our indebtedness could subject us to many risks that, if realized, would adversely affect us, including the following:
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
We may decide to increase leverage to execute our development plan. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. Although the indenture relating to our senior notes due 2028 limits our ability to incur additional indebtedness, our operating agreement does not limit the amount of debt we may incur, and our board of directors may change our target debt levels at any time without the approval of our shareholders. We may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.

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
Our ability to make scheduled payments on or refinance our debt obligations, including our senior notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Until such time as we can service our indebtedness with cash flow from operations, we intend to service our indebtedness, including interest on our senior notes and the revolving credit facility, from cash on hand.
If our cash flows, cash on hand and other capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing the revolving credit facility and the indenture relating to the senior notes due 2028 restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise indebtedness or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.
If we cannot make scheduled payments on our indebtedness, we will be in default and holders of our senior notes could declare all outstanding principal and interest to be due and payable, the lenders under the revolving credit facility could terminate their commitments to loan money, other indebtedness could be accelerated and we could be forced into bankruptcy or liquidation.
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
As of December 31, 2023, we had outstanding 69,199,938 Class A common shares. In addition, 79,257,314 Class A common shares are reserved for issuance upon exchange of Class A units of the operating company (including 37,870,273 Class A units of the operating company issuable upon exchange of Class A units of the San Francisco Venture) and conversion of our Class B common shares.
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
We have an effective shelf registration statement on Form S-3 under which we registered with the SEC the resale of Class A common shares held by certain of our existing shareholders and the Class A common shares that we may issue in exchange for Class A units of the operating company or Class A units of the San Francisco Venture. We are required to use our reasonable efforts to keep the Form S-3 registration statement (or a successor registration statement) effective until there are no longer any registrable securities other than Class A common shares that can be sold under Rule 144 without any limitation as to volume or manner of sale. In addition, 7,582,152 Class A common shares were available for future issuance under our incentive award plan as of December 31, 2023.
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
In addition, we use our information technology systems to protect confidential or sensitive employee and company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release or loss of employee or other confidential or sensitive data could have a material adverse effect on our business. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. If we fail, or are perceived to have failed, to properly respond to security breaches of our or third-party’s information technology systems or fail to properly respond to consumer requests under applicable privacy laws, we could experience reputational damage, an increase in our costs and exposure to additional material legal claims and liability. As a result, our operations and financial results and our share price could be adversely affected.
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
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 1C.    Cybersecurity
Risk Management and Strategy
We understand the importance of identifying and managing cybersecurity risks that could materially disrupt our business operations. We rely on information technology systems to conduct important operational activities and to maintain business and employee records and financial data. Disruption of these systems could adversely impact our ability to conduct business activities.
We have implemented a cybersecurity risk management program intended to protect the security and availability of our critical systems and information. Our program incorporates certain guiding principles from the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our program includes a cybersecurity incident response plan that consists of incident identification, classification, investigation and diagnosis, response, and recovery.
Our process for managing cybersecurity risk is a collaborative effort that includes key members of our information technology, legal, and finance departments, as well as internal audit and third-party cybersecurity firms. Our cybersecurity program takes into consideration the identification of critical data assets, information technology systems, third party service providers, and business processes that may be susceptible to cybersecurity threats. Potential technology vendor relationships are vetted based on the nature of services or technology being provided, and we continue to evaluate these relationships to determine the ongoing necessity of the services and the vendor’s risk management posture.
As part of our cybersecurity program, we have implemented various strategies and processes to manage cybersecurity risks, which include:
•providing training and guidance to our employees on cybersecurity threats and emerging trends, including phishing simulations to increase awareness of potential critical security threats;
•obtaining independent and objective assessments by our internal audit department;

•annual review of Service Organization Controls (“SOC”) reports from our critical third-party vendors based upon a determination of their relative importance and risk level;
•implementing preventative and detective security tools; and
•using both internal resources and third-party security firms to provide ongoing monitoring of both internal systems as well as activity within third-party environments.
We also maintain insurance coverage for cybersecurity incidents. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We describe the risks from cybersecurity threats that could affect our operations and financial results under the heading “Cyber-attacks or acts of cyber-terrorism could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive employee or company information.” included as part of our Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.
Governance
Our board of directors has designated the audit committee to oversee our exposure to risk, including risks related to cybersecurity threats, and the steps management has taken to monitor and control such risks. The audit committee receives periodic updates from our Vice President – Information Systems on our cybersecurity program and potential material cybersecurity threats. The audit committee is regularly informed about (1) the results of independent and objective assessments of key components of our cybersecurity program as reported by our internal audit department and (2) material risks that could impact our operations or financial condition and the measures implemented to adequately mitigate relevant risks. The audit committee regularly reports to our board of directors regarding its activities, including those related to cybersecurity risk oversight, and members of our board of directors periodically discuss cybersecurity matters with members of management.
We have established a security committee, which contains management representation from our information technology, legal, and finance groups. The security committee includes our Vice President – Information Systems, who has more than 15 years of experience in the following information technology areas: compliance, security, auditing, vendor management, and systems and network operations. The security committee oversees our cybersecurity incident response plan and is responsible for assessing and managing cybersecurity threats and evaluating the potential impact of such threats on our business strategy, results of operations, and overall financial condition. The security committee supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology systems environment. Our Vice President - Information Systems is responsible for proposing strategies and tactics to mitigate cybersecurity threats, which are subject to review and approval by the security committee.
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
As of February 29, 2024, there were 50 and 8 holders of record of our Class A and Class B common shares, respectively.
Our board of directors may, from time to time, in its sole discretion, authorize our company to repurchase our outstanding shares. There were no repurchases of our shares during the year ended December 31, 2023.
Performance Graph
The following graph compares the cumulative total return of our Class A common shares with the S&P 500 and the S&P Homebuilders Select Industry Index from December 31, 2018 through December 31, 2023. The graph assumes $100 was invested at the market close on December 31, 2018 in our Class A common shares, the S&P 500 and the S&P Homebuilders Select Industry Index, and the reinvestment of all dividends.
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
During the year ended December 31, 2023, no redemption notices were received from Class A Unit Holders.
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
Overview
Our Company
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of December 31, 2023, approximately 62.6% of the operating company. The operating company directly or indirectly owns equity interests in:
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
Operational Highlights and Outlook
In 2023, we continued to focus on three main priorities: generating revenue and positive cash flow, managing our capital spend to match near-term revenue opportunities, and controlling our selling, general and administrative (“SG&A”) costs. Our execution on these priorities allowed us to have a strong year, notwithstanding the challenging economic environment. In 2023, California’s housing dynamics remained favorable for new home sales, driven in part by California’s housing shortage and compounded by production constraints created by the limited availability of land, labor and materials. Based in part on these continuing dynamics, we believe that we will see strong demand in 2024 for our land from the homebuilders in our markets. We are also cautiously optimistic that improvement in the capital markets will allow for commercial land demand to rebound potentially in the latter half of 2024.
At Valencia, we closed the sale of 729 homesites on approximately 72 acres for an aggregate purchase price of $162.4 million in 2023. With a focus on managing capital spend to optimize the timing and amount of spending in relation to anticipated revenues, we were able to work with our homebuilder partners to shift some of the final land development costs to the builder, and we adjusted our sales pricing accordingly. We will continue to look to minimize our capital spend between revenue opportunities. Valencia guest homebuilders sold 297 homes during 2023, for a total of 1,244 homes sold since sales began in May 2021. By the end of 2023, 12 of our initial 18 neighborhoods had sold out, and our guest homebuilders had also opened three additional neighborhoods at our newest development area. Homes in these neighborhoods consist of a wide mix of attached and detached single family homes that are attracting first time buyers along with trade-up buyers.
At the Great Park Neighborhoods, in which we have a 37.5% percentage interest and manage all aspects of the development cycle, the Great Park Venture recognized land sale revenue of $532.0 million from the sale of 38 acres of commercial land and 798 homesites on approximately 84 acres of land. For the homesite sales, the Great Park Venture recognized $357.8 million in revenue, consisting of $214.7 million paid at closing, plus $143.1 million of additional revenue representing estimated variable consideration from future price participation payments expected to be received when homes are sold to homebuyers. The Great Park Venture made distributions and related participating payments with proceeds from the land sales, of which we received approximately $195.8 million for both our ownership interests and incentive management fee compensation. Home sales by guest homebuilders totaled 628 homes in 2023, with very limited inventory available at the end of the year. Our next neighborhood, Luna Park, is comprised of 798 homes across 13 builder collections and is expected to open in phases from March 2024 through December 2024.
At December 31, 2023, we had $353.8 million in cash and $125.0 million available under our revolving credit facility, giving us total liquidity of $478.8 million. In January 2024, we utilized a portion of our cash in completing a senior notes exchange transaction in which we exchanged $623.5 million of our existing 7.875% senior notes due November 2025 for $100.0 million in cash and $523.5 million in new 10.500% initial rate senior notes due January 2028. The new senior notes due January 2028 will accrue interest at a rate of 10.500% until November 2025, at a rate of 11.000% from November 2025 to November 2026, and at a rate of 12.000% from November 2026 through the maturity date.
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
Results of Operations
The following tables and related discussions on the results of operations are for the fiscal years ended December 31, 2023 and 2022. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2022 for financial data and related comparative discussions on results of operations for the fiscal years ended December 31, 2022 and 2021, which is incorporated herein by reference.

The Company
The following table summarizes our consolidated historical results of operations for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(in thousands)
Statement of Operations Data
REVENUES:
Land sales	$160,796	$913
Land sales—related party	595	7,512
Management services—related party	47,621	31,433
Operating properties	2,720	2,836
Total revenues	211,732	42,694
COSTS AND EXPENSES:
Land sales	105,651	(996)
Management services	22,170	20,261
Operating properties	6,167	8,230
Selling, general, and administrative	51,495	54,591
Restructuring	—	19,437
Total costs and expenses	185,483	101,523
OTHER INCOME (EXPENSE):
Interest income	7,230	826
Miscellaneous	(776)	245
Total other income	6,454	1,071
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	76,595	21,513
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	109,298	(36,245)
INCOME TAX BENEFIT	4,418	1,471
NET INCOME (LOSS)	113,716	(34,774)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	58,322	(19,371)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$55,394	$(15,403)
Revenues. Revenues increased by $169.0 million, to $211.7 million for the year ended December 31, 2023, from $42.7 million for the year ended December 31, 2022. The increase in revenues was primarily due to land sales at our Valencia segment in 2023 compared to no land sales in 2022 and an increase in management services revenue at our Great Park segment in 2023.
Cost of land sales. The cost of land sales for the year ended December 31, 2023 was attributable to land sales at our Valencia segment.
Cost of management services. Cost of management services increased by $1.9 million, or 9.4%, to $22.2 million for the year ended December 31, 2023, from $20.3 million for the year ended December 31, 2022. The increase was primarily due to an increase in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. SG&A expenses decreased by $3.1 million, or 5.7%, to $51.5 million for the year ended December 31, 2023, from $54.6 million for the year ended December 31, 2022. The decrease was mainly attributable to a decrease in employee related and selling and marketing expenses.

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
Equity in earnings from unconsolidated entities increased by $55.1 million, to $76.6 million for the year ended December 31, 2023, from $21.5 million for the year ended December 31, 2022. Equity in earnings for the years ended December 31, 2023 and 2022 was primarily a result of recognizing our share of the net income of the Great Park Venture generated from land sales in 2023 and land and home sales in 2022.
Income taxes. All operations are carried on through our subsidiaries, the majority of which are pass-through entities that are generally not subject to federal or state income taxation, as all of the taxable income, gains, losses, deductions, and credits are passed through to the partners, including the partners of the operating company and the San Francisco Venture. We are responsible for income taxes on our allocable share of the operating company's income or gain. Pre-tax income of $109.3 million for the year ended December 31, 2023 resulted in a tax benefit of $4.4 million. The tax benefit was primarily the result of the increase in net deferred tax assets exceeding the net increase in deferred tax liabilities including the $17.6 million release of our valuation allowance. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at December 31, 2023, it was more likely than not that such net deferred tax assets would be fully realized, and our valuation allowance was released. Pre-tax loss of $36.2 million for the year ended December 31, 2022 resulted in a tax benefit of $1.5 million. The tax benefit was primarily the result of the increase in net deferred tax assets exceeding the net increase in deferred tax liabilities after changes in our valuation allowance. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at December 31, 2022, it was more likely than not that such net deferred tax assets would not be fully realized. Our effective tax rate for the year ended December 31, 2023 decreased from the year ended December 31, 2022 due to the release of the valuation allowance in the current period, net of changes in permanent differences, including executive compensation subject to limitations.
Net income (loss) attributable to noncontrolling interests. Until exchanged for our Class A common shares or, at our election, cash, noncontrolling interests represent interests held by other partners in the operating company and other members of the San Francisco Venture. Net income or loss attributable to the noncontrolling interests on the consolidated statement of operations represents the portion of earnings or losses attributable to the interests in our subsidiaries held by the noncontrolling interests.

Segment Results and Financial Information
The following tables reconcile the results of operations of our segments to our consolidated results for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31, 2023
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$160,796	$—	$538,612	$—	$699,408	$—	$699,408	$(538,612)	$160,796
Land sales—related party	595	—	16,213	—	16,808	—	16,808	(16,213)	595
Management services—related party(2)	—	—	47,190	431	47,621	—	47,621	—	47,621
Operating properties	2,066	654	—	8,482	11,202	—	11,202	(8,482)	2,720
Total revenues	163,457	654	602,015	8,913	775,039	—	775,039	(563,307)	211,732
COSTS AND EXPENSES:
Land sales	105,651	—	237,148	—	342,799	—	342,799	(237,148)	105,651
Home sales	—	—	161	—	161	—	161	(161)	—
Management services(2)	—	—	22,170	—	22,170	—	22,170	—	22,170
Operating properties	6,167	—	—	3,488	9,655	—	9,655	(3,488)	6,167
Selling, general, and administrative	11,577	3,989	10,927	6,406	32,899	35,929	68,828	(17,333)	51,495
Management fees—related party	—	—	65,395	—	65,395	—	65,395	(65,395)	—
Total costs and expenses	123,395	3,989	335,801	9,894	473,079	35,929	509,008	(323,525)	185,483
OTHER INCOME (EXPENSE):
Interest income	—	22	7,490	58	7,570	7,208	14,778	(7,548)	7,230
Interest expense	—	—	—	(2,531)	(2,531)	—	(2,531)	2,531	—
Miscellaneous	1,012	—	—	—	1,012	(1,788)	(776)	—	(776)
Total other income (expense)	1,012	22	7,490	(2,473)	6,051	5,420	11,471	(5,017)	6,454
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	562	—	1,926	—	2,488	—	2,488	74,107	76,595
SEGMENT PROFIT (LOSS)/INCOME BEFORE INCOME TAX BENEFIT	41,636	(3,313)	275,630	(3,454)	310,499	(30,509)	279,990	(170,692)	109,298
INCOME TAX BENEFIT	—	—	—	—	—	4,418	4,418	—	4,418
SEGMENT PROFIT (LOSS)/NET INCOME	$41,636	$(3,313)	$275,630	$(3,454)	$310,499	$(26,091)	$284,408	$(170,692)	$113,716
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
Valencia Segment
Our Valencia property consists of approximately 15,000 acres in northern Los Angeles County and can include up to approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The current communities under development in Valencia complement the neighboring communities that were previously developed by us. We began selling homesites in the first development area at Valencia in 2019, and as of December 31, 2023 we had sold 2,595 homesites for aggregate consideration of approximately $583.7 million. Homebuilders sold 297 homes at Valencia during the year ended December 31, 2023 and have sold a total of 1,244 homes since home sales began in May 2021.
Land sales and related party land sales revenues. Total land sales revenues increased by $153.0 million to $161.4 million for the year ended December 31, 2023, from $8.4 million for the year ended December 31, 2022. The increase in total land sales revenues was attributable to the recognition of revenue from the sale of land entitled for an aggregate of 729 homesites on approximately 72 acres during the year ended December 31, 2023 compared to no land sales during the year ended December 31, 2022. The aggregate base purchase price was $162.4 million for the 2023 sales. In 2023, 583 of the homesites were sold to an unaffiliated land banking entity whereby a related party retained the option to acquire the homesites in the future from the land bank entity.
Cost of land sales. Cost of land sales during the year ended December 31, 2023 was $105.7 million, compared to a credit of $1.0 million to cost of land sales during year ended December 31, 2022. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Selling, general, and administrative. SG&A expenses decreased by $2.0 million, or 14.9%, to $11.6 million for the year ended December 31, 2023, from $13.6 million for the year ended December 31, 2022. The decrease was mainly attributable to a decrease in community related selling and marketing expenses and a decrease in employee related expenses.
Equity in earnings from unconsolidated entity. Equity in earnings from the Valencia Landbank Venture of $0.6 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively, was primarily a result of recognition of our pro-rata share of profits from land sold by the Valencia Landbank Venture to third-party homebuilders.
San Francisco Segment
Located almost equidistant between downtown San Francisco and the San Francisco International Airport, Candlestick and The San Francisco Shipyard consist of approximately 800 acres of bayfront property in the City of San Francisco. Candlestick and The San Francisco Shipyard can include up to approximately 12,000 homesites and approximately 6.3 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning.
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
Great Park Neighborhoods consists of approximately 2,100 acres in Orange County and is being built around the approximately 1,300 acre Orange County Great Park, a metropolitan public park that is under construction. Great Park Neighborhoods can include up to approximately 10,500 homesites and approximately 4.9 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning.
The Great Park Venture sold the first homesites in April 2013 and, as of December 31, 2023, had sold 8,124 homesites (including 853 affordable homesites) and 153 acres of commercial land, including the Five Point Gateway Campus, allowing for development of up to approximately 3.5 million square feet of commercial office and research and development space for aggregate consideration of approximately $3.8 billion.
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions. The holders of percentage interests are entitled to all other distributions. During the year ended December 31, 2023, the Great Park Venture made aggregate distributions of $48.2 million to holders of legacy interests and $411.2 million to holders of percentage interests. The Company received $154.2 million for its 37.5% percentage interest. As of December 31, 2021, the Great Park Venture had fully satisfied the $476.0 million priority distribution rights, and the remaining maximum participating legacy interest distribution rights at December 31, 2023 were $18.1 million. The remaining $18.1 million legacy interest will be paid on a pro-rata basis, with approximately 10% of future distributions paid to the holders of legacy interests and approximately 90% of such distributions paid to the holders of the percentage interests, until such time as the remaining balance has been fully paid.
Land sales and related party land sales revenues. Land sales and related party land sales revenues increased by $271.4 million to $554.8 million for the year ended December 31, 2023, from $283.4 million for the year ended December 31, 2022. In 2023, the Great Park Venture closed 38 acres of commercial land and land entitled for an aggregate of 798 homesites on approximately 84 acres. In 2022, the Great Park Venture sold approximately 42 acres of commercial land and land entitled for an aggregate of 61 homesites on approximately three acres.
Revenue recognized of $357.8 million for the 2023 homesite land sales consisted of $214.7 million paid at closing, plus $143.1 million in estimated variable consideration from future price participation payments expected to be received when homes are sold to homebuyers. The 798 homesites were sold to an unaffiliated land banking entity whereby a related party retained the option to acquire the homesites in the future from the land bank entity. The aggregate purchase price was $174.2 million for the 2023 commercial land sales.
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
During the years ended December 31, 2023 and 2022, revenues also included changes in estimates of variable consideration, including profit participation, from those amounts previously recorded by the Great Park Venture. During the years ended December 31, 2023 and 2022, the Great Park Venture recognized $21.0 million and $19.6 million in profit participation revenue, respectively.
Cost of land sales. Cost of land sales during the years ended December 31, 2023 and 2022 were $237.1 million and $155.7 million, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Home sale revenues. The Great Park Venture had a fee build agreement with an unrelated third-party (“Fee Builder”) that the Great Park Venture contracted to build and act as a sales agent for 38 homesites within the Great Park Neighborhoods. The Fee Builder initially incurred all costs to build, market and sell the residential homes, and the Great Park Venture reimbursed the Fee Builder as construction progressed and paid the Fee Builder certain fees during the construction phase of the homes and when homes were sold to homebuyers. All homes subject to the fee build agreement had been sold and closed escrow as of December 31, 2022. During the year ended December 31, 2022, the Great Park Venture closed the sales of 22 homes to homebuyers generating $40.5 million in home sale revenues.

Cost of home sales. Cost of home sales includes an allocation of land basis for each home sold in addition to home construction costs the Great Park Venture reimbursed to the Fee Builder and fees paid to the Fee Builder for the services provided. During the year ended December 31, 2022, the Great Park Venture recognized $29.7 million in cost of home sales.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. Previously, the management company received a fixed base fee, reimbursement for certain variable costs and the right to receive certain variable incentive compensation. The initial term of our development management agreement with the Great Park Venture expired on December 31, 2021 but had been extended by mutual agreement of the parties through December 31, 2022 (the “2022 extension”) and further renewed by mutual agreement of the parties through December 31, 2024. In connection with the 2022 extension of the development management agreement, the variable cost reimbursement component was eliminated and the annual fixed base fee was increased to $12.0 million for 2022. For the year ended December 31, 2023, we recognized $12.0 million in revenues attributable to the revised base fee, and as a result of changes in estimates of the amount of variable incentive compensation, we recognized $35.2 million in additional revenue. For the year ended December 31, 2022, we recognized $12.0 million in revenues attributable to the revised base fee, and as a result of changes in estimates of the amount of variable incentive compensation, we recognized $19.0 million in additional revenue.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture. Corporate and non-project team salaries and overhead incurred by us are not allocated to management services costs and expenses or to our reportable segments and are reported in SG&A costs in the consolidated statement of operations. During the year ended December 31, 2023, management services costs and expenses increased by $1.9 million, or 9.4%, to $22.2 million, from $20.3 million for the year ended December 31, 2022. The increase was mainly attributable to an increase in intangible asset amortization expense recognized, partially offset by a decrease in employee related project team expenses during the year ended December 31, 2023.
Selling, general, and administrative. SG&A expenses are comprised of the Great Park Venture’s marketing related costs, property maintenance expenses and other administrative costs. SG&A costs decreased by $7.2 million, or 39.7%, to $10.9 million for the year ended December 31, 2023, from $18.1 million for the year ended December 31, 2022. The lower expense during the year ended December 31, 2023 was mainly attributable to a decrease in marketing expenses and property maintenance expenses and the elimination of the variable cost reimbursement component under the development management agreement that became effective in the second quarter of 2022. Prior to the 2022 extension, project team and certain other administrative costs that were reimbursed to the management company were included in SG&A costs.
Management fees—related party. Management fees increased by $12.1 million, to $65.4 million for the year ended December 31, 2023, from $53.3 million for the year ended December 31, 2022. Management fees incurred by the Great Park Venture were comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid as a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to an increased estimate of the amount of incentive compensation fees probable of being paid. The Great Park Venture recognized expense of $53.4 million and $44.0 million for incentive compensation fees during the years ended December 31, 2023 and 2022, respectively.
The table below reconciles the Great Park segment results for the years ended December 31, 2023 and 2022 to the equity in earnings from our investment in the Great Park Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2023	2022
	(in thousands)
Segment profit from operations	$275,630	$79,708
Less net income of management company attributed to the Great Park segment	25,020	10,754
Net income of Great Park Venture	250,610	68,954
The Company’s share of net income of the Great Park Venture	93,979	25,858
Basis difference amortization, net	(15,032)	(5,414)
Equity in earnings from Great Park Venture	$78,947	$20,444

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
The table below reconciles the Commercial segment results for the years ended December 31, 2023 and 2022 to the equity in loss from our investment in the Gateway Commercial Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2023	2022
	(in thousands)
Segment (loss) profit from operations	$(3,454)	$249
Less net income of management company attributed to the Commercial segment	431	418
Net loss of Gateway Commercial Venture	(3,885)	(169)
Equity in loss from Gateway Commercial Venture	$(2,914)	$(127)
Liquidity and Capital Resources
At December 31, 2023, we had $353.8 million of consolidated cash and cash equivalents, compared to $131.8 million at December 31, 2022. As of December 31, 2023, no funds had been drawn on and no letters of credit were outstanding on the operating company’s $125.0 million revolving credit facility.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. In January 2024, we exchanged $623.5 million of our existing 7.875% senior notes due November 2025 for $100.0 million in cash and $523.5 million in new 10.500% initial rate senior notes due January 2028. The new senior notes due January 2028 will accrue interest at a rate of 11.000% starting in November 2025 and at a rate of 12.000% starting from November 2026 through the maturity date. In 2024, we will make aggregate interest payments of $54.1 million on our existing and new senior notes, and $46.1 million in principal payments that were deferred from 2023 and are due under our related party reimbursement obligation. Reimbursement payments may be deferred when our related party receives an extension on the maturity date of the associated EB-5 loan liability. Our related party has a history of receiving maturity date extensions, however, such further extensions are not within our control and there can be no assurance that any such extensions will be obtained in the future.
The development stages of our communities continue to require significant cash outlays on both a short-term and long-term basis, and we expect to invest significant amounts on continued horizontal development at Valencia over the next 12 months. We manage our development activities and expenditures to coincide with projected demand for our residential and commercial land with the objective of maintaining an appropriate level of liquidity. We expect to meet our cash requirements for at least the next 12 months with available cash, distributions from our unconsolidated entities, collection of management fees under our development management agreement with the Great Park Venture, proceeds from land sales, reimbursements from public financing in Valencia and access to financing sources, including our revolving credit facility.
Our long-term cash needs relate primarily to future horizontal development expenditures and investments in or vertical construction costs for properties that we may acquire or develop for an income-producing portfolio, along with debt service and general and administrative expenses. We budget our cash development costs on an annual basis. Budgeted amounts are subject to change due to delays or accelerations in construction or regulatory approvals, changes in inflation rates and other increases (or decreases) in costs. We may also modify our development plans or change the sequencing of our communities in response to changing economic conditions, consumer preferences and other factors, which could have a material impact on the timing and amount of our development costs. Budgeted amounts are expected to be funded through a combination of available cash, cash flows from our communities and reimbursements from public financing, including community facilities districts, tax increment financing and local, state and federal grants. Cash flows from our communities may occur in uneven patterns as cash is primarily generated by land sales and reimbursements, which can occur at various points over the life cycle of our communities.
We currently expect to have sufficient capital to fund the horizontal development of our communities in accordance with our development plan for several years. The level of capital expenditures in any given year may vary due to, among other things, the number of communities or neighborhoods under development and the number of planned deliveries, which may vary based on market conditions. We may seek to raise additional capital by accessing the debt or equity capital markets or with one or more revolving or term loan facilities or other public or private financing alternatives, including entering into joint ventures. These financings may not be available on attractive terms, or at all.
We are a party to a tax receivable agreement (“TRA”) with current and former holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of (a) increases in tax basis that are attributable to exchanges of Class A units of the operating company for our Class A common shares or cash or certain other taxable acquisitions of equity interests by us, (b) allocations that result from the application of the principles of Section 704(c) of the Code and (c) tax benefits related to imputed interest or guaranteed payments deemed to be paid or incurred by us as a result of the TRA. We expect the TRA payments to be substantial, however, the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax. As of December 31, 2023, there were no amounts currently payable under the TRA and based on current projections, we do not expect to make any payments for the next several years.
We are committed under various performance bonds and letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of the entitlement and development process.
We had outstanding performance bonds of $306.9 million as of December 31, 2023 predominantly related to our Valencia community.
At December 31, 2023, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Outstanding LOCs totaled $1.0 million at each of December 31, 2023 and 2022. At both December 31, 2023 and 2022, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of December 31, 2023, no capacity under the revolving credit facility was used to support LOCs.
In 2004, our defined benefit pension plan was amended to cease future benefit accruals for services provided by participants of the plan and to close the plan to new participants. We do not anticipate making material contributions to our pension plan over the next twelve months. We believe the pension plan is currently appropriately funded, however, declines in the value of the plan’s assets could result in increased funding requirements in the long-term.
The following table aggregates certain of our material cash obligations and commitments as of December 31, 2023:

	Payment due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes payable (1)	$625,000	$100,000	$1,500	$523,500	$—
Interest commitment on senior notes (1)	240,049	54,091	112,669	73,289	—
Operating lease obligations	15,251	2,548	5,933	6,291	479
Water purchase agreement (2)	29,749	1,447	3,037	3,237	22,028
Related party reimbursement obligation (3)	60,810	47,997	12,813	—	—
Total	$970,859	$206,083	$135,952	$606,317	$22,507
(1)In January 2024, we exchanged $623.5 million of our existing 7.875% senior notes due November 2025 for $100.0 million in cash and $523.5 million in new 10.500% initial rate senior notes due January 2028. The new senior notes due January 2028 will accrue interest at a rate of 11.000% starting in November 2025 and at a rate of 12.000% starting from November 2026 through the maturity date. The table above reflects our material cash obligations and commitments after giving effect to the January 2024 exchange.
(2)We are subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for our exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term.
(3)Prior to our acquisition of the San Francisco Venture, certain subsidiaries of the San Francisco Venture entered into EB-5 loan agreements with lenders that are authorized by the United States Citizenship and Immigration Services to raise capital from foreign nationals who seek to obtain permanent residency in the United States. Prior to our acquisition, related parties assumed the EB-5 loan liabilities, and the San Francisco Venture entered into reimbursement agreements pursuant to which it agreed to reimburse the related parties for a portion of the EB-5 loan liabilities and related interest. The amounts set forth in the above table include interest based on the weighted average interest rate of 4.6%. Reimbursement payments may be deferred when the related parties receive an extension on the maturity date of the associated EB-5 loan liability.
The above table does not present accounts payable and other development liabilities incurred in the normal course of business.
Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2023	2022
Operating activities	$154,123	$(188,302)
Investing activities	77,111	63,990
Financing activities	(9,204)	(9,717)
Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales, management services and operating property results. Cash outflows are comprised primarily of cash outlays for horizontal development costs, net of reimbursements and recoveries, employee compensation, and SG&A costs. Our operating cash flows may vary significantly each year due to the timing of land sales and the development efforts related to our mixed-use planned communities.
Net cash provided by operating activities was $154.1 million for the year ended December 31, 2023, compared to $188.3 million net cash used in operating activities for the year ended December 31, 2022. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities, SG&A costs and the payment of $49.2 million each year for interest due on our senior notes. Our horizontal development costs for the year ended December 31, 2023 were offset by $18.9 million in public financing reimbursements for public infrastructure development costs we incurred in Valencia and a nonrecurring $44.5 million recovery from a third party related to certain project development costs in Valencia. Our horizontal development costs for the year ended December 31, 2022 were offset by $27.7 million in public financing reimbursements for public infrastructure development costs we incurred in Valencia.
During the year ended December 31, 2023, we received $162.4 million from the sale of land at our Valencia segment. We also received incentive compensation payments of $41.6 million under our development management agreement with the Great Park Venture. The payment is net of $4.9 million that we concurrently distributed to the holders of the management company's Class B units. Additionally, we received total distributions of $154.2 million from the Great Park Venture, of which $78.2 million is reflected as a return on our investment (operating activity) in the statement of cash flows with the balance reflected as an investing activity.
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
Cash Flows from Investing Activities. Net cash provided by investing activities was $77.1 million for the year ended December 31, 2023, compared to the net cash provided by investing activities of $64.0 million for the year ended December 31, 2022.
During the year ended December 31, 2023, we received total distributions of $154.2 million from the Great Park Venture, of which $76.0 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity. Additionally, we received total distributions of $1.1 million from the Valencia Landbank Venture, which is reflected as a return of our investment (investing activity) in the statement of cash flows.
For the year ended December 31, 2022, we received distributions of $52.7 million and $3.3 million from the Great Park Venture and Valencia Landbank Venture, respectively, which is reflected as a return of our investment (investing activity) in the statement of cash flows. Additionally, we received total distributions of $8.6 million from the Gateway Commercial Venture, of which $8.3 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity.
Cash Flows from Financing Activities. Net cash used in financing activities was $9.2 million for the year ended December 31, 2023, compared to net cash used in financing activities of $9.7 million for the year ended December 31, 2022.
During the years ended December 31, 2023 and 2022, we made tax distributions of $4.0 million and $0.4 million, respectively, to noncontrolling interests in accordance with the operating company's Limited Partnership Agreement (“LPA”). The tax distribution is treated as an advance distribution under the LPA. We also made payments of $4.3 million and $6.5 million to reduce our related party reimbursement obligation during the years ended December 31, 2023 and 2022, respectively. We used $0.2 million and $2.7 million during the years ended December 31, 2023 and 2022, respectively, to net settle certain share-based compensation awards with employees for tax withholding purposes. During the year ended December 31, 2022, we borrowed and repaid $15.0 million under our revolving credit facility.
Changes in Capital Structure
During the year ended December 31, 2023, our ownership percentage in the operating company increased slightly to 62.6%, primarily due to our issuance of shared-based compensation in the form of 0.2 million restricted Class A common shares, partially offset by our reacquisition of approximately 0.1 million restricted Class A common shares from employees for income tax withholding purposes upon vesting. The issuances and settlements resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture, which are redeemable on a one-for-one basis for Class A units of the operating company, at December 31, 2023 and 2022 held by us and those held by noncontrolling interest members.

	2023	2022
Class A units of the operating company:
Held by us	69,199,938	69,068,354
Held by noncontrolling interest members	41,363,271	41,363,271
	110,563,209	110,431,625
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	148,433,482	148,301,898
At December 31, 2023, we had 79,233,544 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed for our Class A common shares or cash, at our election.
Significant Related Party and Third-Party Revenues
In the ordinary course of our business, we have sold and expect to continue to sell homesites to Lennar, which is our largest equity owner, or its affiliates, subsidiaries or joint ventures in which it is a member. We did not sell homesites directly to Lennar during the years ended December 31, 2023, 2022, and 2021 but did recognize revenues related to certain fees or profit participation associated with homes sold by Lennar to homebuyers at Valencia. For the years ended December 31, 2023 and 2022, we recognized $0.6 million and $7.5 million, respectively, of revenue from Lennar, which primarily consisted of profit participation. During the year ended December 31, 2023, we sold homesites to an unaffiliated land banking entity and recognized $101.8 million of such revenue. Lennar has retained the option to acquire these homesites in the future from the unaffiliated land banking entity. We also provide management services to the Great Park Venture pursuant to a development management agreement. In addition to our 37.5% percentage interest in the Great Park Venture, Lennar owns a 25% legacy interest in the Great Park Venture. Lennar, along with an affiliate of Castlelake, also owns interests in an entity that owns a 12.5% legacy interest in the Great Park Venture. For the years ended December 31, 2023 and 2022, we recognized $47.2 million and $31.0 million, respectively, of revenue from management services provided to the Great Park Venture. Other than the Great Park Venture, no related party customer accounted for more than 10% of our revenue during the year ended December 31, 2023. Other than Lennar and the Great Park Venture, no related party customer accounted for more than 10% of our revenue during the year ended December 31, 2022.
In addition to the related party revenues, during the year ended December 31, 2023, we recognized an aggregate of $21.7 million and $39.4 million of revenue from two third-party home builders, respectively, which primarily consisted of homesites sold to the two third-party home builders and which separately accounted for more than 10% of total consolidated revenues. Other than the third-party home builders and the unaffiliated land bank entity, no third-party customer accounted for more than 10% of our revenue during the year ended December 31, 2023. No third-party customer accounted for more than 10% of our revenue during the year ended December 31, 2022.
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

We evaluate our investments in unconsolidated entities for other-than-temporary impairment by reviewing each investment for any indicators of impairment, including the fair value of such investments compared to their carrying amounts. We typically estimate the fair value of our investments using a discounted cash flow of distributions we expect to receive from the venture. Significant input assumptions used in estimating the distributions we expect to receive from the venture include revenue and development cost estimates. The determination of fair value also requires discounting the estimated cash flows at a rate that we believe a market participant would determine to be commensurate with the inherent risks associated with the investment and related estimated cash flow streams. The discount rate used in determining each investment’s fair value generally depends on the investment’s projected life and development stage. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity and (3) our intent and ability to retain our interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” we reduce the investment to its estimated fair value.
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
As of December 31, 2023, we had outstanding consolidated indebtedness of $622.2 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Point Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and schedule III—real estate and accumulated depreciation (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
As of December 31, 2023, the Company’s investments in unconsolidated entities consist of three investments totaling $252.8 million, and the carrying value of the investment in Great Park Venture is $213.8 million of the total balance. The Company evaluates its investments in unconsolidated entities for other-than-temporary impairment by reviewing its investments for an absence of an ability to recover the carrying amount of the investment, by considering indicators of impairment including the fair value of the investment determined by a discounted cash flow of distributions. If the carrying value of the investment in unconsolidated entities is greater than its estimated fair value, management makes an assessment of whether the impairment is other-than-temporary. In making this assessment, management considers the length of time and the extent to which the fair value of the investment has been less than its carrying value.
In the event that an impairment is other-than-temporary, the Company will reduce the carrying value of the investment to its estimated fair value and recognize an impairment expense within the consolidated statements of comprehensive income (loss) in the period it is identified as incurred. For the year ended December 31, 2023, management identified no indicators of impairment and no impairment loss has been recognized.

Given the quantitative significance of the investment in Great Park Venture and the complexities and judgments involved in identifying impairment indicators and developing the significant inputs used to develop management’s Great Park Venture discounted cash flow of distributions, a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, was deployed in performing audit procedures to evaluate the reasonableness of management’s identification of impairment indicators, and its estimates and assumptions related to significant inputs, including discount rate, residential revenues, and development cost estimates used in the Great Park Venture discounted cash flow of distributions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s evaluation of indicators of impairment and the fair value of the investment in Great Park Venture included the following, among others:
–We tested the effectiveness of controls over management’s evaluation of indicators of impairment and the fair value of the investment in Great Park Venture, including those over significant input assumptions, including the discount rate, residential revenues, and development cost estimates.
–We tested the Company’s evaluation of indicators of impairment and significant input assumptions, including the discount rate, residential revenues, and development cost estimates by (1) evaluating the source information used by management, (2) independently obtaining and evaluating market data, (3) performing retrospective reviews, and (4) engaging our internal fair value specialists.
–We tested the mathematical accuracy of the discounted cash flow of distributions.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 1, 2024

We have served as the Company’s auditor since 2009.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31,
	2023	2022
ASSETS
INVENTORIES	$2,213,479	$2,239,125
INVESTMENT IN UNCONSOLIDATED ENTITIES	252,816	331,594
PROPERTIES AND EQUIPMENT, NET	29,145	30,243
INTANGIBLE ASSET, NET—RELATED PARTY	25,270	40,257
CASH AND CASH EQUIVALENTS	353,801	131,771
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	992	992
RELATED PARTY ASSETS	83,970	97,126
OTHER ASSETS	9,815	14,676
TOTAL	$2,969,288	$2,885,784

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$622,186	$620,651
Accounts payable and other liabilities	81,649	94,426
Related party liabilities	78,074	93,086
Deferred income tax liability, net	7,067	11,506
Payable pursuant to tax receivable agreement	173,208	173,068
Total liabilities	962,184	992,737

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2023—69,199,938 shares; 2022—69,068,354 shares
Class B common shares; No par value; Issued and outstanding: 2023—79,233,544 shares; 2022—79,233,544 shares
Contributed capital	591,606	587,733
Retained earnings	88,780	33,386
Accumulated other comprehensive loss	(2,332)	(2,988)
Total members’ capital	678,054	618,131
Noncontrolling interests	1,304,050	1,249,916
Total capital	1,982,104	1,868,047
TOTAL	$2,969,288	$2,885,784

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUES:
Land sales	$160,796	$913	$139,500
Land sales—related party	595	7,512	43,286
Management services—related party	47,621	31,433	39,081
Operating properties	2,720	2,836	2,527
Total revenues	211,732	42,694	224,394
COSTS AND EXPENSES:
Land sales	105,651	(996)	106,012
Management services	22,170	20,261	31,459
Operating properties	6,167	8,230	6,822
Selling, general, and administrative	51,495	54,591	77,118
Restructuring	—	19,437	—
Total costs and expenses	185,483	101,523	221,411
OTHER INCOME (EXPENSE):
Interest income	7,230	826	94
Miscellaneous	(776)	245	3,720
Total other income	6,454	1,071	3,814
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	76,595	21,513	6,188
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	109,298	(36,245)	12,985
INCOME TAX BENEFIT	4,418	1,471	325
NET INCOME (LOSS)	113,716	(34,774)	13,310
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	58,322	(19,371)	6,742
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$55,394	$(15,403)	$6,568

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$0.80	$(0.22)	$0.09
Diluted	$0.76	$(0.23)	$0.09
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	68,826,340	68,429,271	67,394,794
Diluted	145,131,125	68,430,212	143,491,204
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$0.00	$(0.00)	$0.00
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,233,544	79,233,544
See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
NET INCOME (LOSS)	$113,716	$(34,774)	$13,310
OTHER COMPREHENSIVE INCOME (LOSS):
Net actuarial gain (loss) on defined benefit pension plan	889	(1,929)	1,067
Reclassification of actuarial loss on defined benefit pension plan included in net income (loss)	162	255	359
Other comprehensive income (loss) before taxes	1,051	(1,674)	1,426
INCOME TAX (PROVISION) BENEFIT RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	—	—	—
OTHER COMPREHENSIVE INCOME (LOSS)—Net of tax	1,051	(1,674)	1,426
COMPREHENSIVE INCOME (LOSS)	114,767	(36,448)	14,736
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	58,715	(19,998)	7,271
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$56,052	$(16,450)	$7,465

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - January 1, 2021	69,051,284	79,233,544	$578,278	$42,221	$(2,833)	$617,666	$1,267,432	$1,885,098
Net income	—	—	—	6,568	—	6,568	6,742	13,310
Share-based compensation expense	—	—	7,898	—	—	7,898	—	7,898
Reacquisition of share-based compensation awards for tax-withholding purposes	(324,905)	—	(2,047)	—	—	(2,047)	—	(2,047)
Issuance of share-based compensation awards, net of forfeitures	1,381,173	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0-actuarial gain on pension plan	—	—	—	—	897	897	529	1,426
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(4,429)	(4,429)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(878)	—	—	(878)	—	(878)
Adjustment of noncontrolling interest in the Operating Company	—	—	4,336	—	(16)	4,320	(4,320)	—
BALANCE - December 31, 2021	70,107,552	79,233,544	$587,587	$48,789	$(1,952)	$634,424	$1,265,954	$1,900,378
Net loss	—	—	—	(15,403)	—	(15,403)	(19,371)	(34,774)
Share-based compensation expense	—	—	6,230	—	—	6,230	—	6,230
Reacquisition of share-based compensation awards for tax-withholding purposes	(417,716)	—	(2,736)	—	—	(2,736)	—	(2,736)
Forfeitures of share-based compensation awards, net of issuances	(621,482)	—	—	—	—	—	—	—
Other comprehensive loss—net of tax of $0-actuarial loss on pension plan	—	—	—	—	(1,047)	(1,047)	(627)	(1,674)
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(435)	(435)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	1,058	—	—	1,058	—	1,058
Adjustment of noncontrolling interest in the Operating Company	—	—	(4,406)	—	11	(4,395)	4,395	—
BALANCE - December 31, 2022	69,068,354	79,233,544	$587,733	$33,386	$(2,988)	$618,131	$1,249,916	$1,868,047
Net income	—	—	—	55,394	—	55,394	58,322	113,716
Share-based compensation expense	—	—	3,665	—	—	3,665	—	3,665
Reacquisition of share-based compensation awards for tax-withholding purposes	(83,660)	—	(202)	—	—	(202)	—	(202)
Issuance of share-based compensation awards, net of forfeitures	215,244	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0-actuarial gain on pension plan	—	—	—	—	658	658	393	1,051
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(4,033)	(4,033)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(140)	—	—	(140)	—	(140)
Adjustment of noncontrolling interest in the Operating Company	—	—	550	—	(2)	548	(548)	—
BALANCE - December 31, 2023	69,199,938	79,233,544	$591,606	$88,780	$(2,332)	$678,054	$1,304,050	$1,982,104

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$113,716	$(34,774)	$13,310
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings from unconsolidated entities	(76,595)	(21,513)	(6,188)
Return on investment from Great Park Venture	78,200	—	—
Return on investment from Gateway Commercial Venture	—	352	—
Deferred income taxes	(4,439)	(1,492)	420
Depreciation and amortization	19,934	16,946	25,988
Gain on distribution from indirect Legacy Interest in Great Park Venture—related party	—	—	(978)
Share-based compensation	3,665	6,230	7,898
Changes in operating assets and liabilities:
Inventories	27,541	(140,416)	(104,084)
Related party assets	10,771	2,402	(383)
Other assets	3,774	2,733	(1,271)
Accounts payable and other liabilities	(11,714)	(22,484)	(18,316)
Related party liabilities	(10,730)	3,714	2,184
Net cash provided by (used in) operating activities	154,123	(188,302)	(81,420)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	75,986	52,692	76,623
Return of investment from Gateway Commercial Venture	—	8,273	—
Return of investment from Valencia Landbank Venture	1,148	3,305	1,582
Contribution to Valencia Landbank Venture	—	(205)	(3,756)
Distribution from indirect Legacy Interest in Great Park Venture—related party	—	—	1,020
Purchase of properties and equipment	(23)	(75)	(154)
Net cash provided by investing activities	77,111	63,990	75,315
CASH FLOWS FROM FINANCING ACTIVITIES:
Reacquisition of share-based compensation awards for tax-withholding purposes	(202)	(2,736)	(2,047)
Payment of financing costs	(687)	—	(686)
Related party reimbursement obligation	(4,282)	(6,546)	(19,415)
Tax distribution to noncontrolling interest	(4,033)	(435)	(4,429)
Borrowings under revolving credit facility	—	15,000	—
Repayments under revolving credit facility	—	(15,000)	—
Net cash used in financing activities	(9,204)	(9,717)	(26,577)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	222,030	(134,029)	(32,682)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	132,763	266,792	299,474
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$354,793	$132,763	$266,792
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
Concentration of risk—As of December 31, 2023, the Company’s inventories and the Company’s unconsolidated entities’ inventories and properties are all located in California. The Company is subject to risks incidental to the ownership, development, and operation of commercial and residential real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, availability of land for development, changes in tax laws, interest rate levels, availability of financing, and potential liability under environmental and other laws.
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
Revenue recognition—Under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. At contract inception, the Company assesses the goods and services promised in its contract with its customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or a series of services) that is distinct. Identified performance obligations are assessed by considering implicit and explicitly stated promises.
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
The Company evaluates its investments in unconsolidated entities for other-than-temporary impairment by reviewing each investment for any indicators of impairment, including the fair value of such investments compared to their carrying amounts. The Company typically estimates the fair value of its investments by discounting the cash flows from distributions the Company expects to receive from the venture. Significant input assumptions used in estimating the distributions the Company expects to receive from the venture include revenue appreciation rates and cost appreciation rates. The determination of fair value also requires discounting the estimated cash flows at a rate that the Company believes a market participant would determine to be commensurate with the inherent risks associated with the investment and related estimated cash flow streams. The discount rate used in determining each investment’s fair value generally depends on the investment’s projected life and development stage. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” the Company reduces the investment to its estimated fair value. No other-than-temporary impairments were identified during the years ended December 31, 2023, 2022 or 2021.
Inventories—Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized direct and indirect inventory costs include land, land in which the Company has the rights to receive in accordance with a disposition and development agreement, horizontal development costs, real estate taxes, and interest related to financing development and construction. During the years ended December 31, 2023, 2022 and 2021, the Company incurred interest expense, including amortization of debt issuance costs, all of which was capitalized into inventories, of $53.8 million, $54.2 million and $54.5 million, respectively. Horizontal development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as public schools, utilities, roads, and bridges; and site costs, such as grading and amenities, to bring the land to a saleable state. Certain public infrastructure project costs incurred by the Company are eligible for reimbursement, typically, from the proceeds of Community Facilities District (“CFD”) bond debt, state and federal grants or property tax assessments. Costs that cannot be clearly associated with the acquisition, development, and construction of a real estate project and selling expenses are expensed as incurred. Selling and advertising costs were $3.6 million, $6.0 million and $9.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.
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
Receivables—The Company evaluates the carrying value of receivables, which includes receivables from related parties, at each reporting date to determine the need for an allowance of expected credit loss. At December 31, 2023 and 2022, there was no material allowance for credit losses.
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
Miscellaneous other (expense) income—Miscellaneous other (expense) income consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net periodic pension (cost) benefit	$(82)	$245	$290
Other (1)	(694)	—	1,382
Other—related party	—	—	2,048
Total miscellaneous other (expense) income	$(776)	$245	$3,720
(1) In December 2023, the Company initiated an exchange offer on its $625.0 million 7.875% Senior Notes that was settled in January 2024 (see Note 10). For the year ended December 31, 2023, the Company incurred $1.8 million in third party costs related to the debt modification, which is included in other in the table above.
Recently issued accounting pronouncements—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment

Disclosures, which primarily requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the effect of this update on the Company’s financial statements disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which primarily requires expanded disclosures for income taxes paid and the effective tax rate reconciliation. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the effect of this update on the Company’s financial statements disclosures.
3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 15) (in thousands):

	Year Ended December 31, 2023
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$161,391	$—	$—	$—	$161,391
Management services—related party	—	—	47,190	431	47,621
Operating properties	840	—	—	—	840
	162,231	—	47,190	431	209,852
Operating properties leasing revenues	1,226	654	—	—	1,880
	$163,457	$654	$47,190	$431	$211,732

	Year Ended December 31, 2022
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$8,425	$—	$—	$—	$8,425
Management services—related party	—	—	31,015	418	31,433
Operating properties	1,177	—	—	—	1,177
	9,602	—	31,015	418	41,035
Operating properties leasing revenues	969	690	—	—	1,659
	$10,571	$690	$31,015	$418	$42,694

	Year Ended December 31, 2021
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$182,786	$—	$—	$—	$182,786
Management services—related party	—	—	38,675	406	39,081
Operating properties	785	—	—	—	785
	183,571	—	38,675	406	222,652
Operating properties leasing revenues	1,194	548	—	—	1,742
	$184,765	$548	$38,675	$406	$224,394
(1) The tables above do not include revenues of the Great Park Venture and the Gateway Commercial Venture, which are included in the Company’s reporting segment totals (see Notes 4 and 15).
The Company, through Five Point Communities, LP (“FP LP”), and Five Point Communities Management, Inc., (“FP Inc.” and together with FP LP, the “Management Company”), has a development management agreement, as amended and restated (“A&R DMA”), with the Great Park Venture. The A&R DMA had an original term commencing on December 29, 2010 and ending on December 31, 2021 (the “Initial Term”). In addition to an annual fixed base fee and variable cost reimbursements, the Initial Term of the A&R DMA included incentive compensation that becomes payable in connection with and as a percentage of distributions made to the members of the Great Park Venture, including distributions made in periods after the Initial Term. Consideration in the form of contingent incentive compensation from the A&R DMA was recognized as revenue and a contract asset as services were provided over the contract term. By mutual agreement, the Initial Term had been extended through December 31, 2022 (the “2022 Extension”). The 2022 Extension resulted in the elimination of variable cost reimbursements and an increase in the annual fixed base fee to $12.0 million for 2022. The 2022 Extension did not change the incentive compensation provisions of the A&R DMA applicable to the Initial Term. In December 2022, the Company and the Great Park Venture entered into a second amendment to the A&R DMA. Under the amendment, the term of the A&R DMA has been renewed through December 31, 2024 (the “First Renewal Term”). The compensation payable to the Company during the First Renewal Term remains unchanged from the 2022 Extension and includes the annual fixed base fee and incentive compensation payments. Due to the contingencies associated with estimating the amount of incentive compensation that ultimately will become payable for services provided through the Initial Term, the Company has constrained, under the guidance of ASC Topic 606, its estimate of incentive compensation revenues such that the Company believes that a significant reversal of revenues is not probable of occurring. As the contingencies are resolved in future periods, the Company may record adjustments to revenue to reflect changes in the Company’s estimate of incentive compensation expected to be received. Significant judgment is involved in management’s estimate of the amount of variable consideration included in the transaction price. In making this estimate, management utilizes projected cash flows of the operations of the Great Park Venture. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development, general, and administrative costs, the expected contract period, and other factors.
Contract balances are recorded on the consolidated balance sheet in either related party assets or other assets for receivables from customers and contract assets (unbilled receivables) depending on whether the customer is a related party. Similarly, contract liabilities (deferred revenue) are included in accounts payable and other liabilities or related party liabilities.
The opening and closing balances of the Company’s contract assets for the year ended December 31, 2023 were $86.5 million ($79.9 million related party, see Note 9) and $72.1 million ($69.1 million related party, see Note 9), respectively. The net decrease of $14.4 million between the opening and closing balances of the Company’s contract assets primarily resulted from additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the A&R DMA offset by the receipt of $46.5 million in incentive compensation payments from the Great Park Venture and the receipt of marketing fees from prior period land sales.
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
The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the years ended December 31, 2023 and 2022 were insignificant.
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
4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of membership interests—“Percentage Interests” and “Legacy Interests.” The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of December 31, 2023. Legacy Interest holders were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions of cash depending on the performance of the Great Park Venture.
During the year ended December 31, 2023, the Great Park Venture made aggregate distributions of $48.2 million to holders of Legacy Interests and $411.2 million to holders of Percentage Interests. The Company received $154.2 million for its 37.5% Percentage Interest. During the year ended December 31, 2022, the Great Park Venture made aggregate distributions of $16.5 million to holders of Legacy Interests and $140.5 million to holders of Percentage Interests. The Company received $52.7 million for its 37.5% Percentage Interest.
As of December 31, 2021, the Great Park Venture had fully satisfied the $476.0 million priority distribution rights, and the remaining maximum participating Legacy Interest distribution rights at December 31, 2023 were $18.1 million, which will be paid to Legacy Interest holders pro-rata with payments to Percentage Interest holders. Approximately 10% of future distributions will be paid to the Legacy Interest holders until such time as the remaining balance has been fully paid. The holders of the Percentage Interests will receive all other distributions.

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
During the year ended December 31, 2023, the Great Park Venture recognized $16.2 million in land sale revenues to related parties of the Company and $538.6 million in land sale revenues to third parties, of which $357.8 million relates to homesites sold to an unaffiliated land banking entity whereby a related party of the Company retained the option to acquire these homesites in the future from the land bank entity.
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
The following table summarizes the statements of operations of the Great Park Venture for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Land sale and related party land sale revenues	$554,825	$283,402	$409,555
Home sale revenues	—	40,475	26,172
Cost of land sales	(237,148)	(155,692)	(301,247)
Cost of home sales	(161)	(29,692)	(20,022)
Other costs and expenses	(66,906)	(69,539)	(57,540)
Net income of Great Park Venture	$250,610	$68,954	$56,918
The Company’s share of net income	$93,979	$25,858	$21,344
Basis difference amortization, net	(15,032)	(5,414)	(14,912)
Equity in earnings from Great Park Venture	$78,947	$20,444	$6,432
The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Inventories	$391,352	$605,893
Cash and cash equivalents	61,054	149,326
Contract assets, receivables and other assets, net	166,793	43,955
Total assets	$619,199	$799,174
Accounts payable and other liabilities	$184,847	$156,085
Redeemable Legacy Interests	18,075	66,254
Capital (Percentage Interest)	416,277	576,835
Total liabilities and capital	$619,199	$799,174
The Company’s share of capital in Great Park Venture	$156,105	$216,313
Unamortized basis difference	57,681	72,713
The Company’s investment in the Great Park Venture	$213,786	$289,026

At each reporting period, and when events and circumstances dictate, the Company evaluates its equity method investment in the Great Park Venture for impairment. This evaluation focuses on the recoverability of the carrying value based upon the discounted value of distributions the Company expects to receive from the Great Park Venture. This evaluation is performed at the investment level and is separate and apart from impairment evaluations on long-lived assets, such as the Company’s consolidated inventory balances, that focus on recoverability with undiscounted cash flows. The Company evaluates the investment as a whole and does not evaluate the underlying assets of the Great Park Venture for impairment. If the Great Park Venture records an impairment charge against its assets, the Company will recognize its share of the loss, adjusted for basis differences. During the years ended December 31, 2023, 2022 and 2021, the Great Park Venture did not recognize any impairment losses on its long-lived assets.
Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of December 31, 2023. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
The Gateway Commercial Venture owns one commercial office building and approximately 50 acres of commercial land with additional development rights at a 73 acre office, medical, research and development campus located within the Great Park Neighborhoods (the “Five Point Gateway Campus”). The Five Point Gateway Campus consists of four buildings totaling approximately one million square feet.
The Company and a subsidiary of Lennar Corporation separately lease portions of the building under the ownership of the Gateway Commercial Venture, and during the years ended December 31, 2023, 2022 and 2021, the Gateway Commercial Venture recognized $8.5 million, $8.4 million and $8.5 million, respectively, in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Rental revenues	$8,482	$8,395	$8,475
Rental operating and other expenses	(5,821)	(3,063)	(2,424)
Depreciation and amortization	(4,015)	(3,960)	(3,938)
Interest expense	(2,531)	(1,541)	(1,235)
Net (loss) income of Gateway Commercial Venture	$(3,885)	$(169)	$878
Equity in (loss) earnings from Gateway Commercial Venture	$(2,914)	$(127)	$659
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Real estate and related intangible assets, net	$76,719	$82,797
Cash and restricted cash	5,574	4,244
Other assets	3,554	4,588
Total assets	$85,847	$91,629
Notes payable, net	$28,850	$29,418
Other liabilities, net	6,623	7,951
Members’ capital	50,374	54,260
Total liabilities and capital	$85,847	$91,629
The Company’s investment in the Gateway Commercial Venture	$37,781	$40,695
In August 2023, the Gateway Commercial Venture refinanced its mortgage note, extending the maturity date to August 2025. As a condition of the refinancing, the Company is subject to certain guaranties of the Gateway Commercial Venture's mortgage note, including an interest and carry guaranty along with a springing guaranty of 50% of the outstanding balance in the event the Gateway Commercial Venture's leases with either the Company or the affiliate of Lennar are no longer in effect and the Gateway Commercial Venture is unable to meet certain financial covenants.

During the year ended December 31, 2022, the Company received $8.6 million in distributions of excess cash from the Gateway Commercial Venture.
Valencia Landbank Venture
As of December 31, 2023, the Company owned a 10% interest in the Valencia Landbank Venture, an entity organized in December 2020 for the purpose of taking assignment from homebuilders of purchase and sale agreements for the purchase of residential lots within the Company’s Valencia community. The Valencia Landbank Venture concurrently enters into option and development agreements with homebuilders pursuant to which the homebuilders retain the option to purchase the land to construct and sell homes. The Company does not have a controlling financial interest in the Valencia Landbank Venture, however, the Company has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member, and therefore the Company accounts for its investment in the Valencia Landbank Venture using the equity method.
During the year ended December 31, 2021, the Valencia Landbank Venture took assignment of certain purchase and sale agreements and purchased land from the Company for $42.0 million (see Note 9) while concurrently entering into option and development agreements with third-party homebuilders. When the Company sells land to the Valencia Landbank Venture, it eliminates its pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land is sold by the Valencia Landbank Venture to third-party homebuilders. At December 31, 2023 and 2022, the Company’s investment in the Valencia Landbank Venture was $1.2 million and $1.9 million, respectively. During the years ended December 31, 2023 and 2022, the Company recognized equity in earnings of $0.6 million and $1.2 million, respectively, from the Valencia Landbank Venture, and during the year ended December 31, 2021, the Company recognized equity in loss of $0.9 million.
5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at December 31, 2023, the Holding Company and its wholly owned subsidiary owned approximately 62.6% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.4% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar Corporation (“Lennar”), affiliates of Castlelake, LP (“Castlelake”) and an entity controlled by Emile Haddad, the Company’s Chairman Emeritus of the Board of Directors and former Chief Executive Officer (the “Management Partner”).
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
During the years ended December 31, 2023, 2022 and 2021, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.
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
Tax distributions to the partners of the Operating Company for the years ended December 31, 2023, 2022 and 2021, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Management Partner	$4,033	$435	$2,932
Other partners (excluding the Holding Company)	—	—	1,497
Total tax distributions	$4,033	$435	$4,429
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
Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos community facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At December 31, 2023 and 2022, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the consolidated balance sheets.
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
As of December 31, 2023, the San Francisco Venture had total combined assets of $1.36 billion, primarily comprised of $1.36 billion of inventories and $0.9 million in related party assets, and total combined liabilities of $61.9 million, including $59.4 million in related party liabilities.
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
As of December 31, 2023, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $855.6 million of inventories, $25.3 million of intangibles and $69.1 million in related party assets, and total combined liabilities of $60.0 million, including $57.3 million in accounts payable and other liabilities and $2.7 million in related party liabilities.
As of December 31, 2022, FP LP and FPL had combined assets of $1.1 billion, primarily comprised of $927.9 million of inventories, $40.3 million of intangibles and $79.9 million in related party assets, and total combined liabilities of $77.2 million, including $70.5 million in accounts payable and other liabilities and $6.7 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the years ended December 31, 2023, 2022 and 2021, respectively, there were no VIEs that were deconsolidated.
7.     PROPERTIES AND EQUIPMENT, NET
Properties and equipment as of December 31, 2023 and 2022 consisted of the following (in thousands):

	2023	2022
Agriculture operating properties and equipment	$30,200	$30,200
Furniture, fixtures, and other	9,577	10,586
Total properties and equipment	39,777	40,786
Accumulated depreciation	(10,632)	(10,543)
Properties and equipment, net	$29,145	$30,243
Depreciation expense was $1.0 million, $1.2 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
8.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture acquired in the Formation Transactions (see Note 9). The intangible asset will be amortized over the expected contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(104,435)	(89,448)
Net book value	$25,270	$40,257

Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $15.0 million, $11.1 million and $20.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense is included in the cost of management services in the accompanying consolidated statements of operations and is included in the Great Park segment.
9.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s consolidated balance sheets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	2023	2022
Related Party Assets:
Contract assets (see Note 3)	$69,068	$79,863
Operating lease right-of-use asset (see Note 12)	14,040	16,425
Other	862	838
	$83,970	$97,126
Related Party Liabilities:
Reimbursement obligation	$59,378	$62,990
Payable to holders of Management Company’s Class B interests	1,828	6,700
Operating lease liability (see Note 12)	10,974	12,535
Accrued advisory fees	4,725	10,525
Other	1,169	336
	$78,074	$93,086
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
During the year ended December 31, 2023, the Great Park Venture made a Legacy Incentive Compensation payment to the Company of $4.9 million and a Non-Legacy Incentive Compensation payment of $41.6 million. Upon receiving the Legacy Incentive Compensation payment, the Company distributed the $4.9 million in proceeds to the holders of the Management Company's Class B interests. During the year ended December 31, 2022, the Great Park Venture made a Legacy Incentive Compensation payment to the Company of $1.7 million and a Non-Legacy Incentive Compensation payment of $14.2 million. Upon receiving the Legacy Incentive Compensation payment, the Company distributed the $1.7 million in proceeds to the holders of the Management Company's Class B interests.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue from management services of $47.2 million, $31.0 million and $38.7 million, respectively, related to all management fees under the A&R DMA, and such revenues are included in management services—related party in the accompanying consolidated statements of operations and are included in the Great Park segment. At December 31, 2023 and 2022, included in contract assets in the table above is $66.1 million and $77.4 million, respectively, attributed to incentive compensation revenue recognized but not yet due (see Note 3).
Operating Lease Right-of-Use Asset and Operating Lease Liability
The Company leases corporate office space in the building owned by the Gateway Commercial Venture, the Company’s equity method investee, at the Five Point Gateway Campus (See Note 12).

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
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse CPHP or its subsidiaries for a portion of the EB-5 loan liabilities and related interest that were assumed by CPHP or its subsidiaries pursuant to the Separation Agreement. Interest totaled $2.7 million, $3.0 million and $3.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. All of the incurred interest for the years ended December 31, 2023, 2022 and 2021 was capitalized into inventories. The weighted average interest rate as of December 31, 2023 was 4.6%.
Throughout 2023, the Company was notified by CPHP or its affiliates that certain reimbursements totaling $46.1 million that were previously expected to be paid in 2023 had been deferred to 2024. These deferred amounts continue to incur interest at the original interest rate. Principal payments of $46.1 million and $12.6 million are expected to be paid in 2024 and 2025, respectively, however, additional deferral notices may further extend the expected payment dates.
Employment Transition Agreement and Advisory Agreement with Emile Haddad
On August 23, 2021, the Company and the Company’s then Chairman, Chief Executive Officer and President, Emile Haddad, entered into an employment transition agreement pursuant to which, effective as of September 30, 2021, Mr. Haddad stepped down from his roles as Chairman, Chief Executive Officer and President. Mr. Haddad remained a member of the Company’s Board of Directors serving as Chairman Emeritus. Concurrently, the Company also entered into an advisory agreement with Mr. Haddad for an initial term of three years, which became effective on October 1, 2021. Mr. Haddad will receive an annual retainer of $5.0 million, and his unvested equity awards will continue to vest in accordance with their terms, subject to continued service as an advisor or member of the Company’s Board of Directors. At December 31, 2023 and 2022, included in accrued advisory fees in the table above is $3.6 million and $8.4 million, respectively, attributed to Mr. Haddad’s advisory agreement (see Note 2).
Employment Transition Agreement and Advisory Agreement with Lynn Jochim
On February 9, 2022, the Company entered into an employment transition agreement with Lynn Jochim, the Company’s former President and Chief Operating Officer. Pursuant to the agreement, Ms. Jochim agreed to continue in her then current positions, at her then current compensation levels, until February 14, 2022. Concurrently, the Company also entered into an advisory agreement with Ms. Jochim for an initial term of three years, which became effective on February 15, 2022. Pursuant to the advisory agreement, the Company agreed to pay Ms. Jochim an annual retainer of $1.0 million. At December 31, 2023 and 2022, included in accrued advisory fees in the table above is $1.1 million and $2.1 million, respectively, attributed to Ms. Jochim’s advisory agreement (see Note 2).
Valencia Purchase and Sale Agreements
In 2023, the Company entered into a purchase and sale agreement with an unaffiliated land banking entity for the sale of 583 homesites on approximately 46 acres at the Company’s Valencia community. Initial gross proceeds were $101.8 million, representing the base purchase price. A related party of the Company retained the option to acquire these homesites in the future from the unaffiliated land banking entity.
In 2021, the Company sold 123 homesites on approximately 13 acres at the Company’s Valencia community to the Valencia Landbank Venture (see Note 4). Initial gross proceeds were $42.0 million, representing the base purchase price. The Company also recognized $1.2 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that the Company expects to be entitled to receive. The Valencia Landbank Venture has entered into option and development agreements with homebuilders in which unaffiliated homebuilders will purchase lots from the Valencia Landbank Venture and construct and sell homes to the homebuying public.
In 2021, the Company entered into a purchase and sale agreement with an unaffiliated land banking entity for the sale of 328 homesites on approximately 26 acres at the Company’s Valencia community. Initial gross proceeds were $74.0 million, representing the base purchase price, and the Company also recognized $2.5 million in the transaction price as an estimate of the amount of variable consideration from marketing fees that the Company expects to be entitled to receive. A related party of the Company retained the option to acquire these homesites in the future from the unaffiliated land banking entity.
Gateway Commercial Venture Property Management Agreement
The Company has entered into a property management agreement with Gateway Commercial Venture in which the Company will provide certain property management services to the Five Point Gateway Campus. In each of the years ended December 31, 2023, 2022, and 2021, the Company recognized revenue from these management services of $0.4 million, which is included in management services—related party in the accompanying consolidated statements of operations.
10.    NOTES PAYABLE, NET
At December 31, 2023 and 2022, notes payable consisted of the following (in thousands):

	2023	2022
7.875% Senior Notes due 2025	$625,000	$625,000
Unamortized debt issuance costs and discount	(2,814)	(4,349)
	$622,186	$620,651
Senior Notes
The Operating Company and Five Point Capital Corp., a directly wholly owned subsidiary of the Operating Company (the “Co-Issuer” and, together with the Operating Company, the “Issuers”), previously offered, sold and issued $625.0 million aggregate principal amount of 7.875% unsecured senior notes due November 15, 2025 (the “Senior Notes”).
Interest on the Senior Notes is payable on May 15 and November 15 of each year. Interest incurred, including amortization of debt issuance costs, on the Senior Notes during each of the years ended December 31, 2023, 2022 and 2021 totaled $50.8 million. All interest incurred was capitalized to inventories for all three years.
The Senior Notes are guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Operating Company and are redeemable at the option of the Issuers, in whole or in part, at par, plus accrued and unpaid interest.
On January 16, 2024, the Issuers settled an exchange offer to exchange any and all of their $625.0 million 7.875% Senior Notes for new 10.500% initial rate senior notes due January 15, 2028 (the “New Senior Notes”). Pursuant to the exchange offer, the Issuers exchanged $623.5 million aggregate principal amount of Senior Notes, which represented 99.76% of the existing Senior Notes outstanding immediately prior to the exchange offer, for $523.5 million aggregate principal amount of New Senior Notes and $100.0 million of aggregate cash consideration, plus accrued interest. The New Senior Notes accrue interest at a rate of 10.500% per annum from and including January 16, 2024 to, but not including, November 15, 2025, 11.000% per annum from and including November 15, 2025 to, but not including, November 15, 2026, and 12.000% per annum from and including November 15, 2026 to, but not including, January 15, 2028. Interest on the New Senior Notes is payable semi-annually on each May 15 and November 15, commencing May 15, 2024. The New Senior Notes are guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Operating Company and are redeemable at the option of the Issuers, in whole or in part, at a declining call premium as set forth in the indenture governing the New Senior Notes, plus accrued and unpaid interest.
Revolving Credit Facility
The Operating Company has a $125.0 million unsecured revolving credit facility that matures in April 2026. Any borrowings under the revolving credit agreement will bear interest at CME Term Secured Overnight Financing Rate 1 Month increased by 0.10% plus a margin of either 2.25% or 2.50% based on the Company's leverage ratio. The revolving credit facility may be further extended to April 2027, subject to the satisfaction of certain conditions, including the approval of the administrative agent and lenders. As of December 31, 2023, no borrowings or letters of credit were outstanding on the revolving credit facility.
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
At December 31, 2023 and 2022, the Company’s consolidated balance sheets included liabilities of $173.2 million and $173.1 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) of the Code to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s direct or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record additional TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent changes to the amount of TRA liabilities recorded.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right, subject to certain conditions of the agreement, to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the years ended December 31, 2023, 2022 and 2021.
12.    LEASES
The Company’s lessee arrangements consist of agreements to lease certain office facilities and equipment and the Company’s lessor arrangements consist of leases of portions of land to third parties for agriculture or other miscellaneous uses. The Company’s agricultural land lease agreements are generally short-term in nature. As of December 31, 2023, all leasing arrangements are classified as operating leases and do not contain residual value guarantees or material restrictions.
The Company’s office leases have remaining lease terms of approximately five years to six years and include one or more extension options to renew, some of which include options to extend the leases for up to ten years. The Company only includes renewal options in the lease term when it is reasonably certain that it will exercise such options.

The components of lease costs were as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Operating lease cost	$1,276	$1,957	$2,371
Related party operating lease cost	3,154	3,154	3,154
Short-term lease cost	472	410	501
Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 were as follows (in thousands, except lease term in years and discount rate):

	2023	2022
Operating lease right-of-use assets ($14,040 and $16,425 related party, respectively)	$16,002	$19,067
Operating lease liabilities ($10,974 and $12,535 related party, respectively)	$12,755	$15,705
Weighted average remaining lease term (operating lease)	5.1	5.1
Weighted average discount rate (operating lease)	6.7%	6.2%
Operating lease right-of-use assets are included in other assets or related party assets and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the consolidated balance sheets.
The table below reconciles the undiscounted cash flows to operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2023 (in thousands):

Years Ending December 31,	Rental Payments
2024	$2,548
2025	2,924
2026	3,009
2027	3,100
2028	3,191
Thereafter	479
Total lease payments	$15,251
Discount	$2,496
Total operating lease liabilities	$12,755
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
Valencia Project Approval Settlement
In September 2017, the Company reached a settlement with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Valencia’s regulatory approvals and permits. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of December 31, 2023, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $8.5 million with the final payment due in 2026.
Valencia Water Purchase Agreement
The Company is subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for the Company’s exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term. During the year ended December 31, 2023, the Company made payments totaling $1.4 million under the agreement. The annual minimum payments for years 2024 to 2028 are $1.4 million, $1.5 million, $1.5 million, $1.6 million and $1.6 million, respectively. At December 31, 2023, the aggregate of all annual minimum payments remaining under the initial term total $29.7 million.

Valencia Infrastructure Project
In January 2012, the Company entered into an agreement with Los Angeles County, in which the Company would finance up to a maximum of $45.8 million for the construction costs of an interchange project that Los Angeles County is managing. The interchange project was completed in 2019 and is a critical infrastructure project that benefits Valencia. As of December 31, 2023, the Company has made aggregate payments of $37.0 million. At both December 31, 2023 and 2022, the Company had $8.9 million included in accounts payable and other liabilities in the accompanying consolidated balance sheets, representing unreimbursed construction costs payable to Los Angeles County.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain of the Company’s development obligations. The Company had outstanding performance bonds of $306.9 million and $315.0 million as of December 31, 2023 and 2022, respectively.
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
At both December 31, 2023 and 2022, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Letters of Credit
At both December 31, 2023 and 2022, the Company had outstanding letters of credit totaling $1.0 million. These letters of credit were issued to secure various development and financial obligations. At both December 31, 2023 and 2022, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under the letters of credit agreements.
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

14.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$51,278	$52,295	$52,584
Noncash lease expense	$3,958	$4,632	$4,421

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to operating lease right-of-use assets from lease modification, net	$982	$—	$—
Accrued financing costs	$117	$—	$—
Adjustment to liability recognized under TRA	$140	$(1,058)	$878
Noncash lease expense is included within the depreciation and amortization adjustment to net income (loss) on the Company’s consolidated statements of cash flows.
Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$4,700	$5,170	$5,021
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Cash and cash equivalents	$353,801	$131,771	$265,462
Restricted cash and certificates of deposit	992	992	1,330
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$354,793	$132,763	$266,792
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
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of December 31, 2023, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, sales of homes constructed and marketed under a fee build arrangement, and management services provided by the Company to the Great Park Venture.
• Commercial—includes the operations of the Gateway Commercial Venture, which owns an approximately 189,000 square foot office building at the Five Point Gateway Campus. The Five Point Gateway Campus is an office, medical and research and development campus located within the Great Park Neighborhoods and consists of four buildings and surrounding land. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture. The Gateway Commercial Venture also owns approximately 50 acres of the surrounding commercial land with additional development rights at the campus. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture. As of December 31, 2023, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture at the historical basis of the venture.

Segment operating results and reconciliations to the Company’s consolidated balances are as follows:

	For the year ended December 31, 2023
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture(1)	Removal of Gateway Commercial Venture(1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations(2)	Corporate and unallocated(3)	Total Consolidated
Revenues	$163,457	$654	$602,015	$8,913	$775,039	$(554,825)	$(8,482)	$—	$—	$—	$—	$211,732
Depreciation and amortization	3	—	14,987	4,015	19,005	—	(4,015)	—	—	—	986	15,976
Interest income	—	22	7,490	58	7,570	(7,490)	(58)	—	—	—	7,208	7,230
Interest expense	—	—	—	2,531	2,531	—	(2,531)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	41,636	(3,313)	275,630	(3,454)	310,499	(250,610)	3,885	78,947	(2,914)	—	(26,091)	113,716
Other significant items:
Segment assets	895,983	1,360,036	710,665	85,847	3,052,531	(619,199)	(85,847)	213,786	37,781	(174)	370,410	2,969,288
Inventory assets and real estate related assets, net	855,574	1,357,905	391,352	76,719	2,681,550	(391,352)	(76,719)	—	—	—	—	2,213,479
Expenditures for long-lived assets(4)	34,066	46,708	21,004	—	101,778	(21,004)	—	—	—	—	—	80,774

	For the year ended December 31, 2022
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture(1)	Removal of Gateway Commercial Venture(1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations(2)	Corporate and unallocated(3)	Total Consolidated
Revenues	$10,571	$690	$354,892	$8,813	$374,966	$(323,877)	$(8,395)	$—	$—	$—	$—	$42,694
Depreciation and amortization	45	77	11,149	3,960	15,231	—	(3,960)	—	—	—	1,031	12,302
Interest income	1	1	1,532	—	1,534	(1,532)	—	—	—	—	824	826
Interest expense	—	—	—	1,541	1,541	—	(1,541)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	(8,823)	(3,396)	79,708	249	67,738	(68,954)	169	20,444	(127)	—	(54,044)	(34,774)
Other significant items:
Segment assets	972,028	1,314,308	916,909	91,629	3,294,874	(799,174)	(91,629)	289,026	40,695	(174)	152,166	2,885,784
Inventory assets and real estate related assets, net	927,929	1,311,196	605,893	82,797	2,927,815	(605,893)	(82,797)	—	—	—	—	2,239,125
Expenditures for long-lived assets(4)	101,634	40,742	102,695	157	245,228	(102,695)	(157)	—	—	—	—	142,376

	For the year ended December 31, 2021
	(in thousands)
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Removal of Great Park Venture(1)	Removal of Gateway Commercial Venture(1)	Add investment in Great Park Venture	Add investment in Gateway Commercial Venture	Other eliminations(2)	Corporate and unallocated(3)	Total Consolidated
Revenues	$184,765	$548	$474,402	$8,881	$668,596	$(435,727)	$(8,475)	$—	$—	$—	$—	$224,394
Depreciation and amortization	82	114	21,604	3,938	25,738	(1,262)	(3,938)	—	—	—	1,028	21,566
Interest income	—	—	496	—	496	(496)	—	—	—	—	94	94
Interest expense	—	—	—	1,235	1,235	—	(1,235)	—	—	—	—	—
Segment profit (loss)/net profit (loss)	54,360	(3,572)	64,134	1,284	116,206	(56,918)	(878)	6,432	659	—	(52,191)	13,310
Other significant items:
Segment assets	878,399	1,275,510	988,444	104,400	3,246,753	(859,789)	(104,366)	321,274	49,447	(2,500)	292,091	2,942,910
Inventory assets	826,369	1,270,455	687,234	86,601	2,870,659	(687,234)	(86,601)	—	—	—	—	2,096,824
Expenditures for long-lived assets(4)	175,447	46,919	92,442	263	315,071	(92,442)	(263)	—	—	—	43	222,409

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
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the years ended December 31, 2023, 2022 and 2021, Valencia’s net expenditures include $64.1 million, $34.8 million and $4.5 million, respectively, San Francisco’s net expenditures include $1.1 million, $3.3 million and $0.7 million, respectively, and Great Park Venture’s net expenditures include $89.6 million, $43.7 million and $52.1 million, respectively, in inventory cost reimbursements and recoveries received.
Two third-party home builders represented major customers of the Company during the year ended December 31, 2023, accounting for approximately $39.4 million, or 19%, and $21.7 million, or 10%, of total consolidated revenues, respectively. Revenues generated from these customers were from the sale of homesites and variable land sale consideration from profit participation and marketing fees in Valencia. An unaffiliated land banking entity that acquired homesites in Valencia in 2023 represented one of the Company’s major customers during the year ended December 31, 2023 and accounted for approximately $101.8 million, or 48% of total consolidated revenues. A related party of the Company retained the option to acquire these homesites in the future from the unaffiliated land banking entity. A related party of the Company represented one of the Company’s major customers during the year ended December 31, 2022, accounting for approximately $7.5 million, or 18%, of total consolidated revenues. Revenues generated from this customer primarily consisted of variable land sale consideration from profit participation in Valencia. The Valencia Landbank Venture represented one of the Company’s major customers during the year ended December 31, 2021, accounting for approximately $43.2 million, or 19%, of total consolidated revenues. Two third-party home builders represented major customers of the Company during the year ended December 31, 2021, accounting for approximately $30.3 million, or 14%, and $22.5 million, or 10%, of total consolidated revenues, respectively. Revenues generated from these customers were from the sale of homesites in Valencia. An unaffiliated land banking entity that acquired homesites in Valencia in 2021 represented one of the Company’s major customers during the year ended December 31, 2021 and accounted for approximately $76.5 million, or 34% of total consolidated revenues. A related party of the Company retained the option to acquire these homesites in the future from the unaffiliated land banking entity. The Great Park Venture represented another of the Company’s major customers for the years ended December 31, 2023, 2022 and 2021, and accounted for approximately $47.2 million, or 22%, $31.0 million, or 73%, and $38.7 million, or 17%, of total consolidated revenues, respectively. These revenues represented management services revenues and were reported in the Great Park segment.
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
As of December 31, 2023, there were 7,582,152 remaining Class A common shares available for future issuance under the Incentive Award Plan.
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
Under the Incentive Award Plan, the Company has granted restricted share units (“RSUs”) and restricted share awards either fully vested, with service conditions or with service and performance or market performance conditions. Awards with a service condition generally vest over a two-year or three-year period or in the case of non-employee directors over one year. Awards with a service and market performance condition generally vest at the end of a three-year period if the market condition was achieved at the end of the service period. Awards with a service and performance condition generally vest at the end of a two or three-year service period if the performance condition was achieved during the service period. Restricted share awards entitle the holders to non-forfeitable distributions and to vote the underlying Class A common share during the restricted period.
The Company estimates the fair value of restricted share awards with a service or performance condition based on the closing market price of the Company’s Class A common shares on the award’s grant date. The grant date fair value of awards with a market condition are determined using a Monte-Carlo valuation model. The Monte Carlo model is based on random projections of share price paths and must be repeated numerous times to achieve a probabilistic assessment. The model incorporates assumptions related to the expected volatility of our share price and risk free interest rates. Expected volatility was 57.98% and was calculated based on the historical volatility of the Company's common stock using daily share price returns over a three-year lookback period from the date of grant. The risk-free interest rate was 4.44% and was based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period.
During the years ended December 31, 2023, 2022 and 2021, the Company reacquired vested RSUs and restricted share awards from employees for $0.2 million, $2.7 million and $2.0 million, respectively, for the purpose of settling tax withholding obligations. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.
The following table summarizes share-based equity compensation activity for the years ended December 31, 2023, 2022 and 2021:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2021	2,275	$7.35
Granted	1,425	$7.93
Forfeited	(44)	$3.00
Vested	(1,016)	$10.85
Nonvested at December 31, 2021	2,640	$6.38
Granted	1,359	$1.92
Forfeited	(834)	$2.96
Vested	(999)	$7.77
Nonvested at December 31, 2022	2,166	$3.77
Granted	3,947	$1.92
Cancelled	(906)	$2.16
Forfeited	—	$—
Vested	(798)	$5.50
Nonvested at December 31, 2023	4,409	$2.13
Share-based compensation expense was $3.7 million, $6.2 million and $7.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. In February 2022, the Company accelerated the expense attributed to the outstanding restricted share awards of two former officers of the Company resulting from a modification of the required service condition of the awards (see Note 2). As a result, for the year ended December 31, 2022, share-based compensation expense of $3.0 million is included in restructuring expense and $3.2 million is included in selling, general, and administrative expenses on the accompanying consolidated statement of operations. All share-based compensation for the years ended December 31, 2023 and 2021 is included in selling, general, and administrative expenses on the accompanying consolidated statements of operations.
Approximately $3.7 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 2.0 years from December 31, 2023. The estimated fair value at vesting of share-based awards that vested during the years ended December 31, 2023, 2022 and 2021 was $2.0 million, $6.3 million, and $6.5 million, respectively.

17.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The Retirement Plan’s funded status and amounts recognized in the Company’s consolidated financial statements for the Retirement Plan as of and for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Change in benefit obligation:
Projected benefit obligation—beginning of year	$17,240	$20,613
Interest cost	809	544
Benefits paid	(1,151)	(1,126)
Actuarial gain	(1,329)	(2,791)
Projected benefit obligation—end of year	$15,569	$17,240
Change in plan assets:
Fair value of plan assets—beginning of year	$15,661	$20,463
Actual gain (loss) on plan assets	449	(3,676)
Employer contributions	86	—
Benefits paid	(1,151)	(1,126)
Fair value of plan assets—end of year	$15,045	$15,661
Funded status	$(524)	$(1,579)
Amounts recognized in the consolidated balance sheet—liability	$(524)	$(1,579)
Amounts recognized in accumulated other comprehensive loss—net actuarial loss	$(3,799)	$(4,850)
The accumulated benefit obligation for the Retirement Plan was $15.6 million and $17.2 million at December 31, 2023 and 2022, respectively.

The components of net periodic cost (benefit) and other amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021, are as follows (in thousands):

	2023	2022	2021
Net periodic cost (benefit):
Interest cost	$809	$544	$512
Expected return on plan assets	(889)	(1,044)	(1,161)
Amortization of net actuarial loss	162	255	359
Net periodic cost (benefit)	82	(245)	(290)
Adjustment to accumulated other comprehensive loss:
Net actuarial (gain) loss	(889)	1,929	(1,067)
Amortization of net actuarial loss	(162)	(255)	(359)
Total adjustment to accumulated other comprehensive loss	(1,051)	1,674	(1,426)
Total recognized in net periodic cost (benefit) and accumulated other comprehensive loss	$(969)	$1,429	$(1,716)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2023 and 2022 were as follows:

	2023	2022
Discount rate	5.40%	5.00%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used to determine net periodic expense for the years ended December 31, 2023, 2022 and 2021, were as follows:

	2023	2022	2021
Discount rate	5.00%	2.75%	2.35%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	6.21%	5.32%	5.86%
To develop the long-term rate of return on assets assumption, the Company considered the current level of expected return on risk-free investments (primarily U.S. government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class.
Plan Assets—The Company’s investment policy and strategy for the Retirement Plan is to ensure the appropriate level of diversification and risk. The asset allocation targets were approximately 35% in equity investments (Standard & Poor’s Large Cap Index Funds, Small Cap Equity, Mid Cap Equity, and International Equity) and approximately 65% in fixed-income investments (U.S. bond funds and domestic fixed income). In accordance with the policy, the Retirement Plan assets are monitored and the investments may be rebalanced quarterly. The Retirement Plan’s assets consist of pooled or collective investment funds that have more than one investor. The Retirement Plan estimates the fair value of its interest in such funds at a net asset value (“NAV”) per unit reported by the trustee. The NAV per unit is the result of accumulated values of the underlying investments held by the fund, which are valued daily. NAV is utilized by the Company to determine fair value of the plan assets as a practical expedient as of the consolidated balance sheet date. Plan assets for which fair value is measured using NAV shall not be categorized within the fair value hierarchy. The Retirement Plan’s assets may be redeemed at the NAV per unit with no restrictions.

The Retirement Plan’s assets at fair value as of December 31, 2023 and 2022, are as follows (in thousands):

Asset Category	2023	2022
Pooled and/or collective funds:
Equity funds:
Large cap	$2,785	$3,482
Mid cap	1,113	1,541
Small cap	500	631
International	838	1,218
Fixed-income funds—U.S. bonds and short term	9,809	8,789
Total	$15,045	$15,661
The Company’s funding policy is to contribute amounts sufficient to meet minimum requirements but not more than the maximum tax-deductible amount. The Company expects to have a minimum required contribution of approximately $0.1 million in 2024 and expects future benefit payments to be paid as follows (in thousands):

2024	$2,252
2025	1,721
2026	2,237
2027	1,207
2028	1,772
2029-2033	5,073
$14,262
Employee Savings Plan—The Company has an employee savings plan under Section 401(k) of the Internal Revenue Code, which is available to all eligible associates. Certain associate contributions may be supplemented by the Company. The Company’s contributions were $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
The benefit for income taxes for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	2023	2022	2021
Current income tax (expense) benefit:
Federal	$(12)	$(14)	$(17)
State	(9)	(7)	762
Total current income tax (expense) benefit	(21)	(21)	745
Deferred income tax (expense) benefit:
Federal	$(8,982)	$2,574	$(2,655)
State	(4,139)	1,188	(1,977)
Total deferred income tax (expense) benefit	(13,121)	3,762	(4,632)
Decrease (increase) in valuation allowance	17,625	(2,204)	4,243
Expiration of unused loss carryforwards	(65)	(66)	(31)
Benefit for income taxes	$4,418	$1,471	$325
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences are as follows (in thousands):

	2023	2022
Deferred tax assets
Net operating loss carryforward	$164,592	$149,697
Tax receivable agreement	48,470	48,431
Other	1,378	1,594
Valuation allowance	—	(17,560)
Total deferred tax assets	214,440	182,162
Deferred tax liabilities-investments in subsidiaries	(221,507)	(193,668)
Deferred tax liability, net	$(7,067)	$(11,506)
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on the available evidence, it is more likely than not that such assets will not be realized. In the continual assessment of the requirement for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Holding Company’s experience with loss carryforwards not expiring unused; and tax-planning alternatives. The amount of the valuation allowance recorded against the deferred tax asset could be adjusted if there are changes to the positive and negative factors discussed above. Based upon the review of all positive and negative evidence, the Holding Company released the valuation allowance against the deferred tax assets during the year ended December 31, 2023.
At December 31, 2023, the Holding Company had federal tax effected net operating loss (“NOL”) carryforwards totaling $125.4 million, and state tax effected NOL carryforwards, net of federal income tax benefit, totaling $39.2 million. Federal NOLs incurred prior to 2018 and California NOLs may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. Federal NOLs incurred in 2018 and forward do not expire.
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
A reconciliation of the statutory rate and the effective tax rate for 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Statutory rate	21.00%	21.00%	21.00%
State income taxes-net of federal income tax benefit	6.98	6.98	6.98
Pass-through to noncontrolling interests	(14.93)	(14.95)	(14.55)
Executive compensation limitation and other permanent items	(1.08)	(3.35)	14.35
Deferred tax asset valuation allowance	(16.07)	(5.45)	(30.51)
Expiration of unused loss carryforwards	0.06	(0.17)	0.22
Effective rate	(4.04)%	4.06%	(2.51)%
At December 31, 2023 and 2022, the Holding Company did not have any gross unrecognized tax benefits, and did not require an accrual for interest or penalties.
The Holding Company files income tax returns in the U.S. federal jurisdiction and in the state of California. As a result of tax net operating losses incurred by the Holding Company for the years ended December 31, 2009 through December 31, 2022, the Holding Company is subject to U.S. federal, state, and local examinations by tax authorities for the years beginning 2009 through 2022. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.
19.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS AND DISCLOSURES
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both December 31, 2023 and 2022.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At December 31, 2023, the estimated fair value of notes payable, net was $622.7 million compared to a carrying value of $622.2 million. At December 31, 2022, the estimated fair value of notes payable, net was $525.5 million compared to a carrying value of $620.7 million. During the years ended December 31, 2023, 2022 and 2021, the Company had no assets that were measured at fair value on a nonrecurring basis.
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
No distributions to common shares were declared for the years ended December 31, 2023, 2022 and 2021.
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
The following table summarizes the basic and diluted earnings (loss) per share calculations for the years ended December 31, 2023, 2022 and 2021 (in thousands, except shares and per share amounts):

	2023	2022	2021
Numerator:
Net income (loss) attributable to the Company	$55,394	$(15,403)	$6,568
Adjustments to net income (loss) attributable to the Company	(16)	85	(176)
Net income (loss) attributable to common shareholders	$55,378	$(15,318)	$6,392
Numerator—basic common shares:
Net income (loss) attributable to common shareholders	$55,378	$(15,318)	$6,392
Less: net income allocated to participating securities	$270	$—	$164
Allocation of basic net income (loss) among common shareholders	$55,108	$(15,318)	$6,228
Numerator for basic net income (loss) available to Class A common shareholders	$55,089	$(15,313)	$6,226
Numerator for basic net income (loss) available to Class B common shareholders	$19	$(5)	$2
Numerator—diluted common shares:
Net income (loss) attributable to common shareholders	$55,378	$(15,318)	$6,392
Reallocation of income (loss) from dilutive potential securities	$55,891	$(252)	$6,645
Less: net income allocated to participating securities	$258	$—	$159
Allocation of diluted net income (loss) among common shareholders	$111,011	$(15,570)	$12,878
Numerator for diluted net income (loss) available to Class A common shareholders	$110,992	$(15,565)	$12,876
Numerator for diluted net income (loss) available to Class B common shareholders	$19	$(5)	$2
Denominator:
Basic weighted average Class A common shares outstanding	68,826,340	68,429,271	67,394,794
Diluted weighted average Class A common shares outstanding	145,131,125	68,430,212	143,491,204
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,233,544	79,233,544
Basic earnings (loss) per share:
Class A common shares	$0.80	$(0.22)	$0.09
Class B common shares	$0.00	$(0.00)	$0.00
Diluted earnings (loss) per share:
Class A common shares	$0.76	$(0.23)	$0.09
Class B common shares	$0.00	$(0.00)	$0.00

Anti-dilutive potential Performance RSUs	3,123,408	1,145,832	322,366
Anti-dilutive potential Restricted Shares (weighted average)	—	672,690	—
Anti-dilutive potential Performance Restricted Shares (weighted average)	—	24,730	—
Anti-dilutive potential Class A common shares from exchanges (weighted average)	3,137,134	76,120,180	3,160,904
21.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized net actuarial losses for the Retirement Plan that totaled $2.3 million and $3.0 million at December 31, 2023 and 2022, net of tax benefits of $0.6 million and $0.8 million, respectively. Accumulated other comprehensive loss of $1.5 million and $1.9 million is included in noncontrolling interests at December 31, 2023 and 2022, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net income (loss) attributable to the Company related to amortization of net actuarial losses were approximately $102,000, $160,000 and $225,000, net of taxes, and are included in miscellaneous other income on the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Five Point Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 1, 2024, expressed an unqualified opinion on those financial statements.
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
March 1, 2024

ITEM 9B.     Other Information
Not applicable.
ITEM 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2023 (the “Proxy Statement”). The information in the Proxy Statement relevant to this item is incorporated herein by reference.
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
The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	7,582,152

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
The information in the Proxy Statement relevant to this item is incorporated herein by reference.
ITEM 14.     Principal Accountant Fees and Services
The information in the Proxy Statement relevant to this item is incorporated herein by reference.

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules

(a)(1) The following consolidated financial statements are contained in Part II, Item 8 of this Report.

Financial Statements - Five Point Holdings, LLC	Page in this Report
Report of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board identification number 34)	40
Consolidated Balance Sheets as of December 31, 2023 and 2022	42
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021	43
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021	44
Consolidated Statements of Capital for the years ended December 31, 2023, 2022 and 2021	45
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	46
Notes to the Consolidated Financial Statements	47

(a)(2) The following financial statement schedules are included in this Report:

Financial Statement Schedule - Five Point Holdings, LLC
Schedule III—Real Estate and Accumulated Depreciation	85
Financial Statements - Heritage Fields LLC
Independent Auditor’s Report	86
Consolidated Balance Sheets as of December 31, 2023 and 2022	88
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021	89
Consolidated Statements of Capital for the years ended December 31, 2023, 2022 and 2021	90
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	91
Notes to the Consolidated Financial Statements	92

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

10.1
Limited Partnership Agreement of Five Point Operating Company, LP, dated as of October 1, 2017 (Exhibit 10.1 to the Current Report on Form 8-K filed on October 2, 2017 is incorporated herein by this reference)

10.2
Fourth Amended and Restated Limited Liability Company Agreement of Heritage Fields LLC, dated as of April 21, 2017, by and among Five Point Heritage Fields, LLC, Heritage Fields Capital Co-Investor Member LLC, MSD Heritage Fields, LLC, LenFive, LLC, LNR HF II, LLC, and FPC-HF Venture I, LLC (Exhibit 10.17 to Amendment No. 1 to Registrant’s Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.3
First Amendment to Fourth Amended and Restated Limited Liability Company Agreement of Heritage Fields LLC, dated as of November 15, 2022, by and among Five Point Heritage Fields, LLC, Heritage Fields Capital Co-Investor Member LLC, MSD Heritage Fields, LLC, and LNR HF II, LLC (Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is incorporated herein by this reference)

10.4
Second Amended and Restated Operating Agreement of The Shipyard Communities, LLC (Exhibit 10.2 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.5
First Amendment to the Second Amended and Restated Limited Liability Company Agreement of The Shipyard Communities, LLC (Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated herein by this reference)

10.6
Limited Liability Company Agreement of Five Point Office Venture Holdings I, LLC, dated as of August 4, 2017 (Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

10.7
First Amendment to Limited Liability Company Agreement of Five Point Office Venture Holdings I, LLC, dated as of August 17, 2023, by and among FPOVHI Member, LLC, Irvine Office Member, L.L.C., and LNR BC, LLC (Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is incorporated herein by this reference)

10.8
Registration Rights Agreement, dated as of May 2, 2016, by and among the Registrant and the persons named therein (Exhibit 10.3 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.9
Amended and Restated Voting and Standstill Agreement, dated as of May 2, 2016, by and among the Registrant, Five Point Holdings, Inc., and the persons named on Exhibit A thereto (Exhibit 10.19 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.10
Amended and Restated Securities Purchase Agreement, dated as of April 3, 2017, by and among the Registrant, Five Point Operating Company, LLC, LenFive, LLC and Lennar Homes of California, Inc. (Exhibit 10.20 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.11
Tax Receivable Agreement, dated as of May 2, 2016, by and among the Registrant and the other parties named therein (Exhibit 10.5 to Registrant's Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.12*	Amended and Restated 2016 Incentive Award Plan (Appendix A to the Company’s Proxy Statement filed April 26, 2019 is incorporated herein by this reference)

10.13*	Five Point Holdings, LLC 2023 Incentive Award Plan (Appendix A to the Company’s Proxy Statement filed April 28, 2023 is incorporated herein by this reference)

10.14*
Five Point Holdings, LLC Senior Management Severance and Change in Control Plan (Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated herein by this reference)

10.15*
Employment Transition Agreement, dated as of August 23, 2021, by and among Emile Haddad, Five Point Operating Company, LP, Five Point Communities Management, Inc., and Five Point Holdings, LLC (Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is incorporated herein by this reference)

10.16*
Advisory Agreement, dated as of August 23, 2021, by and between Emile Haddad and Five Point Operating Company, LP (Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is incorporated herein by this reference)

10.17*
Employment Transition Agreement, dated as of February 9, 2022, by and among Lynn Jochim, Five Point Operating Company, LP, Five Point Communities Management, Inc., and Five Point Holdings, LLC (Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is incorporated herein by this reference)

10.18*
Advisory Agreement, dated as of February 14, 2022, by and between Lynn Jochim and Five Point Operating Company, LP (Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is incorporated herein by this reference)

10.19
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

10.26
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

10.33
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

10.35
Second Amendment to Second Amended and Restated Development Management Agreement, dated as of December 28, 2022, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LP and Five Point Communities, LP (Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2023 is incorporated herein by this reference)

10.36
Termination of Development Management Agreement (Candlestick Point Mixed-Use Project) (Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated herein by this reference)

10.37
Indenture, dated as of November 22, 2017, among Five Point Operating Company, LP, Five Point Capital Corp., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2017 is incorporated herein by this reference).

10.38
First Supplemental Indenture, dated as of November 30, 2017, among Five Point Operating Company, LP, Five Point Capital Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.2 to the Current Report on Form 8-K filed on November 30, 2017 is incorporated herein by this reference).

10.39
Second Supplemental Indenture, dated as of July 26, 2019, among Five Point Operating Company, LP, Five Point Capital Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Exhibit 4.3 to the Current Report on Form 8-K filed on July 26, 2019 is incorporated herein by this reference).

10.40
Third Supplemental Indenture, dated as of December 22, 2023, among Five Point Operating Company, LP, Five Point Capital Corp., the Guarantors party thereto, and Computershare Trust Company, N.A., as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed on December 26, 2023 is incorporated herein by this reference)

10.41
Indenture, dated as of January 16, 2024, among Five Point Operating Company, LP, Five Point Capital Corp., the Guarantors party thereto and Computershare Trust Company, N.A., as trustee (including the form of New Notes) (Exhibit 4.1 to the Current Report on Form 8-K filed on January 16, 2024 is incorporated herein by this reference)

10.42
Fifth Amendment to Credit Agreement, dated as of October 19, 2023, by and among Five Point Operating Company, LP, Zions Bancorporation, N.A. dba California Bank & Trust, as administrative agent and as a lender, and Comerica Bank, JPMorgan Chase Bank, N.A. and Citibank, N.A., as lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on October 20, 2023 is incorporated herein by this reference)

21.1	List of Subsidiaries**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97	Five Point Holdings, LLC Policy for Recovery of Erroneously Awarded Compensation**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement
**	Filed herewith

ITEM 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE POINT HOLDINGS, LLC

By:	/s/ Daniel Hedigan
Daniel Hedigan
Chief Executive Officer
Date:	March 1, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Daniel Hedigan	/s/ Daniel Hedigan
Chief Executive Officer	Date:	March 1, 2024

Principal Financial and Accounting Officer:

Kim Tobler	/s/ Kim Tobler
Chief Financial Officer, Treasurer and Vice President	Date:	March 1, 2024

Directors:

Kathleen Brown	/s/ Kathleen Brown		Gary Hunt	/s/ Gary Hunt
	Date:	March 1, 2024		Date:	March 1, 2024

William Browning	/s/ William Browning		Stuart Miller	/s/ Stuart Miller
	Date:	March 1, 2024		Date:	March 1, 2024

Evan Carruthers	/s/ Evan Carruthers		Michael Rossi	/s/ Michael Rossi
	Date:	March 1, 2024		Date:	March 1, 2024

Jonathan Foster	/s/ Jonathan Foster		Michael Winer	/s/ Michael Winer
	Date:	March 1, 2024		Date:	March 1, 2024

Emile Haddad	/s/ Emile Haddad
	Date:	March 1, 2024

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2023

($ in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (a)		Gross Amounts at Which Carried at Close of Period (b)
Description	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total		Accumulated Depreciation		Date of Construction	Date Acquired / Completed	Depreciation Life
Valencia- Land under development	Los Angeles County, CA	$—	$111,172	$—	$744,402	$—	$855,574	$—	$855,574		$—			2009	N/A
Candlestick and The San Francisco Shipyard- Land under development	San Francisco, CA	—	1,038,154	—	319,751	—	1,357,905	—	1,357,905		—			2016	N/A
Agriculture- Operating property	Los Angeles County, CA Ventura County, CA	—	40,634	1,114	(13,477)	1,929	27,157	3,043	30,200	(c)	2,284			2009	(d)
Total		$—	$1,189,960	$1,114	$1,050,676	$1,929	$2,240,636	$3,043	$2,243,679	(e)	$2,284	(e)
(a)    Costs capitalized subsequent to acquisitions are net of land sales for real estate development properties and net of disposals, transfers and impairment write-downs for operating properties.
(b)    The aggregate cost of land and improvements for federal income tax purposes is approximately $1.9 billion (unaudited). This basis does not reflect the Company’s deferred tax assets and liabilities as these amounts are computed based upon the Company’s outside basis in their partnership interest.
(c)    Included in properties and equipment, net in the consolidated balance sheet.
(d)    See Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.
(e)    Reconciliation of “Real Estate and Accumulated Depreciation”:

Reconciliation of Real Estate
	2023	2022	2021
	(In thousands)
Balance at beginning of year	$2,269,325	$2,126,949	$2,020,976
Improvements and additions (1)	145,911	180,417	227,482
Inventory relief from real estate sold	(106,397)	—	(116,393)
Reimbursements and recoveries	(65,160)	(38,041)	(5,116)
Balance at end of year	$2,243,679	$2,269,325	$2,126,949
(1) Improvements and additions include noncash project accruals and capitalized interest.

Reconciliation of Accumulated Depreciation
	2023	2022	2021
	(In thousands)
Balance at beginning of year	$2,152	$2,020	$1,891
Additions	132	132	129
Disposals	—	—	—
Balance at end of year	$2,284	$2,152	$2,020

INDEPENDENT AUDITOR’S REPORT
To the Members of
Heritage Fields LLC
Irvine, California
Opinion
We have audited the consolidated financial statements of Heritage Fields LLC, a Delaware limited liability company and subsidiaries (the “Company”), which comprise the consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”).
In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in accordance with accounting principles generally accepted in the United States of America.
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
Responsibilities of Management for the Financial Statements
Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.
In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are available to be issued.
Auditor’s Responsibilities for the Audit of the Financial Statements
Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.
In performing an audit in accordance with GAAS, we:
•Exercise professional judgment and maintain professional skepticism throughout the audit.
•Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.
•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 1, 2024

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND 2022
(In thousands)

	December 31,
	2023	2022
ASSETS
LAND UNDER DEVELOPMENT	$391,352	$605,893
CASH AND CASH EQUIVALENTS	61,054	149,326
INVESTMENT IN JOINT VENTURE	—	2,287
CONTRACT ASSETS, RECEIVABLES AND OTHER ASSETS—Net	166,793	41,668
TOTAL	$619,199	$799,174

LIABILITIES, REDEEMABLE INTERESTS, AND MEMBERS’ CAPITAL
LIABILITIES:
Debt	$1,005	$2,843
Accrued management fees	120,971	124,349
Land sales deposits	17,147	—
Accounts payable and other liabilities	45,724	28,893
Total liabilities	184,847	156,085

COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE LEGACY INTERESTS	18,075	66,254
MEMBERS’ CAPITAL	416,277	576,835
TOTAL	$619,199	$799,174
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)

	Year Ended December 31,
	2023	2022	2021

REVENUES:
Land sales	$554,825	$283,402	$409,555
Home sales	—	40,475	26,172
Total revenues	554,825	323,877	435,727

COSTS AND EXPENSES:
Land sales	237,148	155,692	301,247
Home sales	161	29,692	20,022
Management fee	65,395	53,298	25,969
Selling, general and administrative	10,927	18,127	30,658
Total costs and expenses	313,631	256,809	377,896

EQUITY IN EARNINGS (LOSS) FROM JOINT VENTURE	1,926	354	(1,409)
INTEREST INCOME	7,490	1,532	496

NET INCOME	$250,610	$68,954	$56,918
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)

MEMBERS’ CAPITAL—January 1, 2021	$795,802
Cash distributions	(204,327)
Net income	56,918
MEMBERS’ CAPITAL—December 31, 2021	648,393
Cash distributions	(140,512)
Net income	68,954
MEMBERS’ CAPITAL—December 31, 2022	576,835
Cash distributions	(411,168)
Net income	250,610
MEMBERS’ CAPITAL—December 31, 2023	$416,277
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$250,610	$68,954	$56,918
Adjustments to reconcile net income to net cash provided by operating activities:
Cost of land sales	237,148	155,692	301,247
Cost of home sales	161	29,692	20,022
Equity in (earnings) loss of from joint venture	(1,926)	(354)	1,409
Return on investment from joint venture	871	—	—
Changes in operating assets and liabilities:
Land under development	(22,607)	(92,618)	(73,676)
Homes under construction	(161)	(11,425)	(18,700)
Contract assets, receivables and other assets, net	(125,125)	(12,102)	(5,117)
Accrued management fees	(3,378)	21,663	(7,044)
Land sales deposits	17,147	—	—
Accounts payable and other liabilities	16,847	6,633	(2,494)
Net cash provided by operating activities	369,587	166,135	272,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to joint venture	(25)	(255)	(4,589)
Distributions from joint venture (return of investment)	3,351	1,243	195
Net cash provided by (used in) investing activities	3,326	988	(4,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Legacy Interest distributions	(48,179)	(16,465)	(50,976)
Payments of debt	(1,838)	(824)	(1,714)
Percentage Interest distributions	(411,168)	(140,512)	(204,327)
Net cash used in financing activities	(461,185)	(157,801)	(257,017)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88,272)	9,322	11,154
CASH AND CASH EQUIVALENTS—Beginning of year	149,326	140,004	128,850
CASH AND CASH EQUIVALENTS—End of year	$61,054	$149,326	$140,004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION— Cash paid for interest, all of which was capitalized to inventories	$23,388	$7,797	$12,037
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF ORGANIZATION AND OPERATIONS
Heritage Fields LLC, a Delaware limited liability company (the “Company”), was formed on January 20, 2005. On July 12, 2005, the Company purchased property that was the site of the former Marine Corps Air Station, El Toro from the United States Department of the Navy (“Navy”), located in Irvine, California (the “Property”). On December 22, 2005, the Company conveyed its rights, title, and interests in the Property to the Company's subsidiary, Heritage Fields El Toro, LLC, a Delaware limited liability company (“HF El Toro”) at the Company’s original cost for the purpose of developing and selling homesites and certain commercial sites in a mixed-use and residential community located on the Company’s Property (the “Project”).
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
Land under development—Land under development is stated at cost, unless it is determined to be impaired, in which case the impaired land under development is written down to fair value. Land under development includes land, land development costs, real estate taxes, and interest related to development. Included in land development costs are costs to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as schools, sewer, and roads; and site costs such as grading and amenities to bring the land to a finished state. Certain land development costs are reimbursable through development agreements or other agreements with City of Irvine (the “City”) or other agencies or recoverable through insurance or other agreements and offset development costs when received. Total reimbursements and recoveries were $89.6 million, $43.7 million and $52.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Development overhead and selling expenses are expensed as incurred.
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

Land under development is reviewed for potential impairment when events or changes in circumstances indicate that the carrying value of land under development may not be recoverable. Impairment indicators for the Project include, but are not limited to significant increases in land development costs, significant decreases in pace and pricing of home sales within the Project and surrounding areas, and political and societal events that may negatively impact the local economy. There were no impairments identified for the years ended December 31, 2023, 2022 and 2021.
Homes under construction—Homes under construction are a result of a fee build agreement with an unrelated third-party (“Fee Builder”) that the Company contracted to build and act as a sales agent for a population of residential homes within the Project. The Fee Builder initially incurred all costs to build, market and sell the residential homes and the Company reimbursed the Fee Builder as construction progressed. The Company paid the Fee Builder a fixed monthly overhead allowance for its services to construct, manage and maintain the homes during the construction process that was capitalized to homes under construction as incurred. Land, land development, amenities and home construction costs attributed to the fee build agreement were capitalized to homes under construction and allocated to cost of sales using the relative sales value method when homes were sold. The Company set and approved the price at which the completed homes were sold to homebuyers and upon the closing of a residential home to a third-party homebuyer, the Fee Builder received additional fees that were expensed as a cost of the home sale. Costs incurred for tangible assets constructed solely for model homes directly used in the sale process such as sales offices, design studios, landscaping, and furnishings were capitalized to contract assets, receivables and other assets, net on the accompanying consolidated balance sheets and were depreciated over the expected selling life of the fee build community which was complete as of December 31, 2022. All other selling and marketing costs, such as commissions and advertising, were expensed as incurred.
Homes under construction were reviewed for potential impairment when events or changes in circumstances indicate that the carrying value of the homes may not be recoverable. Impairment indicators for the homes include, but are not limited to significant increases in construction costs, significant decreases in pace and pricing of home sales for the Project and surrounding areas, and political and societal events that may negatively impact the local economy. As of December 31, 2022, all homes subject to the fee build agreement had been sold to homebuyers and closed escrow. No impairments were identified for the years ended December 31, 2022 and 2021.
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
Note Receivables—Note receivables held by the Company are reflected at principal and accrued interest amounts due, net of an allowance for expected credit losses or discounts, if any. Interest payments are accrued in the period earned based on the stated interest rate and the outstanding principal balance, less any interest discounts stipulated by the note. Included in contract assets, receivables and other assets, net on the accompanying consolidated balance sheets are notes and accrued interest receivables that the Company has with builders that are constructing affordable housing apartments on the Project (“Affordable Notes”). The Company records a discount on the principal balance for Affordable Notes when the note is zero interest bearing or contains other terms that are below market rate. Any such discount on Affordable Notes is capitalized as a project cost. The Company monitors the payment provisions of each note when determining past due or delinquency status. Additionally, the Company evaluates the carrying value of note and interest receivables at each reporting date to determine the need for an allowance for credit losses.
Revenue Recognition—Under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers (“ASC 606”), revenues from land sales are recognized when the Company satisfies the performance obligation at a point in time, which typically occurs when the control of the land passes to its customers. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to receive (i.e. the transaction price) in exchange for the transfer of land. The transaction price typically contains fixed and variable components in which the fixed consideration represents the stated purchase price for the land. Some of the Company’s purchase and sale agreements contain a profit participation provision, a variable form of consideration, whereby the Company receives from homebuilders a portion of profit after the builder has received an agreed-upon margin. If the project profitability falls short of the participation threshold, no additional revenues are received. In most contracts, at the time of the land sale, the Company's estimate of profit participation, if any, is constrained, as there are significant factors outside of the Company’s control that will impact whether participation thresholds will be met. Profit participation revenue of $21.0 million, $19.6 million and $6.7 million were recognized for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, some residential homesite sale agreements contain a price participation provision requiring the homebuilder to pay a “marketing fee” or additional consideration per residence sold to homebuyers, as a percentage of the home sale price. The Company estimates the amount of variable price participation consideration it expects to be entitled to receive and recognizes revenue and a contract asset at the time of land sale to the extent that it is not probable that a significant reversal of revenues would result when the contingency of the variable price participation consideration is resolved. The Company utilizes current home sale pricing offered by homebuilders in the community along with estimates of price appreciation when determining the estimate of the amount of variable price participation consideration to recognize.
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
Accounting Standards Updates—Although there have been several new accounting pronouncements recently issued by the Financial Accounting Standards Board that the Company has adopted or will adopt, the Company does not believe any of these accounting pronouncements had or will have a material impact on the Company’s consolidated financial statements or disclosures.
3.    CONTRACT ASSETS, RECEIVABLES AND OTHER ASSETS, net
Contract assets, receivables and other assets, net as of December 31, 2023 and 2022, consisted of the following (in thousands):

	December 31,
	2023	2022
Affordable notes, net	$16,022	$16,097
Marketing fee contract assets (see Note 7)	2,476	8,946
2023 residential land sale price participation contract asset	143,100	—
Other contract assets	5,195	16,625
Total contract assets, receivables and other assets, net	$166,793	$41,668

Principal and interest collected on affordable notes, net, was $0.9 million, $3.1 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Interest income on affordable notes, net, was $0.5 million, $0.3 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in interest income on the accompanying consolidated statements of operations. At December 31, 2023 and 2022, the Company had an allowance for credit losses of $1.5 million and $1.5 million, respectively, associated with the affordable notes.

For the years ended December 31, 2023, 2022 and 2021, marketing fee revenue of $1.8 million, $2.0 million and $9.5 million, respectively, is included in land sale revenues in the accompanying consolidated statements of operations. Of these amounts, for the years ended December 31, 2022 and 2021, $0.6 million and $9.1 million, respectively, represent marketing fee estimates recorded as contract assets when escrow closed with the homebuilder. Receipts of contractual amounts were $6.5 million, $5.8 million and $4.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and reduced the carrying amount of the contract assets.
In 2023, the Company closed a residential land sale which contained variable consideration in the form of price participation that will be payable when homes are sold to homebuyers. At December 31, 2023, the Company had a contract asset of $143.1 million representing additional consideration from this transaction that the Company expects to be entitled to receive.
The Company’s other contract assets as of December 31, 2023 and 2022 primarily consisted of consideration held in escrow from the sale of commercial land that closed during 2023 and 2022 that the Company expects to be entitled to receive upon the satisfaction of certain contingencies or completion of administrative tasks or immaterial contract promises. Funds released from escrow accounts totaled $15.0 million for the year ended December 31, 2023, and reduced the carrying amount of the other contract assets.
4.    DEBT
In 2010, HF El Toro entered into an unsecured cash flow participation agreement in connection with a series of transfers, payoffs, and pay downs related to its then outstanding loan facility (“Debt Restructure”). The cash flow participation agreement, was determined to be a new debt instrument and in accordance with ASC 470-50, Modifications and Extinguishments was recorded at its fair value on the date of the Debt Restructure. Under the terms of the participation agreement, 4.66% of capital distributions (as defined in the participation agreement) made by HF El Toro are due to the holder of the participation agreement. When a participation payment is made or reasonably assured to be made, the Company uses a proportional interest method to determine the portion of the payment that represents interest expense and the portion applied to the principal. The principal carrying balance of the participation agreement was $1.0 million and $2.8 million as of December 31, 2023 and 2022, respectively, and is included in debt on the accompanying consolidated balance sheets.
Total interest incurred related to the participation agreement during the years ended December 31, 2023, 2022 and 2021 was $23.4 million, $7.8 million and $12.0 million, respectively, and was capitalized to land under development in the accompanying consolidated balance sheets.
5.    ACCOUNTS PAYABLE AND OTHER LIABILITIES
Accounts payable and other liabilities as of December 31, 2023 and 2022, consisted of the following (in thousands):

	2023	2022
Accounts payable	$7,500	$12,265
Other liabilities:
Accrued liabilities	18,986	12,446
Development obligations (see Note 8)	19,238	4,182
Total accounts payable and other liabilities	$45,724	$28,893
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

The holders of Legacy Interests were entitled to receive i) $476.0 million in priority distributions over Percentage Interests, plus ii) an amount up to $89.0 million in distributions paid jointly with distributions to holders of Percentage Interests. Distributions of $48.2 million, $16.5 million and $51.0 million were made to holders of the Legacy Interest during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2021, the $476.0 million priority distributions had been fully paid and at December 31, 2023 $18.1 million in Legacy Interests to be paid jointly with distributions to holders of Percentage Interests were outstanding. After the cumulative distributions to the holders of Legacy Interests has reached $565.0 million, the Legacy Interest will no longer be deemed outstanding.

7.    RELATED PARTY TRANSACTIONS
Management Fee
HF El Toro and Five Point Communities Management, Inc., as nominee for the benefit of Five Point Communities, LP (the “Management Company”), are parties to a development management agreement in which the Management Company has been engaged to manage the development of the Project and to generally supervise the day-to-day affairs of the Project. The Management Company is an affiliate of a member of the Company that holds a 37.5% Percentage Interest. The development management agreement was amended and restated on May 2, 2016 and subsequently amended and restated on April 21, 2017 (“A&R DMA”) to among other things, extend the initial term until December 2021. The A&R DMA’s initial term was extended by mutual agreement of the parties to December 31, 2022 (the “2022 Extension”) and in December 2022, an amendment to the A&R DMA was entered into in which the A&R DMA was renewed through December 31, 2024 (the “First Renewal Term Amendment”).
The total annual base management fee incurred for the years ended December 31, 2023, 2022 and 2021 was $12.0 million, $9.3 million and $6.8 million, respectively, and is included in management fee in the accompanying consolidated statements of operations. Incentive compensation payable to the Management Company is calculated generally as 9% of distributions in excess of the priority $476.0 million Legacy Interests. If the A&R DMA is not extended by mutual agreement of the Company and the Management Company beyond December 31, 2024, then the Management Company will remain entitled to future incentive compensation payments at a reduced rate equal to 6.75% of Distributions paid thereafter. Total incentive compensation management fee expense incurred with respect to the A&R DMA for the years ended December 31, 2023, 2022 and 2021 was $43.4 million, $34.8 million and $19.1 million, respectively, and is included in management fee in the accompanying consolidated statements of operations. The amount incurred for the years ended December 31, 2023, 2022 and 2021 represents an estimated amount of incentive compensation attributed to services provided during the periods that are determined to be probable of being paid. Management’s estimate is based on various underlying assumptions which include but are not limited to, the current and projected performance of the Project and the resulting cash that will be available for distributions. Changes in the estimated amount of aggregate payments probable of being made are recognized as a cumulative adjustment in the period the estimate changes. Actual payments of incentive compensation may differ materially from current estimates. During the years ended December 31, 2023, 2022 and 2021, the Company paid $41.6 million, $14.2 million and $20.7 million, respectively, in non-legacy incentive compensation and $4.9 million, $1.7 million and $0.6 million, respectively, in legacy incentive compensation to the Management Company. As of December 31, 2023 and 2022, $92.8 million and $95.9 million, respectively, was accrued for incentive compensation management fees due to the Management Company, and is included in accrued management fees in the accompanying consolidated balance sheets.
Included in selling, general and administrative costs and expenses in the accompanying consolidated statements of operations for the years ended December 31, 2022 and 2021 are $3.1 million and $11.2 million, respectively, for general and administrative expenses incurred by the Management Company on behalf of the Company that were reimbursable under the A&R DMA prior to the 2022 Extension. General and administrative expense reimbursements were settled in cash on a monthly basis. In connection with the 2022 Extension of the A&R DMA, the variable cost reimbursement component was eliminated from the A&R DMA, and the annualized base fee was increased to a fixed $12.0 million. At December 31, 2023 and 2022, no balance was accrued for general and administrative expense reimbursements.
Commercial Sub-Management Agreement
Effective June 30, 2013, HF El Toro terminated its commercial development sub-management agreement (“Sub-MA”) with a member of the Company that holds a 12.5% Percentage Interest and a 12.5% Legacy Interest in the Company. Under the terms of the Sub-MA, certain incentive compensation provisions were vested upon termination. Incentive compensation payments become payable, calculated generally, as 2% of distributions (as defined in the Sub-MA) in excess of the first $476 million of priority Legacy Interests. As of December 31, 2023 and 2022, $28.1 million and $28.4 million, respectively, of incentive compensation management fee pertaining to the Sub-MA was accrued and is included in accrued management fees in the accompanying consolidated balance sheets. The amount accrued at December 31, 2023 and 2022 represents an estimated amount of incentive compensation determined to be earned and probable of being paid. Management’s estimate is based on various underlying assumptions which include but are not limited to, the current and projected performance of the Project and the resulting cash that will be available for distributions. Changes in the estimated amount of aggregate payments probable of being made in future periods will be recognized as a cumulative adjustment to management fee expense in the period the estimate changes. Actual payments of incentive compensation may differ materially from current estimates. During the years ended December 31, 2023, 2022 and 2021, the Company paid $10.3 million, $3.5 million and $4.6 million in incentive compensation pertaining to the Sub-MA.
Purchase and Sale and Development Agreements
In the normal course of business, the Company may enter into purchase and sale agreements, development agreements or other contracts with the Company's Joint Venture or the Company's members or affiliates of members.

Land sale revenues recognized from related party transactions and included in the accompanying consolidated statements of operations during the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
Land sales	$—	$—	$56,112
Profit participation	15,174	11,811	5,127
Marketing fees	1,039	709	1,558
Related party land sale revenues	$16,213	$12,520	$62,797
Contract Asset
At December 31, 2023 and 2022, included in contract assets, receivables and other assets, net on the accompanying consolidated balance sheets were related party contract assets of $1.0 million and $4.9 million, respectively, for variable land sale consideration attributed to marketing fees expected to be received.
Investment in Joint Venture
In 2021, the Company made a capital contribution of $4.6 million and received a 10% interest in an entity (the “Landbank Venture”) organized for the purpose of taking assignment from homebuilders land purchase and sale agreements and purchasing residential lots within the Project while concurrently entering into option and development agreements with homebuilders in which the homebuilder retains the option to purchase the land to construct and sell homes.
Subsequent to the Company’s investment in 2021, the Landbank Venture took assignment of certain purchase and sale agreements and purchased land from the Company for $56.1 million while concurrently entering into option and development agreements with third-party homebuilders. When the Company sold land to the Landbank Venture, it eliminated its pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land was sold by the Landbank Venture to third-party homebuilders. As of December 31, 2023, the third-party homebuilders had exercised all the options from the option and development agreements with the Landbank Venture, and the Landbank Venture had distributed all available cash. The Company’s investment in the Landbank Venture had no carrying value at December 31, 2023, and at December 31, 2022, the carrying value of the Company’s investment in the Landbank Venture was $2.3 million.
8.    COMMITMENTS AND CONTINGENCIES
In the routine conduct of its business, the Company is subject to the usual obligations associated with entering into contracts for the purchase, development, and sale of real estate.
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $20.5 million and $74.2 million as of December 31, 2023 and 2022, respectively.
On September 8, 2009, the Irvine City Council approved an Amended and Restated Development Agreement (the “ARDA”) between HF El Toro and the City (on behalf of itself and now as successor agency to the dissolved Irvine Redevelopment Agency, which Irvine Redevelopment Agency was an original party to the ARDA). The ARDA became effective on December 27, 2010 and obligated the Company to construct certain defined public infrastructure improvements (i.e. joint backbone improvements) in and around the Project. The Company will have the right to reimbursement for a portion of the public infrastructure improvement costs from the City of Irvine Community Facilities District No. 2013-3 (“CFD”). The CFD is supported by special taxes levied on landowners within the improvement areas of the CFD. The CFD will also fund certain improvements, operations and maintenance costs of the Orange County Great Park (the “Park”). The Company, as a landowner within the improvement areas will be subject to the special taxes while it owns land within the improvement areas.
On November 26, 2013, HF El Toro and the City entered into a second adjacent landowner agreement (“ALA II”) in which HF El Toro committed to construct or cause the construction of a portion of the Park (the “Great Park Improvements”), which otherwise would have been an obligation of the City to construct under the terms of the ARDA. In addition to the Great Park Improvements, the ALA II and a memorandum of understanding (“MOU”) regarding funding of Marine Way infrastructure improvements committed HF El Toro to perform on certain other defined items as well as it committed HF El Toro to make $20.0 million of certain direct payments to the City beginning in August 2016. As of December 31, 2022, the carrying balance of amounts payable to the City related to ALA II totaled $1.2 million and is included within accounts payable and other liabilities on the consolidated balance sheets. At December 31, 2022, the Company estimated the present value of the direct payments to equal their carrying amounts. The Company made $1.3 million in payments to the City under the ALA II and MOU for the year ended December 31, 2022. Amortization expense, all of which was capitalized to inventories, totaled $0.1 million for the year ended December 31, 2022. As also defined in the agreements, HF El Toro will have the right to receive up to an additional $40.0 million in CFD reimbursements for public infrastructure components of the Great Park Improvements.

During 2019, the Company and the City entered into an amendment to ALA II. The amendment altered the scope of the Great Park Improvements to include water polo, basketball and volleyball facilities that would initially be paid for by the Company and ultimately reimbursed to the Company by the CFD.
In October 2022, the Company and the City entered into the Framework Plan Implementation Agreement (“FPIA”). The FPIA terminates ALA II, as amended, upon the effective date of the FPIA and restructures the Company’s remaining development obligations to the City. Additionally, the Company agreed to pay $18.0 million to the City upon the City completing certain administrative steps but no sooner than 2025. The FPIA became effective on May 16, 2023, subsequent to the completion of a series of approvals and administrative actions in connection with the formation of the new City of Irvine Communities Facilities District No. 2013-3B (“CFD 2013-3B”). CFD 2013-3B replaced the existing CFD for those development districts where development by the Company has not yet occurred. Upon the effective date of the FPIA, the Company’s remaining obligations under the ALA II were terminated. As of December 31, 2023, the carrying balance of amounts payable to the City related to the FPIA totaled $18.0 million and is included within accounts payable and other liabilities on the consolidated balance sheets.
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
9.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through March 1, 2024 the date the consolidated financial statements were issued, and has determined that, other than as disclosed, no events or transactions have occurred subsequent to December 31, 2023 that require adjustments to or disclosure in the Company’s consolidated financial statements.
* * * * * *