Form 10-Q
period 2024-03-31
Five Point Holdings, LLC
filed 2024-04-22
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 12, 2024, 69,358,504 Class A common shares and 79,233,544 Class B common shares were outstanding.

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
Please see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as other risks and uncertainties detailed from time to time in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission, for a more detailed discussion of these and other risks.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
INVENTORIES	$2,250,070	$2,213,479
INVESTMENT IN UNCONSOLIDATED ENTITIES	246,406	252,816
PROPERTIES AND EQUIPMENT, NET	29,104	29,145
INTANGIBLE ASSET, NET—RELATED PARTY	23,190	25,270
CASH AND CASH EQUIVALENTS	232,684	353,801
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	992	992
RELATED PARTY ASSETS	81,759	83,970
OTHER ASSETS	7,528	9,815
TOTAL	$2,871,733	$2,969,288

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$523,321	$622,186
Accounts payable and other liabilities	77,853	81,649
Related party liabilities	76,128	78,074
Deferred income tax liability, net	7,975	7,067
Payable pursuant to tax receivable agreement	173,351	173,208
Total liabilities	858,628	962,184

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: March 31, 2024—69,358,504 shares; December 31, 2023—69,199,938 shares
Class B common shares; No par value; Issued and outstanding: March 31, 2024—79,233,544 shares; December 31, 2023—79,233,544 shares
Contributed capital	592,227	591,606
Retained earnings	91,106	88,780
Accumulated other comprehensive loss	(2,327)	(2,332)
Total members’ capital	681,006	678,054
Noncontrolling interests	1,307,099	1,304,050
Total capital	1,988,105	1,982,104
TOTAL	$2,871,733	$2,969,288

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Land sales	$535	$(25)
Land sales—related party	(3)	624
Management services—related party	8,726	4,236
Operating properties	677	866
Total revenues	9,935	5,701
COSTS AND EXPENSES:
Land sales	—	—
Management services	3,896	2,366
Operating properties	990	1,172
Selling, general, and administrative	12,916	13,752
Total costs and expenses	17,802	17,290
OTHER INCOME (EXPENSE):
Interest income	3,225	836
Miscellaneous	(5,907)	(21)
Total other (expense) income	(2,682)	815
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	17,586	1,048
INCOME (LOSS) BEFORE INCOME TAX PROVISION	7,037	(9,726)
INCOME TAX PROVISION	(954)	(8)
NET INCOME (LOSS)	6,083	(9,734)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,757	(5,198)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$2,326	$(4,536)

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$0.03	$(0.07)
Diluted	$0.03	$(0.07)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	69,058,585	68,705,223
Diluted	145,876,835	68,706,164
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$0.00	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,233,544

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
NET INCOME (LOSS)	$6,083	$(9,734)
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net income (loss)	14	41
Other comprehensive income before taxes	14	41
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	(2)	—
OTHER COMPREHENSIVE INCOME—Net of tax	12	41
COMPREHENSIVE INCOME (LOSS)	6,095	(9,693)
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,762	(5,183)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$2,333	$(4,510)

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2023	69,199,938	79,233,544	$591,606	$88,780	$(2,332)	$678,054	$1,304,050	$1,982,104
Net income	—	—	—	2,326	—	2,326	3,757	6,083
Share-based compensation expense	—	—	832	—	—	832	—	832
Reacquisition of share-based compensation awards for tax-withholding purposes	(282,883)	—	(823)	—	—	(823)	—	(823)
Issuance of share-based compensation awards	158,940	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	282,509	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $2	—	—	—	—	7	7	5	12
Adjustment to liability recognized under tax receivable agreement—net of tax of $40	—	—	(103)	—	—	(103)	—	(103)
Adjustment of noncontrolling interest in the Operating Company	—	—	715	—	(2)	713	(713)	—
BALANCE - March 31, 2024	69,358,504	79,233,544	$592,227	$91,106	$(2,327)	$681,006	$1,307,099	$1,988,105

BALANCE - December 31, 2022	69,068,354	79,233,544	$587,733	$33,386	$(2,988)	$618,131	$1,249,916	$1,868,047
Net loss	—	—	—	(4,536)	—	(4,536)	(5,198)	(9,734)
Share-based compensation expense	—	—	763	—	—	763	—	763
Reacquisition of share-based compensation awards for tax-withholding purposes	(83,660)	—	(202)	—	—	(202)	—	(202)
Issuance of share-based compensation awards, net of forfeitures	215,244	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	26	26	15	41
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(1,974)	(1,974)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(140)	—	—	(140)	—	(140)
Adjustment of noncontrolling interest in the Operating Company	—	—	550	—	(2)	548	(548)	—
BALANCE - March 31, 2023	69,199,938	79,233,544	$588,704	$28,850	$(2,964)	$614,590	$1,242,211	$1,856,801

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,083	$(9,734)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in earnings from unconsolidated entities	(17,586)	(1,048)
Return on investment from Great Park Venture	17,657	—
Deferred income taxes	946	—
Depreciation and amortization	2,870	2,018
Share-based compensation	832	763
Changes in operating assets and liabilities:
Inventories	(35,358)	(20,999)
Related party assets	1,598	(575)
Other assets	2,145	2,996
Accounts payable and other liabilities	(3,665)	5,951
Related party liabilities	(1,946)	(1,010)
Net cash used in operating activities	(26,424)	(21,638)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	6,226	—
Return of investment from Valencia Landbank Venture	113	68
Purchase of properties and equipment	(92)	—
Net cash provided by investing activities	6,247	68
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(117)	—
Related party reimbursement obligation	—	(1,448)
Reacquisition of share-based compensation awards for tax-withholding purposes	(823)	(202)
Repayments of notes payable	(100,000)	—
Tax distributions to noncontrolling interests	—	(1,974)
Net cash used in financing activities	(100,940)	(3,624)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(121,117)	(25,194)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	354,793	132,763
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$233,676	$107,569
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
The Company has an entity structure in which the Company’s two largest equity owners, Lennar Corporation (“Lennar”) and Castlelake, LP (“Castlelake”), and the Company’s founder and Chairman Emeritus, Emile Haddad, separately hold, in addition to interests in the Company’s common shares, equity interests in either or both the Operating Company or the San Francisco Venture that can be exchanged for, at the Company’s option, either the Company’s Class A common shares or cash. The diagram below presents a simplified depiction of the Company’s organizational structure as of March 31, 2024:

Five Point Holdings, LLC
Lennar, Castlelake and Emile Haddad
Limited Partner
Managing General Partner
Five Point Opco GP, LLC
Five Point Operating Company, LP (1)
Manager 100% Class B (2)
100% (3)
Administrative Member 37.5% (4)
Manager 75% (5)
San Francisco Venture
FPL
Great Park Venture
Gateway Commercial Venture
Candlestick and The San Francisco Shipyard
Valencia
Great Park Neighborhoods
Five Point Gateway Campus

(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of March 31, 2024, the Company owned approximately 62.6% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Until Class A Common Units of the Operating Company are exchanged or redeemed, the capital associated with Class A Common Units of the Operating Company not held by the Holding Company is presented within “noncontrolling interests” on the Company’s condensed consolidated balance sheet. Assuming the exchange of all outstanding Class A Common Units of the Operating Company and all outstanding Class A units of the San Francisco Venture (see (2)

below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on April 12, 2024 ($3.17), the equity market capitalization of the Company was approximately $471.1 million.
(2) The Operating Company owns all of the outstanding Class B units of the San Francisco Venture, the entity developing the Candlestick and The San Francisco Shipyard communities. The Class A units of the San Francisco Venture, which the Operating Company does not own, are intended to be economically equivalent to Class A Common Units of the Operating Company. As the holder of all outstanding Class B units of the San Francisco Venture, the Operating Company is entitled to receive 99% of available cash from the San Francisco Venture after the holders of Class A units in the San Francisco Venture have received distributions equivalent to the distributions, if any, paid on Class A Common Units of the Operating Company. Class A units of the San Francisco Venture can be exchanged, on a one-for-one basis, for Class A Common Units of the Operating Company (See Note 5). Until exchanged or redeemed through the Operating Company, the capital associated with Class A units of the San Francisco Venture is presented within “noncontrolling interests” on the Company’s condensed consolidated balance sheet.
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
(4) Interests in Heritage Fields LLC, a Delaware limited liability company (the “Great Park Venture”), are either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests were entitled to receive priority distributions up to an aggregate amount of $565.0 million, of which $554.4 million had been distributed as of April 12, 2024 (See Note 4). The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in its condensed consolidated financial statements.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the operating results and cash flows that may be expected for the full year.
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

Miscellaneous other expense—Miscellaneous other expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Net periodic pension benefit (cost)	$24	$(21)
Other(1)	(5,931)	—
Total miscellaneous other expense	$(5,907)	$(21)
(1) In January 2024, the Company settled an exchange offer on its $625.0 million 7.875% Senior Notes (see Note 9). For the three months ended March 31, 2024, the Company incurred $5.9 million in third party costs related to the debt modification, which is included in other in the table above.
Recently issued accounting pronouncements—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which primarily requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the effect of this update on the Company’s financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which primarily requires expanded disclosures for income taxes paid and the effective tax rate reconciliation. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retrospective basis. The Company is currently evaluating the effect of this update on the Company’s financial statement disclosures.

3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (in thousands):

	Three Months Ended March 31, 2024
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$532	$—	$—	$—	$532
Management services—related party	—	—	8,613	113	8,726
Operating properties	75	—	—	—	75
	607	—	8,613	113	9,333
Operating properties leasing revenues	434	168	—	—	602
	$1,041	$168	$8,613	$113	$9,935

	Three Months Ended March 31, 2023
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$599	$—	$—	$—	$599
Management services—related party	—	—	4,129	107	4,236
Operating properties	358	—	—	—	358
	957	—	4,129	107	5,193
Operating properties leasing revenues	346	162	—	—	508
	$1,303	$162	$4,129	$107	$5,701
(1) The tables above do not include revenues of the Great Park Venture and the Gateway Commercial Venture, which are included in the Company’s reporting segment totals (see Notes 4 and 13).
The opening and closing balances of the Company’s contract assets for the three months ended March 31, 2024 were $72.1 million ($69.1 million related party, see Note 8) and $69.7 million ($67.5 million related party, see Note 8), respectively. The decrease of $2.4 million for the three months ended March 31, 2024 between the opening and closing balances of the Company’s contract assets primarily resulted from the receipt of marketing fees from homebuilders from prior period land sales and the receipt of $7.2 million in incentive compensation payments from the Great Park Venture partially offset by additional incentive compensation revenue earned during the period from the Company's amended and restated development management agreement (“A&R DMA”) with the Great Park Venture (see Note 8).
The opening and closing balances of the Company’s contract assets for the three months ended March 31, 2023 were $86.5 million ($79.9 million related party, see Note 8) and $86.0 million ($80.4 million related party, see Note 8), respectively. The decrease of $0.5 million for the three months ended March 31, 2023 between the opening and closing balances of the Company’s contract assets primarily resulted from the receipt of marketing fees from homebuilders from prior period land sales offset by additional incentive compensation revenue earned during the period from the Company's A&R DMA with the Great Park Venture (see Note 8).
The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the three months ended March 31, 2024 and 2023 were insignificant.
4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture has two classes of membership interests—“Percentage Interests” and “Legacy Interests.” The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of March 31, 2024. During the three months ended March 31, 2024, the Great Park Venture made aggregate distributions of $7.5 million to holders of Legacy Interests and $63.7 million to holders of Percentage Interests. The Company received $23.9 million for its 37.5% Percentage Interest. As of March 31, 2024, Legacy Interest holders were entitled to receive a maximum of $10.6 million in distributions to be paid pro-rata with Percentage Interest holders. Approximately 10% of future distributions will be paid to the Legacy Interest holders until such time as the remaining balance has been fully paid. The holders of the Percentage Interests will receive all other distributions.

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
During the three months ended March 31, 2024, the Great Park Venture recognized $11.9 million in land sale revenues to related parties of the Company and $80.8 million in land sale revenues to third parties.
During the three months ended March 31, 2023, the Great Park Venture recognized $5.5 million in land sale revenues to related parties of the Company and $3.1 million in land sale revenues to third parties.
The following table summarizes the statements of operations of the Great Park Venture for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Land sale and related party land sale revenues	$92,709	$8,600
Cost of land sales	(29,958)	—
Other costs and expenses	(9,622)	(5,857)
Net income of Great Park Venture	$53,129	$2,743
The Company’s share of net income	$19,923	$1,029
Basis difference (amortization) accretion, net	(2,266)	133
Equity in earnings from Great Park Venture	$17,657	$1,162
The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Inventories	$373,386	$391,352
Cash and cash equivalents	52,546	61,054
Contract assets, receivables and other assets, net	164,949	166,793
Total assets	$590,881	$619,199
Accounts payable and other liabilities	$174,552	$184,847
Redeemable Legacy Interests	10,612	18,075
Capital (Percentage Interest)	405,717	416,277
Total liabilities and capital	$590,881	$619,199
The Company’s share of capital in Great Park Venture	$152,144	$156,105
Unamortized basis difference	55,416	57,681
The Company’s investment in the Great Park Venture	$207,560	$213,786

Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of March 31, 2024. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.

The Gateway Commercial Venture owns one commercial office building and approximately 50 acres of commercial land with additional development rights at a 73 acre office, medical, research and development campus located within the Great Park Neighborhoods (the “Five Point Gateway Campus”). The Five Point Gateway Campus consists of four buildings totaling approximately one million square feet. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture, and during the three months ended March 31, 2024 and 2023, the Gateway Commercial Venture recognized $2.5 million and $2.2 million, respectively, in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Rental revenues	$2,549	$2,154
Rental operating and other expenses	(968)	(910)
Depreciation and amortization	(1,003)	(994)
Interest expense	(694)	(533)
Net loss of Gateway Commercial Venture	$(116)	$(283)
Equity in loss from Gateway Commercial Venture	$(87)	$(212)
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Real estate and related intangible assets, net	$75,715	$76,719
Cash and restricted cash	5,716	5,574
Other assets	4,418	3,554
Total assets	$85,849	$85,847
Notes payable, net	$28,797	$28,850
Other liabilities	6,794	6,623
Members’ capital	50,258	50,374
Total liabilities and capital	$85,849	$85,847
The Company’s investment in the Gateway Commercial Venture	$37,694	$37,781
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
Valencia Landbank Venture
As of March 31, 2024, the Company owned a 10% interest in the Valencia Landbank Venture, an entity organized in December 2020 for the purpose of taking assignment from homebuilders of purchase and sale agreements for the purchase of residential lots within the Valencia community. The Valencia Landbank Venture concurrently enters into option and development agreements with homebuilders pursuant to which the homebuilders retain the option to purchase the land to construct and sell homes. The Company does not have a controlling financial interest in the Valencia Landbank Venture, however, the Company has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member, and therefore the Company accounts for its investment in the Valencia Landbank Venture using the equity method. At each of March 31, 2024 and December 31, 2023, the Company’s investment in the Valencia Landbank Venture was $1.2 million, and the Company recognized $16.0 thousand and $0.1 million in equity in earnings for the three months ended March 31, 2024 and 2023, respectively.
5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at March 31, 2024, the Holding Company and its wholly owned subsidiary owned approximately 62.6% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.4% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar, affiliates of Castlelake and an entity controlled by Emile Haddad, the Company’s Chairman Emeritus of the Board of Directors (the “Management Partner”).
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
During the three months ended March 31, 2024 and 2023, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.
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
Tax distributions to the partners of the Operating Company for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Management Partner	$—	$1,974
Other partners (excluding the Holding Company)	—	—
Total tax distributions	$—	$1,974
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
Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos community facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At March 31, 2024 and December 31, 2023, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the condensed consolidated balance sheets.
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
As of March 31, 2024, the San Francisco Venture had total combined assets of $1.38 billion, primarily comprised of $1.37 billion of inventories and $0.9 million in related party assets, and total combined liabilities of $66.7 million, including $60.0 million in related party liabilities.
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
As of March 31, 2024, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $877.3 million of inventories, $23.2 million of intangibles and $67.5 million in related party assets, and total combined liabilities of $56.0 million, including $54.1 million in accounts payable and other liabilities and $1.9 million in related party liabilities.
As of December 31, 2023, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $855.6 million of inventories, $25.3 million of intangibles and $69.1 million in related party assets, and total combined liabilities of $60.0 million, including $57.3 million in accounts payable and other liabilities and $2.7 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the three months ended March 31, 2024 and 2023, there were no VIEs that were deconsolidated.

7.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture. The intangible asset will be amortized over the expected contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(106,515)	(104,435)
Net book value	$23,190	$25,270
Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $2.1 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Great Park segment.
8.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Related Party Assets:
Contract assets (see Note 3)	$67,470	$69,068
Operating lease right-of-use asset (corporate office lease at Five Point Gateway Campus)	13,427	14,040
Other	862	862
	$81,759	$83,970
Related Party Liabilities:
Reimbursement obligation	$60,047	$59,378
Payable to holders of Management Company’s Class B interests	1,073	1,828
Operating lease liability (corporate office lease at Five Point Gateway Campus)	10,564	10,974
Accrued advisory fees	3,275	4,725
Other	1,169	1,169
	$76,128	$78,074
Development Management Agreement with the Great Park Venture (Incentive Compensation Contract Asset)
In 2010, the Great Park Venture, the Company’s equity method investee, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The compensation structure in place consists of a base fee and incentive compensation. Incentive compensation is 9% of distributions available to be made by the Great Park Venture to its Legacy and Percentage Interest Holders. In December 2022, the Company and the Great Park Venture entered into an amendment to the A&R DMA to extend the term to December 31, 2024 (the “First Renewal Term”). If the A&R DMA is not extended by mutual agreement of the parties beyond December 31, 2024 and the Company is no longer providing management services subsequent to December 31, 2024, the Company will be entitled to 6.75% of distributions paid thereafter.
During the three months ended March 31, 2024, the Great Park Venture made a Legacy Incentive Compensation payment to the Company of $0.8 million and a Non-Legacy Incentive Compensation payment of $6.4 million. Upon receiving the Legacy Incentive Compensation payment, the Company distributed the $0.8 million in proceeds to the holders of the Management Company's Class B interests.
At March 31, 2024 and December 31, 2023, included in contract assets in the table above is $64.5 million and $66.1 million, respectively, attributed to incentive compensation revenue recognized but not yet due (see Note 3). Management fee revenues under the A&R DMA are included in management services—related party in the accompanying condensed consolidated statements of operations and are included in the Great Park segment. Management fee revenues under the A&R DMA were $8.6 million and $4.1 million for the three months ended March 31, 2024 and 2023, respectively.

9.    NOTES PAYABLE, NET
At March 31, 2024 and December 31, 2023, notes payable, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
10.500% initial rate New Senior Notes due 2028	$523,494	$—
7.875% Senior Notes due 2025	1,500	625,000
Unamortized premium	541	—
Unamortized debt issuance costs	(2,214)	(2,814)
	$523,321	$622,186
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
On January 16, 2024, the Issuers settled an exchange offer to exchange any and all of the Senior Notes for new 10.500% initial rate senior notes due January 15, 2028 (the “New Senior Notes”). Pursuant to the exchange offer, the Issuers exchanged $623.5 million aggregate principal amount of Senior Notes, which represented 99.76% of the existing Senior Notes outstanding immediately prior to the exchange offer, for $523.5 million aggregate principal amount of New Senior Notes and $100.0 million of aggregate cash consideration, plus accrued interest. The New Senior Notes accrue interest at a rate of 10.500% per annum from and including January 16, 2024 to, but not including, November 15, 2025, 11.000% per annum from and including November 15, 2025 to, but not including, November 15, 2026, and 12.000% per annum from and including November 15, 2026 to, but not including, January 15, 2028. Interest on the New Senior Notes is payable semi-annually on each May 15 and November 15, commencing May 15, 2024. The exchange was accounted for as a debt modification under ASC 470-50 as the terms of the New Senior Notes were not substantially different from the terms of the Senior Notes. Under debt modification accounting, third party costs are expensed as incurred. During the three months ended March 31, 2024, the Company expensed $5.9 million in third party transaction and advisory costs incurred in connection with the exchange. Debt issuance costs and premium are amortized over the term of the New Senior Notes using the effective interest method. The New Senior Notes are guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Operating Company and are redeemable at the option of the Issuers, in whole or in part, at a declining call premium as set forth in the indenture governing the New Senior Notes, plus accrued and unpaid interest.
Revolving Credit Facility
The Operating Company has a $125.0 million unsecured revolving credit facility that matures in April 2026. Any borrowings under the revolving credit agreement will bear interest at CME Term Secured Overnight Financing Rate 1 Month increased by 0.10% plus a margin of either 2.25% or 2.50% based on the Company's leverage ratio. The revolving credit facility may be further extended to April 2027, subject to the satisfaction of certain conditions, including the approval of the administrative agent and lenders. As of March 31, 2024, no borrowings or letters of credit were outstanding on the Operating Company’s revolving credit facility.
10.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At March 31, 2024 and December 31, 2023, the Company’s condensed consolidated balance sheets included liabilities of $173.4 million and $173.2 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. No TRA payments were made during the three months ended March 31, 2024 or 2023.

11.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business. The operations of the Company are conducted through the Operating Company and its subsidiaries, and in some cases, the Holding Company will guarantee the payment by or performance of the Operating Company or its subsidiaries. The Company has operating leases for its corporate office and other facilities and the Holding Company is a guarantor to some of these lease agreements. Operating lease right-of-use assets are included in other assets or related party assets, and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the condensed consolidated balance sheets and were as follows as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets ($13,427 and $14,040 related party, respectively)	$15,313	$16,002
Operating lease liabilities ($10,564 and $10,974 related party, respectively)	$12,380	$12,755
In addition to operating lease payment guarantees, the Holding Company had other contractual payment guarantees as of March 31, 2024 totaling $8.3 million.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain of the Company’s development obligations. The Company had outstanding performance bonds of $298.9 million and $306.9 million as of March 31, 2024 and December 31, 2023, respectively.
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
At each of March 31, 2024 and December 31, 2023, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Letters of Credit
At each of March 31, 2024 and December 31, 2023, the Company had outstanding letters of credit totaling $1.0 million. These letters of credit were issued to secure various development and financial obligations. At each of March 31, 2024 and December 31, 2023, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under certain of the letters of credit agreements.
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
12.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$8,320	$706
Noncash lease expense	$689	$1,116

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to operating lease right-of-use assets from lease modification	$—	$(773)
Adjustment to liability recognized under TRA	$143	$140
Senior Notes due 2025 exchanged for New Senior Notes due 2028 (see Note 9)	$523,500	$—
Noncash lease expense is included within the depreciation and amortization adjustment to net income (loss) on the Company’s condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$232,684	$106,577
Restricted cash and certificates of deposit	992	992
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$233,676	$107,569
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
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of March 31, 2024, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers, sales of homes constructed and marketed under a fee build arrangement, and management services provided by the Company to the Great Park Venture.

• Commercial—includes the operations of the Gateway Commercial Venture, which owns an approximately 189,000 square foot office building at the Five Point Gateway Campus. The Five Point Gateway Campus is an office, medical and research and development campus located within the Great Park Neighborhoods and consists of four buildings and surrounding land. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture. The Gateway Commercial Venture also owns approximately 50 acres of the surrounding commercial land with additional development rights at the campus. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture. As of March 31, 2024, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture at the historical basis of the venture.
     Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)
	Three Months Ended March 31,
	2024	2023	2024	2023
Valencia	$1,041	$1,303	$(3,103)	$(2,439)
San Francisco	168	162	(952)	(1,030)
Great Park	101,322	12,729	57,846	4,506
Commercial	2,662	2,261	(3)	(176)
Total reportable segments	105,193	16,455	53,788	861
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(92,709)	(8,600)	(53,129)	(2,743)
Gateway Commercial Venture (1)	(2,549)	(2,154)	116	283
Add equity in earnings (losses) from unconsolidated entities—
Great Park Venture	—	—	17,657	1,162
Gateway Commercial Venture	—	—	(87)	(212)
Corporate and unallocated (2)	—	—	(12,262)	(9,085)
Total consolidated balances	$9,935	$5,701	$6,083	$(9,734)
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
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, deferred tax provision and Senior Notes exchange costs.

Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	March 31, 2024	December 31, 2023
Valencia	$916,287	$895,983
San Francisco	1,375,057	1,360,036
Great Park	678,692	710,665
Commercial	85,849	85,847
Total reportable segments	3,055,885	3,052,531
Reconciling items:
Removal of unconsolidated balances of Great Park Venture (1)	(590,881)	(619,199)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(85,849)	(85,847)
Other eliminations (2)	(108)	(174)
Add investment balance in Great Park Venture	207,560	213,786
Add investment balance in Gateway Commercial Venture	37,694	37,781
Corporate and unallocated (3)	247,432	370,410
Total consolidated balances	$2,871,733	$2,969,288

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
(3) Corporate and unallocated assets consist of cash and cash equivalents, receivables, right-of-use assets and prepaid expenses.
14.     SHARE-BASED COMPENSATION
The following table summarizes share-based equity compensation activity for the three months ended March 31, 2024:

	Share-Based Awards (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2024	4,409	$2.13
Granted	2,873	$2.58
Forfeited	—	$—
Vested	(760)	$4.83
Nonvested at March 31, 2024	6,522	$2.02
Share-based compensation expense was $0.8 million for each of the three months ended March 31, 2024 and 2023. Share-based compensation expense is included in selling, general, and administrative expenses on the accompanying condensed consolidated statements of operations.
The estimated fair value at vesting of share-based awards that vested during the three months ended March 31, 2024 was $2.2 million. During the three months ended March 31, 2024 and 2023, the Company reacquired vested restricted Class A common shares for $0.8 million and $0.2 million, respectively, for the purpose of settling tax withholding obligations of employees. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.
15.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.

The components of net periodic (benefit) cost for the three months ended March 31, 2024 and 2023, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net periodic (benefit) cost:
Interest cost	$191	$202
Expected return on plan assets	(229)	(222)
Amortization of net actuarial loss	14	41
Net periodic (benefit) cost	$(24)	$21
Net periodic (benefit) cost does not include a service cost component as a result of the Retirement Plan being frozen. All other components of net periodic benefit are included in other income on the condensed consolidated statements of operations.
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
During the three months ended March 31, 2024, the Company recorded a $1.0 million provision for income taxes on pre-tax income of $7.0 million. In the three months ended March 31, 2023, the Company recorded no provision or benefit for income taxes (after application of an increase in the Company’s valuation allowance) on pre-tax loss of $9.7 million. The effective tax rate for the three months ended March 31, 2024 was higher than in the three months ended March 31, 2023 primarily due to the Company’s valuation allowance, which was released during the year ended December 31, 2023. The effective tax rates for both the three months ended March 31, 2024 and 2023 differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the disallowance of executive compensation expenses not deductible for tax and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both March 31, 2024 and December 31, 2023.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At March 31, 2024, the estimated fair value of notes payable, net was $540.0 million, compared to a carrying value of $523.3 million. At December 31, 2023, the estimated fair value of notes payable, net was $622.7 million, compared to a carrying value of $622.2 million. During the three months ended March 31, 2024 and 2023, the Company had no assets that were measured at fair value on a nonrecurring basis.

18.    EARNINGS PER SHARE
The Company uses the two-class method in its computation of earnings per share. The Company’s Class A common shares and Class B common shares are entitled to receive distributions at different rates, with each Class B common share receiving 0.03% of the distributions paid on each Class A common share. Under the two-class method, the Company’s net income available to common shareholders is allocated between the two classes of common shares on a fully-distributed basis and reflects residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, the Company determined that both classes share in the Company’s losses, and they share in the losses using the same mechanism as the distributions. The Company also has restricted share awards that have a right to non-forfeitable dividends while unvested and are contemplated as participating when the Company is in a net income position. These awards participate in distributions on a basis equivalent to other Class A common shares but do not participate in losses.
No distributions on common shares were declared for the three months ended March 31, 2024 or 2023.
Diluted income (loss) per share calculations for both Class A common shares and Class B common shares contemplate adjustments to the numerator and the denominator under the if-converted method for the convertible Class B common shares, the exchangeable Class A units of the San Francisco Venture and the exchangeable Class A Common Units of the Operating Company. The Company uses the treasury stock method or the two-class method when evaluating dilution for restricted stock units (“RSUs”), restricted shares, and performance restricted units and shares. The more dilutive of the two methods is included in the calculation for diluted income (loss) per share.

The following table summarizes the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2024 and 2023 (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss) attributable to the Company	$2,326	$(4,536)
Adjustments to net income (loss) attributable to the Company	3	13
Net income (loss) attributable to common shareholders	$2,329	$(4,523)
Numerator—basic common shares:
Net income (loss) attributable to common shareholders	$2,329	$(4,523)
Less: net income allocated to participating securities	3	—
Allocation of basic net income (loss) among common shareholders	$2,326	$(4,523)
Numerator for basic net income (loss) available to Class A common shareholders	$2,325	$(4,522)
Numerator for basic net income (loss) available to Class B common shareholders	$1	$(1)
Numerator—diluted common shares:
Net income (loss) attributable to common shareholders	$2,329	$(4,523)
Reallocation of income (loss) from dilutive potential securities	2,531	(85)
Less: net income allocated to participating securities	3	—
Allocation of diluted net income (loss) among common shareholders	$4,857	$(4,608)
Numerator for diluted net income (loss) available to Class A common shareholders	$4,856	$(4,607)
Numerator for diluted net income (loss) available to Class B common shareholders	$1	$(1)
Denominator:
Basic weighted average Class A common shares outstanding	69,058,585	68,705,223
Diluted weighted average Class A common shares outstanding	145,876,835	68,706,164
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,233,544
Basic earnings (loss) per share:
Class A common shares	$0.03	$(0.07)
Class B common shares	$0.00	$(0.00)
Diluted earnings (loss) per share:
Class A common shares	$0.03	$(0.07)
Class B common shares	$0.00	$(0.00)

Anti-dilutive potential RSUs	—	847,532
Anti-dilutive potential Performance RSUs	4,509,646	3,123,408
Anti-dilutive potential Restricted Shares (weighted average)	—	346,030
Anti-dilutive potential Class A common shares from exchanges (weighted average)	3,137,134	76,120,180

19.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.3 million and $2.3 million at March 31, 2024 and December 31, 2023, respectively, net of tax benefits of $0.6 million and $0.6 million, respectively. Accumulated other comprehensive loss of $1.5 million and $1.5 million is included in noncontrolling interests at March 31, 2024 and December 31, 2023, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net income (loss) attributable to the Company related to amortization of net actuarial losses were approximately $7,000 and $25,000, net of taxes, for the three months ended March 31, 2024 and 2023, respectively, and are included in other miscellaneous expense in the accompanying condensed consolidated statements of operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 of this report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. “Us,” “we,” and “our” refer to Five Point Holdings, LLC, together with its consolidated subsidiaries. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as other risks and uncertainties detailed from time to time in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission. Actual results could differ materially from those set forth in any forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of March 31, 2024, approximately 62.6% of the operating company. The operating company directly or indirectly owns equity interests in:
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

Operational Highlights
During the first quarter of 2024, we continued to focus on execution of our three main priorities: generating revenue and positive cash flow; controlling our selling, general and administrative (“SG&A”) costs; and managing our capital spend to match near-term revenue opportunities. Our consolidated net income was $6.1 million for the three months ended March 31, 2024, compared to a net loss of $9.7 million for the three months ended March 31, 2023. SG&A expenses totaled $12.9 million for the first quarter of 2024, compared to $13.8 million for the three months ended March 31, 2023.
The Great Park Venture, in which we have a 37.5% percentage interest and manage all aspects of the development cycle, closed the sale of 82 homesites on 11.6 acres at the Great Park Neighborhoods in the first quarter of 2024 for an aggregate gross purchase price of $74.6 million. We received $30.3 million in distributions and related payments from the Great Park Venture for both our ownership interests and incentive management fee compensation.
Although the interest rate environment remains challenging, we believe that the lack of resale inventory in our markets, created in part by high interest rates, will help sustain home buyer activity at our master planned communities. At Valencia, guest builders sold 62 homes during the first quarter of 2024, compared to 31 homes in the fourth quarter of 2023, increasing total homes sold to 1,312 since sales began in May 2021. At the Great Park Neighborhoods, guest builders sold a total of 69 homes during the first quarter of 2024, compared to 76 homes in the fourth quarter of 2023. We believe the reduction in home sales at the Great Park Neighborhoods was due largely to a lack of available inventory during the first quarter of 2024. We anticipate additional inventory becoming available for sale over the course of 2024.
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
At March 31, 2024, we had $232.7 million in cash and $125.0 million available under our revolving credit facility, giving us total liquidity of $357.7 million.

Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
The following table summarizes our consolidated historical results of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$535	$(25)
Land sales—related party	(3)	624
Management services—related party	8,726	4,236
Operating properties	677	866
Total revenues	9,935	5,701
Costs and expenses
Land sales	—	—
Management services	3,896	2,366
Operating properties	990	1,172
Selling, general, and administrative	12,916	13,752
Total costs and expenses	17,802	17,290
Other income (expense)
Interest income	3,225	836
Miscellaneous	(5,907)	(21)
Total other (expense) income	(2,682)	815
Equity in earnings from unconsolidated entities	17,586	1,048
Income (loss) before income tax provision	7,037	(9,726)
Income tax provision	(954)	(8)
Net income (loss)	6,083	(9,734)
Less net income (loss) attributable to noncontrolling interests	3,757	(5,198)
Net income (loss) attributable to the company	$2,326	$(4,536)

Revenues. Revenues increased by $4.2 million, or 74.3%, to $9.9 million for the three months ended March 31, 2024, from $5.7 million for the three months ended March 31, 2023. The increase in revenues was primarily due to an increase in management services revenue at our Great Park segment during the three months ended March 31, 2024.
Cost of management services. Cost of management services increased by $1.5 million, or 64.7%, to $3.9 million for the three months ended March 31, 2024, from $2.4 million for the three months ended March 31, 2023. The increase was primarily due to an increase in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. SG&A expenses decreased by $0.8 million, or 6.1%, to $12.9 million for the three months ended March 31, 2024, from $13.8 million for the three months ended March 31, 2023. The decrease was mainly attributable to a decrease in corporate general and administrative expenses.
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
Equity in earnings from unconsolidated entities was $17.6 million for the three months ended March 31, 2024, an increase from earnings of $1.0 million for the three months ended March 31, 2023. The increase was primarily a result of recognizing our share of the net income generated by the Great Park Venture from land sales during the three months ended March 31, 2024.
Income taxes. Pre-tax income of $7.0 million for the three months ended March 31, 2024 resulted in a $1.0 million tax provision. Pre-tax loss of $9.7 million for the three months ended March 31, 2023 resulted in no tax benefit (after application of an increase in our valuation allowance of $1.4 million). We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at March 31, 2024, it was more likely than not that the net deferred tax asset would be realizable, and we had no valuation allowance recorded. Our effective tax rate for the three months ended March 31, 2024 was substantially similar to our effective tax rate, before changes in valuation allowance, for the three months ended March 31, 2023.
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
The following tables reconcile the results of operations of our segments to our consolidated results for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$535	$—	$80,818	$—	$81,353	$—	$81,353	$(80,818)	$535
Land sales—related party	(3)	—	11,891	—	11,888	—	11,888	(11,891)	(3)
Management services—related party(2)	—	—	8,613	113	8,726	—	8,726	—	8,726
Operating properties	509	168	—	2,549	3,226	—	3,226	(2,549)	677
Total revenues	1,041	168	101,322	2,662	105,193	—	105,193	(95,258)	9,935
COSTS AND EXPENSES:
Land sales	—	—	29,958	—	29,958	—	29,958	(29,958)	—
Management services(2)	—	—	3,896	—	3,896	—	3,896	—	3,896
Operating properties	990	—	—	976	1,966	—	1,966	(976)	990
Selling, general, and administrative	3,194	1,135	2,939	1,029	8,297	8,587	16,884	(3,968)	12,916
Management fees—related party	—	—	8,162	—	8,162	—	8,162	(8,162)	—
Total costs and expenses	4,184	1,135	44,955	2,005	52,279	8,587	60,866	(43,064)	17,802
OTHER INCOME (EXPENSE):
Interest income	—	15	1,479	34	1,528	3,210	4,738	(1,513)	3,225
Interest expense	—	—	—	(694)	(694)	—	(694)	694	—
Miscellaneous	24	—	—	—	24	(5,931)	(5,907)	—	(5,907)
Total other income (expense)	24	15	1,479	(660)	858	(2,721)	(1,863)	(819)	(2,682)
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	16	—	—	—	16	—	16	17,570	17,586
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(3,103)	(952)	57,846	(3)	53,788	(11,308)	42,480	(35,443)	7,037
INCOME TAX PROVISION	—	—	—	—	—	(954)	(954)	—	(954)
SEGMENT (LOSS) PROFIT/NET INCOME	$(3,103)	$(952)	$57,846	$(3)	$53,788	$(12,262)	$41,526	$(35,443)	$6,083
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
Selling, general, and administrative. SG&A expenses increased by $0.5 million, or 20.7%, to $3.2 million for the three months ended March 31, 2024, from $2.6 million for the three months ended March 31, 2023. The increase was mainly attributable to an increase in community related selling and marketing expenses.
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

In October 2019, we received approval from the City of San Francisco on a revised development plan for the first phase of Candlestick that is currently planned to include up to approximately 750,000 square feet of office space, 1,600 homes, and 300,000 square feet of lifestyle amenities centered around retail and entertainment. As currently planned, Candlestick ultimately is expected to include up to approximately 7,000 homes.
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
Interests in the Great Park Venture are either “percentage interests” or “legacy interests.” Holders of the legacy interests were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions. The holders of percentage interests are entitled to all other distributions. During the three months ended March 31, 2024, the Great Park Venture made aggregate distributions of $7.5 million to holders of legacy interests and $63.7 million to holders of percentage interests. We received $23.9 million for our 37.5% percentage interest. As of December 31, 2021, the Great Park Venture had fully satisfied the $476.0 million priority distribution rights, and the remaining maximum participating legacy interest distribution rights at March 31, 2024 were $10.6 million. The remaining $10.6 million legacy interest will be paid on a pro-rata basis, with approximately 10% of future distributions paid to the holders of legacy interests and approximately 90% of such distributions paid to the holders of the percentage interests, until such time as the remaining balance has been fully paid.

Land sales and related party land sales revenues. Land sales and related party land sales revenues increased to $92.7 million for the three months ended March 31, 2024, from $8.6 million for the three months ended March 31, 2023. The increase was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 82 homesites on 11.6 acres during the three months ended March 31, 2024, compared to no land sales during the same period in 2023. The base purchase price was $74.6 million for the 2024 land sales. During the three months ended March 31, 2024 and 2023, revenues also included changes in estimates of variable consideration, including profit participation, from those amounts previously recorded by the Great Park Venture. During the three months ended March 31, 2024 and 2023, the Great Park Venture recognized $17.6 million and $8.2 million, respectively, in profit participation revenues received from homebuilders.
Cost of land sales. Cost of land sales for the three months ended March 31, 2024 was $30.0 million, compared to no cost of land sales for the three months ended March 31, 2023. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. The increase in management services related party revenue was mainly attributable to an increase in variable incentive compensation revenue recognized during the three months ended March 31, 2024. For the three months ended March 31, 2024 and 2023, we recognized $5.6 million and $1.1 million, respectively, attributable to variable incentive compensation, mostly as a result of changes in estimates of the amount of variable incentive compensation we expect to receive.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses increased by $1.5 million, or 64.7%, to $3.9 million for the three months ended March 31, 2024, from $2.4 million for the three months ended March 31, 2023. The increase was mainly attributable to an increase in intangible asset amortization expense recognized during the three months ended March 31, 2024.
Management fees—related party. Management fees increased by $3.7 million to $8.2 million for the three months ended March 31, 2024, from $4.5 million for the three months ended March 31, 2023. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to a change in the estimate of the amount of incentive compensation fees probable of being paid that resulted in a cumulative adjustment recognized during the three months ended March 31, 2024.
The table below reconciles the Great Park segment results to the equity in earnings from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Segment profit from operations	$57,846	$4,506
Less net income of management company attributed to the Great Park segment	4,717	1,763
Net income of the Great Park Venture	53,129	2,743
The Company’s share of net income of the Great Park Venture	19,923	1,029
Basis difference (amortization) accretion, net	(2,266)	133
Equity in earnings from the Great Park Venture	$17,657	$1,162

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
The table below reconciles the Commercial segment results to the equity in loss from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Segment loss from operations	$(3)	$(176)
Less net income of management company attributed to the Commercial segment	113	107
Net loss of the Gateway Commercial Venture	(116)	(283)
Equity in loss from the Gateway Commercial Venture	$(87)	$(212)
Liquidity and Capital Resources
As of March 31, 2024, we had $232.7 million of consolidated cash and cash equivalents, compared to $353.8 million at December 31, 2023. As of March 31, 2024, no funds had been drawn on and no letters of credit were outstanding on the operating company’s $125.0 million unsecured revolving credit facility.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. In January 2024, we exchanged $623.5 million of our existing 7.875% senior notes due November 2025 for $100.0 million in cash and $523.5 million in new 10.500% initial rate senior notes due January 2028. The new senior notes due January 2028 will accrue interest at a rate of 10.500% until November 2025, at a rate of 11.000% from November 2025 to November 2026, and at a rate of 12.000% from November 2026 through the maturity date. We entered into a reimbursement deferral agreement, effective as of November 1, 2023, to defer principal and interest payments under our related party reimbursement obligation through February 29, 2024. The term of the agreement was subsequently extended through July 31, 2024.
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
We had outstanding performance bonds of $298.9 million as of March 31, 2024 predominantly related to our Valencia community.
At March 31, 2024, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Outstanding LOCs totaled $1.0 million at both March 31, 2024 and December 31, 2023. At both March 31, 2024 and December 31, 2023, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of March 31, 2024, no capacity under the revolving credit facility was used to support LOCs.
We are a party to a tax receivable agreement (“TRA”) with current and former holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of certain tax attributes. We expect the TRA payments to be substantial. However, the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax. As of March 31, 2024, there were no amounts currently payable under the TRA and based on current projections, we do not expect to make any payments for the next several years.
Summary of Cash Flows
The following table outlines the primary components of net cash (used in) provided by operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating activities	$(26,424)	$(21,638)
Investing activities	6,247	68
Financing activities	(100,940)	(3,624)
Cash Flows from Operating Activities. Net cash used in operating activities was $26.4 million for the three months ended March 31, 2024, compared to $21.6 million net cash used in operating activities for the three months ended March 31, 2023. During the three months ended March 31, 2024, we received incentive compensation payments of $6.4 million under our development management agreement with the Great Park Venture. The payment is net of $0.8 million that we concurrently distributed to the holders of the management company's Class B units. Additionally, we received total distributions of $23.9 million from the Great Park Venture, of which $17.7 million is reflected as a return on our investment (operating activity) in the statement of cash flows with the balance reflected as an investing activity.
Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and SG&A costs. During the three months ended March 31, 2024, we paid $8.3 million for interest accrued through the settlement date on our existing 7.875% senior notes due November 2025 that were exchanged. The exchange of $523.5 million of our existing senior notes for new senior notes was accounted for as a debt modification under ASC 470-50. Under debt modification accounting, third party costs are expensed as incurred and reported as operating cash flows. Included in operating cash outflows during the three months ended March 31, 2024 is $7.6 million in third party transaction and advisory costs incurred in connection with the senior notes exchange. Our horizontal development costs for the three months ended March 31, 2023 were partially offset by $17.7 million in public financing reimbursements for public infrastructure development costs we incurred in Valencia.
Cash Flows from Investing Activities. Net cash provided by investing activities was $6.2 million for the three months ended March 31, 2024, compared to $0.1 million net cash provided by investing activities for the three months ended March 31, 2023.
During the three months ended March 31, 2024, we received total distributions of $23.9 million from the Great Park Venture, of which $6.2 million is reflected as a return of our investment (investing activity) in the statement of cash flows, with the balance reflected as an operating activity.
Cash Flows from Financing Activities. Net cash used in financing activities was $100.9 million for the three months ended March 31, 2024, compared to $3.6 million net cash used in financing activities for the three months ended March 31, 2023.
During the three months ended March 31, 2024, we repaid $100.0 million of our existing 7.875% senior notes due November 2025 in connection with our exchange transaction. For the three months ended March 31, 2023, in accordance with the operating company's limited partnership agreement, we made noncontrolling interest tax distributions of $2.0 million. We also made payments of $1.4 million to reduce our related party reimbursement obligation during the three months ended March 31, 2023. We used $0.8 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively, to net settle share-based compensation awards with employees for tax withholding purposes.
Changes in Capital Structure
During the three months ended March 31, 2024, our 62.6% ownership percentage in the operating company increased slightly primarily due to our issuance of shared-based compensation in the form of 0.2 million restricted Class A common shares and 0.3 million restricted share units that were settled for Class A common shares, partially offset by our reacquisition of approximately 0.3 million restricted Class A common shares from employees for income tax withholding purposes upon vesting. The issuances and settlements resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Class A units of the operating company:
Held by us	69,358,504	69,199,938
Held by noncontrolling interest members	41,363,271	41,363,271
	110,721,775	110,563,209
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	148,592,048	148,433,482
At March 31, 2024, we had 79,233,544 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed at our election for our Class A common shares or cash.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2024 as compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
As of March 31, 2024, we had outstanding consolidated net indebtedness of $523.3 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2024.
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
ITEM 1A.     Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition and results of operations. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the three months ended March 31, 2024:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2024 to January 31, 2024	143,742	$2.80	—	—
February 1, 2024 to February 29, 2024	—	—	—	—
March 1, 2024 to March 31, 2024	139,141	3.02	—	—
	282,883	$2.91	—	—
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

Date: April 19, 2024