Form 10-Q
period 2024-09-30
Five Point Holdings, LLC
filed 2024-10-18
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 11, 2024, 69,358,504 Class A common shares and 79,233,544 Class B common shares were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
INVENTORIES	$2,340,031	$2,213,479
INVESTMENT IN UNCONSOLIDATED ENTITIES	210,763	252,816
PROPERTIES AND EQUIPMENT, NET	29,466	29,145
INTANGIBLE ASSET, NET—RELATED PARTY	11,535	25,270
CASH AND CASH EQUIVALENTS	224,521	353,801
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	992	992
RELATED PARTY ASSETS	121,829	83,970
OTHER ASSETS	10,327	9,815
TOTAL	$2,949,464	$2,969,288

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$524,909	$622,186
Accounts payable and other liabilities	100,135	81,649
Related party liabilities	72,618	78,074
Deferred income tax liability, net	14,382	7,067
Payable pursuant to tax receivable agreement	173,351	173,208
Total liabilities	885,395	962,184

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: September 30, 2024—69,358,504 shares; December 31, 2023—69,199,938 shares
Class B common shares; No par value; Issued and outstanding: September 30, 2024—79,233,544 shares; December 31, 2023—79,233,544 shares
Contributed capital	594,204	591,606
Retained earnings	110,584	88,780
Accumulated other comprehensive loss	(2,313)	(2,332)
Total members’ capital	702,475	678,054
Noncontrolling interests	1,336,594	1,304,050
Total capital	2,039,069	1,982,104
TOTAL	$2,949,464	$2,969,288

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Land sales	$372	$60,694	$1,214	$60,685
Land sales—related party	—	—	—	595
Management services—related party	16,030	4,502	75,035	29,512
Operating properties	611	727	1,891	2,181
Total revenues	17,013	65,923	78,140	92,973
COSTS AND EXPENSES:
Land sales	—	38,967	—	38,967
Management services	4,256	2,371	19,467	14,419
Operating properties	1,231	1,351	4,099	4,321
Selling, general, and administrative	11,911	11,938	37,013	38,400
Total costs and expenses	17,398	54,627	60,579	96,107
OTHER INCOME (EXPENSE):
Interest income	2,595	2,413	8,575	4,542
Miscellaneous	24	1,074	(5,857)	1,033
Total other income	2,619	3,487	2,718	5,575
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	11,987	(622)	45,071	52,554
INCOME BEFORE INCOME TAX PROVISION	14,221	14,161	65,350	54,995
INCOME TAX PROVISION	(1,886)	(3)	(8,705)	(16)
NET INCOME	12,335	14,158	56,645	54,979
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,579	7,555	34,841	29,341
NET INCOME ATTRIBUTABLE TO THE COMPANY	$4,756	$6,603	$21,804	$25,638

NET INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$0.07	$0.10	$0.31	$0.37
Diluted	$0.07	$0.09	$0.31	$0.37
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	69,279,028	68,865,783	69,192,620	68,794,915
Diluted	146,565,417	145,312,266	146,394,307	145,064,113
NET INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,233,544	79,233,544	79,233,544

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$12,335	$14,158	$56,645	$54,979
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net income	14	41	41	122
Other comprehensive income before taxes	14	41	41	122
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	(1)	—	(5)	—
OTHER COMPREHENSIVE INCOME—Net of tax	13	41	36	122
COMPREHENSIVE INCOME	12,348	14,199	56,681	55,101
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,584	7,571	34,856	29,387
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$4,764	$6,628	$21,825	$25,714

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - June 30, 2024	69,358,504	79,233,544	$593,211	$105,828	$(2,321)	$696,718	$1,330,609	$2,027,327
Net income	—	—	—	4,756	—	4,756	7,579	12,335
Share-based compensation expense	—	—	993	—	—	993	—	993
Other comprehensive income—net of tax of $1	—	—	—	—	8	8	5	13
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(1,599)	(1,599)
BALANCE - September 30, 2024	69,358,504	79,233,544	$594,204	$110,584	$(2,313)	$702,475	$1,336,594	$2,039,069

BALANCE - June 30, 2023	69,199,938	79,233,544	$589,634	$52,421	$(2,939)	$639,116	$1,269,210	$1,908,326
Net income	—	—	—	6,603	—	6,603	7,555	14,158
Share-based compensation expense	—	—	917	—	—	917	—	917
Other comprehensive income—net of tax of $0	—	—	—	—	25	25	16	41
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(2,059)	(2,059)
BALANCE - September 30, 2023	69,199,938	79,233,544	$590,551	$59,024	$(2,914)	$646,661	$1,274,722	$1,921,383

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2023	69,199,938	79,233,544	$591,606	$88,780	$(2,332)	$678,054	$1,304,050	$1,982,104
Net income	—	—	—	21,804	—	21,804	34,841	56,645
Share-based compensation expense	—	—	2,809	—	—	2,809	—	2,809
Reacquisition of share-based compensation awards for tax-withholding purposes	(282,883)	—	(823)	—	—	(823)	—	(823)
Issuance of share-based compensation awards	158,940	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	282,509	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $5	—	—	—	—	21	21	15	36
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(1,599)	(1,599)
Adjustment to liability recognized under tax receivable agreement—net of tax of $40	—	—	(103)	—	—	(103)	—	(103)
Adjustment of noncontrolling interest in the Operating Company	—	—	715	—	(2)	713	(713)	—
BALANCE - September 30, 2024	69,358,504	79,233,544	$594,204	$110,584	$(2,313)	$702,475	$1,336,594	$2,039,069

BALANCE - December 31, 2022	69,068,354	79,233,544	$587,733	$33,386	$(2,988)	$618,131	$1,249,916	$1,868,047
Net income	—	—	—	25,638	—	25,638	29,341	54,979
Share-based compensation expense	—	—	2,610	—	—	2,610	—	2,610
Reacquisition of share-based compensation awards for tax-withholding purposes	(83,660)	—	(202)	—	—	(202)	—	(202)
Issuance of share-based compensation awards, net of forfeitures	215,244	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0	—	—	—	—	76	76	46	122
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(4,033)	(4,033)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(140)	—	—	(140)	—	(140)
Adjustment of noncontrolling interest in the Operating Company	—	—	550	—	(2)	548	(548)	—
BALANCE - September 30, 2023	69,199,938	79,233,544	$590,551	$59,024	$(2,914)	$646,661	$1,274,722	$1,921,383

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,645	$54,979
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings from unconsolidated entities	(45,071)	(52,554)
Return on investment from Great Park Venture	45,218	52,736
Deferred income taxes	7,350	—
Depreciation and amortization	16,088	13,077
Share-based compensation	2,809	2,610
Changes in operating assets and liabilities:
Inventories	(123,540)	(12,245)
Related party assets	(39,717)	4,244
Other assets	(579)	3,581
Accounts payable and other liabilities	18,641	5,893
Related party liabilities	(5,456)	(7,257)
Net cash (used in) provided by operating activities	(67,612)	65,064
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	40,999	29,028
Return of investment from Valencia Landbank Venture	890	918
Purchase of properties and equipment	(681)	—
Net cash provided by investing activities	41,208	29,946
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(454)	—
Related party reimbursement obligation	—	(4,282)
Reacquisition of share-based compensation awards for tax-withholding purposes	(823)	(202)
Repayments of notes payable	(100,000)	—
Tax distributions to noncontrolling interests	(1,599)	(4,033)
Net cash used in financing activities	(102,876)	(8,517)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(129,280)	86,493
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	354,793	132,763
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$225,513	$219,256
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
The Company has an entity structure in which the Company’s two largest equity owners, Lennar Corporation (“Lennar”) and Castlelake, LP (“Castlelake”), and the Company’s founder and Chairman Emeritus, Emile Haddad, separately hold, in addition to interests in the Company’s common shares, equity interests in either or both the Operating Company or the San Francisco Venture that can be exchanged for, at the Company’s option, either the Company’s Class A common shares or cash. As disclosed in an Amendment No. 1 to Schedule 13D filed on October 10, 2024, affiliates of Castlelake have entered into a share purchase agreement (the “Share Purchase Agreement”) with GFFP Holdings, LLC ("GFFP"), pursuant to which Castlelake has agreed to sell its Class A and Class B common shares, as well as its equity interests in the Operating Company and the San Francisco Venture to GFFP. The sale is expected to close once the conditions to closing set forth in the Share Purchase Agreement are satisfied. The diagram below presents a simplified depiction of the Company’s organizational structure as of September 30, 2024:

Five Point Holdings, LLC
Lennar, Castlelake and Emile Haddad
Limited Partner
Managing General Partner
Five Point Opco GP, LLC
Five Point Operating Company, LP (1)
Manager 100% Class B (2)
100% (3)
Administrative Member 37.5% (4)
Manager 75% (5)
San Francisco Venture
FPL
Great Park Venture
Gateway Commercial Venture
Candlestick and The San Francisco Shipyard
Valencia
Great Park Neighborhoods
Five Point Gateway Campus

(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of September 30, 2024, the Company owned approximately 62.6% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Until Class A Common Units of the Operating Company are exchanged or redeemed, the capital associated with Class A Common Units of the Operating Company not held by the Holding Company is presented within “noncontrolling interests” on the Company’s condensed consolidated balance sheet. Assuming the exchange of all outstanding Class A Common Units of the Operating Company and all outstanding Class A units of the San Francisco Venture (see (2) below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on October 11, 2024 ($4.01), the equity market capitalization of the Company was approximately $595.9 million.
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
(4) Interests in Heritage Fields LLC, a Delaware limited liability company (the “Great Park Venture”), previously consisted of either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests were entitled to receive priority distributions up to an aggregate amount of $565.0 million, all of which had been distributed as of September 30, 2024 (See Note 4), as a result of which, the Legacy Interests are no longer deemed to be outstanding. The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in its condensed consolidated financial statements.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results and cash flows that may be expected for the full year.
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

Miscellaneous other income (expense)—Miscellaneous other income (expense) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net periodic pension benefit (cost)	$24	$(21)	$71	$(62)
Other(1)	—	1,095	(5,928)	1,095
Total miscellaneous other income (expense)	$24	$1,074	$(5,857)	$1,033
(1) In January 2024, the Company settled an exchange offer on its $625.0 million 7.875% Senior Notes (see Note 9). For the nine months ended September 30, 2024, the Company incurred $5.9 million in third party costs related to the debt modification, which is included in other in the table above.
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

3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (in thousands):

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$372	$—	$—	$—	$372	$1,214	$—	$—	$—	$1,214
Management services—related party	—	—	15,915	115	16,030	—	—	74,679	356	75,035
Operating properties	128	—	—	—	128	371	—	—	—	371
	500	—	15,915	115	16,530	1,585	—	74,679	356	76,620
Operating properties leasing revenues	312	171	—	—	483	1,013	507	—	—	1,520
	$812	$171	$15,915	$115	$17,013	$2,598	$507	$74,679	$356	$78,140

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total	Valencia	San Francisco	Great Park(1)	Commercial(1)	Total
Land sales and land sales—related party	$60,694	$—	$—	$—	$60,694	$61,280	$—	$—	$—	$61,280
Management services—related party	—	—	4,392	110	4,502	—	—	29,191	321	29,512
Operating properties	250	—	—	—	250	749	—	—	—	749
	60,944	—	4,392	110	65,446	62,029	—	29,191	321	91,541
Operating properties leasing revenues	312	165	—	—	477	943	489	—	—	1,432
	$61,256	$165	$4,392	$110	$65,923	$62,972	$489	$29,191	$321	$92,973
(1) The tables above do not include revenues of the Great Park Venture and the Gateway Commercial Venture, which are included in the Company’s reporting segment totals (see Notes 4 and 13).
The opening and closing balances of the Company’s contract assets for the nine months ended September 30, 2024 were $72.1 million ($69.1 million related party, see Note 8) and $110.0 million ($108.8 million related party, see Note 8), respectively. The net increase of $37.9 million for the nine months ended September 30, 2024 between the opening and closing balances of the Company’s contract assets primarily resulted from additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the Company’s amended and restated development management agreement (“A&R DMA”) with the Great Park Venture (see Note 8) partially offset by the receipt of marketing fees from homebuilders from prior period land sales and the receipt of $25.1 million in incentive compensation payments from the Great Park Venture.
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
The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the nine months ended September 30, 2024 and 2023 were insignificant.

4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture previously had two classes of membership interests—“Percentage Interests” and “Legacy Interests.” The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of September 30, 2024. Legacy Interest holders were entitled to receive priority distributions in an aggregate amount equal to $476.0 million, which were satisfied as of December 31, 2021, and up to an additional $89.0 million from participation in subsequent distributions.
During the nine months ended September 30, 2024, the Great Park Venture made aggregate distributions of $18.1 million to holders of Legacy Interests and $229.9 million to holders of Percentage Interests. The Company received $86.2 million for its 37.5% Percentage Interest. With the distributions to the holders of Legacy Interests during the nine months ended September 30, 2024, the Great Park Venture fully satisfied the $89.0 million maximum participating Legacy Interest distribution rights, as a result of which, the Legacy Interests are no longer deemed to be outstanding.
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
During the nine months ended September 30, 2024, the Great Park Venture recognized $19.8 million in land sale revenues to related parties of the Company and $273.7 million in land sale revenues to third parties.
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
The following table summarizes the statements of operations of the Great Park Venture for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Land sale and related party land sale revenues	$293,593	$372,472
Cost of land sales	(67,062)	(165,749)
Other costs and expenses	(95,068)	(37,204)
Net income of Great Park Venture	$131,463	$169,519
The Company’s share of net income	$49,299	$63,570
Basis difference amortization, net	(4,081)	(10,498)
Equity in earnings from Great Park Venture	$45,218	$53,072

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Inventories	$318,182	$391,352
Cash and cash equivalents	58,120	61,054
Contract assets, receivables and other assets, net	215,327	166,793
Total assets	$591,629	$619,199
Accounts payable and other liabilities	$273,801	$184,847
Redeemable Legacy Interests	—	18,075
Capital (Percentage Interest)	317,828	416,277
Total liabilities and capital	$591,629	$619,199
The Company’s share of capital in Great Park Venture	$119,187	$156,105
Unamortized basis difference	53,600	57,681
The Company’s investment in the Great Park Venture	$172,787	$213,786

Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of September 30, 2024. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs and implement a business plan approved by the executive committee.
The Gateway Commercial Venture owns one commercial office building and approximately 50 acres of commercial land with additional development rights at a 73 acre office, medical, research and development campus located within the Great Park Neighborhoods (the “Five Point Gateway Campus”). The Five Point Gateway Campus consists of four buildings totaling approximately one million square feet. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture, and during the nine months ended September 30, 2024 and 2023, the Gateway Commercial Venture recognized $7.0 million and $6.3 million, respectively, in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Rental revenues	$7,002	$6,329
Rental operating and other expenses	(2,735)	(2,875)
Depreciation and amortization	(3,011)	(2,982)
Interest expense	(2,078)	(1,829)
Net loss of Gateway Commercial Venture	$(822)	$(1,357)
Equity in loss from Gateway Commercial Venture	$(617)	$(1,018)

The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Real estate and related intangible assets, net	$73,707	$76,719
Cash and restricted cash	7,349	5,574
Other assets	3,347	3,554
Total assets	$84,403	$85,847
Notes payable, net	$28,693	$28,850
Other liabilities	6,158	6,623
Members’ capital	49,552	50,374
Total liabilities and capital	$84,403	$85,847
The Company’s investment in the Gateway Commercial Venture	$37,164	$37,781
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
Valencia Landbank Venture
As of September 30, 2024, the Company owned a 10% interest in the Valencia Landbank Venture, an entity organized in December 2020 for the purpose of taking assignment from homebuilders of purchase and sale agreements for the purchase of residential lots within the Valencia community. The Valencia Landbank Venture concurrently enters into option and development agreements with homebuilders pursuant to which the homebuilders retain the option to purchase the land to construct and sell homes. The Company does not have a controlling financial interest in the Valencia Landbank Venture, however, the Company has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member, and therefore the Company accounts for its investment in the Valencia Landbank Venture using the equity method. At September 30, 2024 and December 31, 2023, the Company’s investment in the Valencia Landbank Venture was $0.8 million and $1.2 million, respectively, and the Company recognized $0.5 million and $0.5 million in equity in earnings for the nine months ended September 30, 2024 and 2023, respectively.
5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at September 30, 2024, the Holding Company and its wholly owned subsidiary owned approximately 62.6% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.4% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar, affiliates of Castlelake (see Note 1) and an entity controlled by Emile Haddad, the Company’s Chairman Emeritus of the Board of Directors (the “Management Partner”).
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

During the nine months ended September 30, 2024 and 2023, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.
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
Tax distributions to the partners of the Operating Company for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management Partner	$221	$2,059	$221	$4,033
Other partners (excluding the Holding Company)	1,378	—	1,378	—
Total tax distributions	$1,599	$2,059	$1,599	$4,033
Generally, tax distributions are treated as advance distributions under the LPA and are taken into account when determining the amounts otherwise distributable under the LPA.
The San Francisco Venture

The San Francisco Venture has three classes of units—Class A, Class B and Class C units. The Operating Company owns all of the outstanding Class B units of the San Francisco Venture. All of the outstanding Class A units are owned by Lennar and Castlelake (see Note 1). The Class A units of the San Francisco Venture are intended to be substantially economically equivalent to the Class A Common Units of the Operating Company. The Class A units of the San Francisco Venture represent noncontrolling interests to the Operating Company.
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
Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos community facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At each of September 30, 2024 and December 31, 2023, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the condensed consolidated balance sheets.
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
As of September 30, 2024, the San Francisco Venture had total combined assets of $1.41 billion, primarily comprised of $1.40 billion of inventories and $0.9 million in related party assets, and total combined liabilities of $68.9 million, including $61.4 million in related party liabilities.
As of December 31, 2023, the San Francisco Venture had total combined assets of $1.36 billion, primarily comprised of $1.36 billion of inventories and $0.9 million in related party assets, and total combined liabilities of $61.9 million, including $59.4 million in related party liabilities.
Those assets are owned by, and those liabilities are obligations of, the San Francisco Venture, not the Company. The San Francisco Venture’s operating subsidiaries are not guarantors of the Company’s obligations, and the assets held by the San Francisco Venture’s operating subsidiaries may only be used as collateral for the obligations of the operating subsidiaries. The creditors of the San Francisco Venture do not have recourse to the assets of the Operating Company, as the VIE’s primary beneficiary, or of the Holding Company.
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
As of September 30, 2024, FP LP and FPL had combined assets of $1.1 billion, primarily comprised of $935.8 million of inventories, $11.5 million of intangibles and $108.8 million in related party assets, and total combined liabilities of $61.2 million, including $60.3 million in accounts payable and other liabilities and $0.8 million in related party liabilities.
As of December 31, 2023, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $855.6 million of inventories, $25.3 million of intangibles and $69.1 million in related party assets, and total combined liabilities of $60.0 million, including $57.3 million in accounts payable and other liabilities and $2.7 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the nine months ended September 30, 2024 and 2023, there were no VIEs that were deconsolidated.
7.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture. The intangible asset will be amortized over the expected contract period based on the pattern in which the economic benefits are expected to be received.

The carrying amount and accumulated amortization of the intangible asset as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(118,170)	(104,435)
Net book value	$11,535	$25,270
Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $2.2 million and $13.7 million for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $9.2 million for the three and nine months ended September 30, 2023, respectively. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Great Park segment.

8.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Related Party Assets:
Contract assets (see Note 3)	$108,785	$69,068
Operating lease right-of-use asset (corporate office lease at Five Point Gateway Campus)	12,182	14,040
Other	862	862
	$121,829	$83,970
Related Party Liabilities:
Reimbursement obligation	$61,387	$59,378
Payable to holders of Management Company’s Class B interests	—	1,828
Operating lease liability (corporate office lease at Five Point Gateway Campus)	9,687	10,974
Accrued advisory fees	375	4,725
Other	1,169	1,169
	$72,618	$78,074
Development Management Agreement with the Great Park Venture (Incentive Compensation Contract Asset)
In 2010, the Great Park Venture, the Company’s equity method investee, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The compensation structure in place consists of a base fee and incentive compensation. Incentive compensation is 9% of distributions available to be made by the Great Park Venture to its Legacy and Percentage Interest Holders. In December 2022, the Company and the Great Park Venture entered into a second amendment to the A&R DMA establishing the terms of service through December 31, 2024 (the “First Renewal Term”). In September 2024, the Company and the Great Park Venture entered into a third amendment to the A&R DMA. Under the third amendment, the term of the A&R DMA has been renewed through December 31, 2026 (the “Second Renewal Term”). The compensation payable to the Company during the Second Renewal Term includes a $13.5 million annual fixed base fee beginning in 2025, which reflects an increase from the current $12.0 million annual fixed base fee under the First Renewal Term, and incentive compensation payments. The incentive compensation provisions of the A&R DMA were not changed pursuant to the third amendment. If the A&R DMA is not extended by mutual agreement of the parties beyond December 31, 2026 and the Company is no longer providing management services subsequent to December 31, 2026, the Company will be entitled to 6.75% of distributions paid thereafter.
During the nine months ended September 30, 2024, the Great Park Venture made Legacy Incentive Compensation payments to the Company of $1.8 million and Non-Legacy Incentive Compensation payments of $23.2 million. Upon receiving the Legacy Incentive Compensation payments, the Company distributed the $1.8 million in proceeds to the holders of the Management Company’s Class B interests. As of September 30, 2024, the holders of the Management Company’s Class B interests had no further distribution rights.
At September 30, 2024 and December 31, 2023, included in contract assets in the table above is $106.7 million and $66.1 million, respectively, attributed to incentive compensation revenue recognized but not yet due (see Note 3). Management fee revenues under the A&R DMA are included in management services—related party in the accompanying condensed consolidated statements of operations and are included in the Great Park segment. Management fee revenues under the A&R DMA were $15.9 million and $74.7 million for the three and nine months ended September 30, 2024, respectively, and $4.4 million and $29.2 million for the three and nine months ended September 30, 2023, respectively.

9.    NOTES PAYABLE, NET
At September 30, 2024 and December 31, 2023, notes payable, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
10.500% initial rate New Senior Notes due 2028	$523,494	$—
7.875% Senior Notes due 2025	1,500	625,000
Unamortized premium	1,889	—
Unamortized debt issuance costs	(1,974)	(2,814)
	$524,909	$622,186
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
On January 16, 2024, the Issuers settled an exchange offer to exchange any and all of the Senior Notes for new 10.500% initial rate senior notes due January 15, 2028 (the “New Senior Notes”). Pursuant to the exchange offer, the Issuers exchanged $623.5 million aggregate principal amount of Senior Notes, which represented 99.76% of the existing Senior Notes outstanding immediately prior to the exchange offer, for $523.5 million aggregate principal amount of New Senior Notes and $100.0 million of aggregate cash consideration, plus accrued interest. The New Senior Notes accrue interest at a rate of 10.500% per annum from and including January 16, 2024 to, but not including, November 15, 2025, 11.000% per annum from and including November 15, 2025 to, but not including, November 15, 2026, and 12.000% per annum from and including November 15, 2026 to, but not including, January 15, 2028. Interest on the New Senior Notes is payable semi-annually on each May 15 and November 15, commencing May 15, 2024. The exchange was accounted for as a debt modification under ASC 470-50 as the terms of the New Senior Notes were not substantially different from the terms of the Senior Notes. Under debt modification accounting, third party costs are expensed as incurred. During the nine months ended September 30, 2024, the Company expensed $5.9 million in third party transaction and advisory costs incurred in connection with the exchange. Debt issuance costs and premium are amortized over the term of the New Senior Notes using the effective interest method. The New Senior Notes are guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Operating Company and are redeemable at the option of the Issuers, in whole or in part, at a declining call premium as set forth in the indenture governing the New Senior Notes, plus accrued and unpaid interest.
Revolving Credit Facility
The Operating Company has a $125.0 million unsecured revolving credit facility, with $100.0 million of the commitments under the revolving credit facility maturing in July 2027 and the remaining $25.0 million commitment maturing in April 2026. Any borrowings under the revolving credit agreement will bear interest at CME Term Secured Overnight Financing Rate 1 Month increased by 0.10% plus a margin of either 2.25% or 2.50% based on the Company’s leverage ratio. The revolving credit facility includes an accordion feature that allows the Operating Company to increase the maximum aggregate commitments up to $150.0 million, subject to certain conditions, including the receipt of commitments from the lenders. As of September 30, 2024, no borrowings or letters of credit were outstanding on the Operating Company’s revolving credit facility.
10.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At September 30, 2024 and December 31, 2023, the Company’s condensed consolidated balance sheets included liabilities of $173.4 million and $173.2 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. No TRA payments were made during the nine months ended September 30, 2024 or 2023.

11.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business. The operations of the Company are conducted through the Operating Company and its subsidiaries, and in some cases, the Holding Company will guarantee the payment by or performance of the Operating Company or its subsidiaries. The Company has operating leases for its corporate office and other facilities and the Holding Company is a guarantor to some of these lease agreements. Operating lease right-of-use assets are included in other assets or related party assets, and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the condensed consolidated balance sheets and were as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets ($12,182 and $14,040 related party, respectively)	$13,918	$16,002
Operating lease liabilities ($9,687 and $10,974 related party, respectively)	$11,502	$12,755
In addition to operating lease payment guarantees, the Holding Company had other contractual payment guarantees as of September 30, 2024 totaling $6.6 million.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain of the Company’s development obligations. The Company had outstanding performance bonds of $367.0 million and $306.9 million as of September 30, 2024 and December 31, 2023, respectively.
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
At each of September 30, 2024 and December 31, 2023, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Letters of Credit
At each of September 30, 2024 and December 31, 2023, the Company had outstanding letters of credit totaling $1.0 million. These letters of credit were issued to secure various development and financial obligations. At each of September 30, 2024 and December 31, 2023, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under certain of the letters of credit agreements.
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
12.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$26,549	$26,668
Cash paid for income taxes, net	$2,505	$—
Noncash lease expense	$2,087	$3,086

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to operating lease right-of-use assets from lease modification	$—	$(773)
Adjustment to liability recognized under TRA	$143	$140
Senior Notes due 2025 exchanged for New Senior Notes due 2028 (see Note 9)	$523,500	$—
Noncash lease expense is included within the depreciation and amortization adjustment to net income on the Company’s condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$224,521	$218,264
Restricted cash and certificates of deposit	992	992
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$225,513	$219,256
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
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of September 30, 2024, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers and management services provided by the Company to the Great Park Venture.

• Commercial—includes the operations of the Gateway Commercial Venture, which owns an approximately 189,000 square foot office building at the Five Point Gateway Campus. The Five Point Gateway Campus is an office, medical and research and development campus located within the Great Park Neighborhoods and consists of four buildings and surrounding land. The Company and a subsidiary of Lennar lease portions of the building owned by the Gateway Commercial Venture. The Gateway Commercial Venture also owns approximately 50 acres of the surrounding commercial land with additional development rights at the campus. This segment also includes property management services provided by the Management Company to the Gateway Commercial Venture. As of September 30, 2024, the Company had a 75% interest in the Gateway Commercial Venture and accounted for the investment under the equity method. The reported segment information for the Commercial segment includes the results of 100% of the Gateway Commercial Venture at the historical basis of the venture.
     Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Revenues		Profit (Loss)		Revenues		Profit (Loss)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Valencia	$812	$61,256	$(2,591)	$19,614	$2,598	$62,972	$(9,076)	$12,637
San Francisco	171	165	(1,042)	(862)	507	489	(3,103)	(2,777)
Great Park	77,427	7,668	45,061	640	368,272	401,663	186,675	184,291
Commercial	2,344	2,264	(301)	(358)	7,358	6,650	(466)	(1,036)
Total reportable segments	80,754	71,353	41,127	19,034	378,735	471,774	174,030	193,115
Reconciling items:
Removal of results of unconsolidated entities—
Great Park Venture (1)	(61,512)	(3,276)	(33,402)	1,381	(293,593)	(372,472)	(131,463)	(169,519)
Gateway Commercial Venture (1)	(2,229)	(2,154)	416	468	(7,002)	(6,329)	822	1,357
Add equity in earnings (losses) from unconsolidated entities—
Great Park Venture	—	—	12,088	(412)	—	—	45,218	53,072
Gateway Commercial Venture	—	—	(312)	(351)	—	—	(617)	(1,018)
Corporate and unallocated (2)	—	—	(7,582)	(5,962)	—	—	(31,345)	(22,028)
Total consolidated balances	$17,013	$65,923	$12,335	$14,158	$78,140	$92,973	$56,645	$54,979
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
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, current and deferred tax provision and Senior Notes exchange costs.

Segment assets and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	September 30, 2024	December 31, 2023
Valencia	$974,003	$895,983
San Francisco	1,406,992	1,360,036
Great Park	709,974	710,665
Commercial	84,403	85,847
Total reportable segments	3,175,372	3,052,531
Reconciling items:
Removal of unconsolidated balances of Great Park Venture (1)	(591,629)	(619,199)
Removal of unconsolidated balances of Gateway Commercial Venture (1)	(84,403)	(85,847)
Other eliminations (2)	(127)	(174)
Add investment balance in Great Park Venture	172,787	213,786
Add investment balance in Gateway Commercial Venture	37,164	37,781
Corporate and unallocated (3)	240,300	370,410
Total consolidated balances	$2,949,464	$2,969,288

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
(3) Corporate and unallocated assets consist of cash and cash equivalents, receivables, right-of-use assets and prepaid expenses.
14.     SHARE-BASED COMPENSATION
The following table summarizes share-based equity compensation activity for the nine months ended September 30, 2024:

	Share-Based Awards (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2024	4,409	$2.13
Granted	2,873	$2.58
Forfeited	—	$—
Vested	(840)	$4.65
Nonvested at September 30, 2024	6,442	$2.00
Share-based compensation expense was $1.0 million and $2.8 million for the three and nine months ended September 30, 2024, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2023, respectively. Share-based compensation expense is included in selling, general, and administrative expenses on the accompanying condensed consolidated statements of operations.
The estimated fair value at vesting of share-based awards that vested during the nine months ended September 30, 2024 was $2.5 million. During the nine months ended September 30, 2024 and 2023, the Company reacquired vested restricted Class A common shares for $0.8 million and $0.2 million, respectively, for the purpose of settling tax withholding obligations of employees. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.
15.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.

The components of net periodic (benefit) cost for the three and nine months ended September 30, 2024 and 2023, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net periodic (benefit) cost:
Interest cost	$191	$202	$575	$606
Expected return on plan assets	(229)	(222)	(687)	(666)
Amortization of net actuarial loss	14	41	41	122
Net periodic (benefit) cost	$(24)	$21	$(71)	$62
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
During the three months ended September 30, 2024, the Company recorded a $1.9 million provision for income taxes on pre-tax income of $14.2 million. In the three months ended September 30, 2023, other than a small income tax provision attributed to one of the Company’s consolidated subsidiary corporations, the Company recorded no provision or benefit for income taxes (after application of a decrease in the Company’s valuation allowance) on pre-tax income of $14.2 million. During the nine months ended September 30, 2024, the Company recorded a $8.7 million provision for income taxes on pre-tax income of $65.4 million. In the nine months ended September 30, 2023, other than a small income tax provision attributed to one of the Company’s consolidated subsidiary corporations, the Company recorded no provision or benefit for income taxes (after application of a decrease in the Company’s valuation allowance) on pre-tax income of $55.0 million.
The effective tax rate for the nine months ended September 30, 2024 was higher than in the nine months ended September 30, 2023 primarily due to the Company’s valuation allowance, which was released during the year ended December 31, 2023. The effective tax rates for both the nine months ended September 30, 2024 and 2023 differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the disallowance of executive compensation expenses not deductible for tax and to the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both September 30, 2024 and December 31, 2023.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At September 30, 2024, the estimated fair value of notes payable, net was $538.2 million, compared to a carrying value of $524.9 million. At December 31, 2023, the estimated fair value of notes payable, net was $622.7 million, compared to a carrying value of $622.2 million. During the three and nine months ended September 30, 2024 and 2023, the Company had no assets that were measured at fair value on a nonrecurring basis.
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
No distributions on common shares were declared for the three and nine months ended September 30, 2024 or 2023.
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

The following table summarizes the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2024 and 2023 (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to the Company	$4,756	$6,603	$21,804	$25,638
Adjustments to net income attributable to the Company	—	—	(7)	(13)
Net income attributable to common shareholders	$4,756	$6,603	$21,797	$25,625
Numerator—basic common shares:
Net income attributable to common shareholders	$4,756	$6,603	$21,797	$25,625
Less: net income allocated to participating securities	5	32	31	131
Allocation of basic net income among common shareholders	$4,751	$6,571	$21,766	$25,494
Numerator for basic net income available to Class A common shareholders	$4,749	$6,569	$21,759	$25,485
Numerator for basic net income available to Class B common shareholders	$2	$2	$7	$9
Numerator—diluted common shares:
Net income attributable to common shareholders	$4,756	$6,603	$21,797	$25,625
Reallocation of income from dilutive potential securities	5,109	7,226	23,480	28,135
Less: net income allocated to participating securities	5	32	30	131
Allocation of diluted net income among common shareholders	$9,860	$13,797	$45,247	$53,629
Numerator for diluted net income available to Class A common shareholders	$9,858	$13,795	$45,240	$53,620
Numerator for diluted net income available to Class B common shareholders	$2	$2	$7	$9
Denominator:
Basic weighted average Class A common shares outstanding	69,279,028	68,865,783	69,192,620	68,794,915
Diluted weighted average Class A common shares outstanding	146,565,417	145,312,266	146,394,307	145,064,113
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,233,544	79,233,544	79,233,544
Basic earnings per share:
Class A common shares	$0.07	$0.10	$0.31	$0.37
Class B common shares	$0.00	$0.00	$0.00	$0.00
Diluted earnings per share:
Class A common shares	$0.07	$0.09	$0.31	$0.37
Class B common shares	$0.00	$0.00	$0.00	$0.00

Anti-dilutive potential RSUs	—	—	—	—
Anti-dilutive potential Performance RSUs	4,107,889	3,123,408	4,107,889	3,123,408
Anti-dilutive potential Restricted Shares (weighted average)	—	—	—	—
Anti-dilutive potential Class A common shares from exchanges (weighted average)	3,137,134	3,137,134	3,137,134	3,137,134

19.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $2.3 million and $2.3 million at September 30, 2024 and December 31, 2023, respectively, net of tax benefits of $0.6 million and $0.6 million, respectively. Accumulated other comprehensive loss of $1.4 million and $1.5 million is included in noncontrolling interests at September 30, 2024 and December 31, 2023, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net income attributable to the Company related to amortization of net actuarial losses were approximately $21,000 and $76,000, net of taxes, for the nine months ended September 30, 2024 and 2023, respectively, and are included in miscellaneous other income (expense) in the accompanying condensed consolidated statements of operations.

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
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of September 30, 2024, approximately 62.6% of the operating company. The operating company directly or indirectly owns equity interests in:
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

Operational Highlights
We generated consolidated net income of $12.3 million for the three months ended September 30, 2024, compared to net income of $14.2 million for the three months ended September 30, 2023. Our net income for the quarter was largely driven by incentive compensation revenue recognized, and equity in earnings from, the Great Park Venture. We also continued to focus on execution of our three main priorities: generating revenue and positive cash flow; controlling our selling, general and administrative (“SG&A”) costs; and managing our capital spend to match near-term revenue opportunities. SG&A expenses totaled $11.9 million for each of the three months ended September 30, 2024 and 2023. At September 30, 2024, we had $224.5 million in cash and $125.0 million available under our revolving credit facility, giving us total liquidity of $349.5 million.
Although the Federal Reserve announced a meaningful rate cut during the third quarter of 2024, mortgage rates generally remained elevated. Notwithstanding the challenging rate environment, we continued to see sustained demand for land from homebuilders at both of our active communities in Valencia and the Great Park Neighborhoods. The Great Park Venture, in which we have a 37.5% percentage interest and manage all aspects of the development cycle, closed two retail use commercial land sales totaling 12.8 acres at the Great Park Neighborhoods in the third quarter of 2024 for an aggregate gross purchase price of $25.4 million. We received $49.4 million in distributions and related payments from the Great Park Venture for both our ownership interests and incentive management fee compensation. We also extended the term of our development management agreement with the Great Park Venture through December 31, 2026, pursuant to which we increased the base management fee while maintaining incentive compensation at existing levels. We believe that the development management joint venture model we have utilized with the Great Park Venture can be extended to new communities and development projects.
At Valencia, guest builders sold 89 homes during the third quarter of 2024, compared to 84 homes during the second quarter of 2024, increasing total homes sold to 1,525 since sales began in May 2021. At the Great Park Neighborhoods, guest builders sold a total of 166 homes during the third quarter of 2024, compared to 63 homes during the second quarter of 2024. During the third quarter of 2024, homebuilders opened 10 new collections at the Great Park Neighborhoods that were well received by homebuyers leading to the increase in home sales in the third quarter compared to the second quarter of 2024. We expect demand in our chronically undersupplied housing markets to remain strong and to drive a strong finish to the year. While we did not have any scheduled residential land sale closing in the third quarter of 2024, we expect to close residential land sales in the fourth quarter of 2024 at both the Great Park Neighborhoods and Valencia.

Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
The following table summarizes our consolidated historical results of operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$372	$60,694	$1,214	$60,685
Land sales—related party	—	—	—	595
Management services—related party	16,030	4,502	75,035	29,512
Operating properties	611	727	1,891	2,181
Total revenues	17,013	65,923	78,140	92,973
Costs and expenses
Land sales	—	38,967	—	38,967
Management services	4,256	2,371	19,467	14,419
Operating properties	1,231	1,351	4,099	4,321
Selling, general, and administrative	11,911	11,938	37,013	38,400
Total costs and expenses	17,398	54,627	60,579	96,107
Other income (expense)
Interest income	2,595	2,413	8,575	4,542
Miscellaneous	24	1,074	(5,857)	1,033
Total other income	2,619	3,487	2,718	5,575
Equity in earnings (loss) from unconsolidated entities	11,987	(622)	45,071	52,554
Income before income tax provision	14,221	14,161	65,350	54,995
Income tax provision	(1,886)	(3)	(8,705)	(16)
Net income	12,335	14,158	56,645	54,979
Less net income attributable to noncontrolling interests	7,579	7,555	34,841	29,341
Net income attributable to the company	$4,756	$6,603	$21,804	$25,638
Three Months Ended September 30, 2024 and 2023
Revenues. Revenues decreased by $48.9 million, or 74.2%, to $17.0 million for the three months ended September 30, 2024, from $65.9 million for the three months ended September 30, 2023. The decrease in revenues was primarily due to land sales at our Valencia segment during the three months ended September 30, 2023 compared to no land sales during the same period in 2024, partially offset by an increase in management services revenue at our Great Park segment during the three months ended September 30, 2024.
Cost of land sales. The cost of land sales for the three months ended September 30, 2023 was attributable to land sales at our Valencia segment.
Cost of management services. Cost of management services increased by $1.9 million, or 79.5%, to $4.3 million for the three months ended September 30, 2024, from $2.4 million for the three months ended September 30, 2023. The increase was primarily due to an increase in intangible asset amortization expense at our Great Park segment.
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

Equity in earnings from unconsolidated entities was $12.0 million for the three months ended September 30, 2024, an increase from equity in loss of $0.6 million for the three months ended September 30, 2023. Equity in earnings for the three months ended September 30, 2024 was primarily a result of recognizing our share of the net income generated by the Great Park Venture from land sales during the quarter, and the equity in loss for the three months ended September 30, 2023 was primarily a result of recognizing our share of the net loss generated by the Great Park Venture during the period.
Income taxes. Pre-tax income of $14.2 million for the three months ended September 30, 2024 resulted in a $1.9 million tax provision. Pre-tax income of $14.2 million for the three months ended September 30, 2023 resulted in no tax provision (after application of a decrease in our valuation allowance of $1.9 million) other than a small tax provision incurred by one of our consolidated subsidiary corporations. We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at September 30, 2024, it was more likely than not that the net deferred tax asset would be realizable, and we had no valuation allowance recorded. Our effective tax rate for the three months ended September 30, 2024 was substantially similar to our effective tax rate, before changes in valuation allowance, for the three months ended September 30, 2023.
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
Nine Months Ended September 30, 2024 and 2023
Revenues. Revenues decreased by $14.8 million, or 16.0%, to $78.1 million for the nine months ended September 30, 2024, from $93.0 million for the nine months ended September 30, 2023. The decrease in revenues was primarily due to land sales at our Valencia segment during the nine months ended September 30, 2023 compared to no land sales during the same period in 2024, partially offset by an increase in management services revenue at our Great Park segment during the nine months ended September 30, 2024.
Cost of land sales. The cost of land sales for the nine months ended September 30, 2023 was attributable to land sales at our Valencia segment.
Cost of management services. Cost of management services increased by $5.0 million, or 35.0%, to $19.5 million for the nine months ended September 30, 2024, from $14.4 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. SG&A expenses decreased by $1.4 million, or 3.6%, to $37.0 million for the nine months ended September 30, 2024, from $38.4 million for the nine months ended September 30, 2023. The decrease was mainly attributable to a decrease in corporate general and administrative expenses.
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
Equity in earnings from unconsolidated entities was $45.1 million for the nine months ended September 30, 2024, a decrease from earnings of $52.6 million for the nine months ended September 30, 2023. Equity in earnings for the nine months ended September 30, 2024 and 2023 was primarily a result of recognizing our share of the net income generated by the Great Park Venture from land sales during each period.
Income taxes. Pre-tax income of $65.4 million for the nine months ended September 30, 2024 resulted in a $8.7 million tax provision. Pre-tax income of $55.0 million for the nine months ended September 30, 2023 resulted in no tax provision (after application of a decrease in our valuation allowance of $7.4 million) other than a small tax provision incurred by one of our consolidated subsidiary corporations. We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at September 30, 2024, it was more likely than not that the net deferred tax asset would be realizable, and we had no valuation allowance recorded. Our effective tax rate for the nine months ended September 30, 2024 was substantially similar to our effective tax rate, before changes in valuation allowance, for the nine months ended September 30, 2023.
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
The following tables reconcile the results of operations of our segments to our consolidated results for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$372	$—	$58,291	$—	$58,663	$—	$58,663	$(58,291)	$372
Land sales—related party	—	—	3,221	—	3,221	—	3,221	(3,221)	—
Management services—related party(2)	—	—	15,915	115	16,030	—	16,030	—	16,030
Operating properties	440	171	—	2,229	2,840	—	2,840	(2,229)	611
Total revenues	812	171	77,427	2,344	80,754	—	80,754	(63,741)	17,013
COSTS AND EXPENSES:
Land sales	—	—	8,088	—	8,088	—	8,088	(8,088)	—
Management services(2)	—	—	4,256	—	4,256	—	4,256	—	4,256
Operating properties	1,231	—	—	965	2,196	—	2,196	(965)	1,231
Selling, general, and administrative	2,407	1,232	3,144	1,059	7,842	8,272	16,114	(4,203)	11,911
Management fees—related party	—	—	18,790	—	18,790	—	18,790	(18,790)	—
Total costs and expenses	3,638	1,232	34,278	2,024	41,172	8,272	49,444	(32,046)	17,398
OTHER INCOME (EXPENSE):
Interest income	—	19	1,912	73	2,004	2,576	4,580	(1,985)	2,595
Interest expense	—	—	—	(694)	(694)	—	(694)	694	—
Miscellaneous	24	—	—	—	24	—	24	—	24
Total other income (expense)	24	19	1,912	(621)	1,334	2,576	3,910	(1,291)	2,619
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	211	—	—	—	211	—	211	11,776	11,987
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(2,591)	(1,042)	45,061	(301)	41,127	(5,696)	35,431	(21,210)	14,221
INCOME TAX PROVISION	—	—	—	—	—	(1,886)	(1,886)	—	(1,886)
SEGMENT (LOSS) PROFIT/NET INCOME	$(2,591)	$(1,042)	$45,061	$(301)	$41,127	$(7,582)	$33,545	$(21,210)	$12,335
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

	Nine Months Ended September 30, 2024
	Valencia	San Francisco	Great Park	Commercial	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$1,214	$—	$273,747	$—	$274,961	$—	$274,961	$(273,747)	$1,214
Land sales—related party	—	—	19,846	—	19,846	—	19,846	(19,846)	—
Management services—related party(2)	—	—	74,679	356	75,035	—	75,035	—	75,035
Operating properties	1,384	507	—	7,002	8,893	—	8,893	(7,002)	1,891
Total revenues	2,598	507	368,272	7,358	378,735	—	378,735	(300,595)	78,140
COSTS AND EXPENSES:
Land sales	—	—	67,062	—	67,062	—	67,062	(67,062)	—
Management services(2)	—	—	19,467	—	19,467	—	19,467	—	19,467
Operating properties	4,099	—	—	2,805	6,904	—	6,904	(2,805)	4,099
Selling, general, and administrative	8,116	3,661	8,708	3,107	23,592	25,236	48,828	(11,815)	37,013
Management fees—related party	—	—	91,422	—	91,422	—	91,422	(91,422)	—
Total costs and expenses	12,215	3,661	186,659	5,912	208,447	25,236	233,683	(173,104)	60,579
OTHER INCOME (EXPENSE):
Interest income	—	51	5,062	166	5,279	8,524	13,803	(5,228)	8,575
Interest expense	—	—	—	(2,078)	(2,078)	—	(2,078)	2,078	—
Miscellaneous	71	—	—	—	71	(5,928)	(5,857)	—	(5,857)
Total other income (expense)	71	51	5,062	(1,912)	3,272	2,596	5,868	(3,150)	2,718
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	470	—	—	—	470	—	470	44,601	45,071
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(9,076)	(3,103)	186,675	(466)	174,030	(22,640)	151,390	(86,040)	65,350
INCOME TAX PROVISION	—	—	—	—	—	(8,705)	(8,705)	—	(8,705)
SEGMENT (LOSS) PROFIT/NET INCOME	$(9,076)	$(3,103)	$186,675	$(466)	$174,030	$(31,345)	$142,685	$(86,040)	$56,645
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
Three Months Ended September 30, 2024 and 2023
Land sales and related party land sales revenues. Total land sales revenues decreased by $60.3 million to $0.4 million for the three months ended September 30, 2024, from $60.7 million for the three months ended September 30, 2023. The decrease in total land sales revenues was primarily attributable to the recognition of revenue from the sale of land entitled for an aggregate of 146 homesites on approximately 26 acres during the three months ended September 30, 2023 compared to no land sales during the same period in 2024. The fixed base purchase price was $60.6 million for the 2023 sales.
Cost of land sales. Valencia closed no land sales and therefore had no cost of land sales for the three months ended September 30, 2024, compared to $39.0 million for the three months ended September 30, 2023. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.

Nine Months Ended September 30, 2024 and 2023
Land sales and related party land sales revenues. Total land sales revenues decreased by $60.1 million to $1.2 million for the nine months ended September 30, 2024, from $61.3 million for the nine months ended September 30, 2023. The decrease in total land sales revenues was primarily attributable to the recognition of revenue from the sale of land entitled for an aggregate of 146 homesites on approximately 26 acres during the nine months ended September 30, 2023 compared to no land sales during the same period in 2024. The fixed base purchase price was $60.6 million for the 2023 sales.
Cost of land sales. Valencia closed no land sales and therefore had no cost of land sales for the nine months ended September 30, 2024, compared to $39.0 million for the nine months ended September 30, 2023. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Selling, general, and administrative. SG&A expenses decreased by $0.5 million, or 5.4%, to $8.1 million for the nine months ended September 30, 2024, from $8.6 million for the nine months ended September 30, 2023. The decrease was mainly attributable to a decrease in community related selling and marketing expenses and a decrease in lease expense.
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
Interests in the Great Park Venture were previously either “percentage interests” or “legacy interests.” Holders of the legacy interests were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions. The holders of percentage interests were entitled to all other distributions. During the nine months ended September 30, 2024, the Great Park Venture made aggregate distributions of $18.1 million to holders of legacy interests and $229.9 million to holders of percentage interests. We received $86.2 million for our 37.5% percentage interest. As of December 31, 2021, the Great Park Venture had fully satisfied the $476.0 million priority distribution rights, and with the distributions to the holders of legacy interests during the nine months ended September 30, 2024, the Great Park Venture fully satisfied the $89.0 million maximum participating legacy interest distribution rights, as a result of which, the legacy interests are no longer deemed to be outstanding.
Three Months Ended September 30, 2024 and 2023
Land sales and related party land sales revenues. Land sales and related party land sales revenues increased to $61.5 million for the three months ended September 30, 2024, from $3.3 million for the three months ended September 30, 2023. The increase was primarily attributable to the recognition of revenue from the sale of 12.8 acres of commercial land planned for retail uses at the Great Park Neighborhoods during the three months ended September 30, 2024, compared to no land sales during the same period in 2023. The base purchase price was $25.4 million for the 2024 land sales.
During the three months ended September 30, 2024 and 2023, revenues also included changes in estimates of variable consideration, including profit participation and price participation, from those amounts previously recorded by the Great Park Venture. During the three months ended September 30, 2024 and 2023, the Great Park Venture recognized $6.0 million and $2.8 million, respectively, in profit participation revenues received from homebuilders. During the three months ended September 30, 2024, the Great Park Venture recognized additional estimated variable consideration of $30.0 million related to prior period land sales for future price participation payments expected to be received when homes are sold to homebuyers. The increase in estimated variable consideration reflects updated pricing and absorption assumptions used to calculate expected price participation payments.
Cost of land sales. Cost of land sales for the three months ended September 30, 2024 was $8.1 million, compared to no cost of land sales for the three months ended September 30, 2023. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. The increase in management services related party revenue was mainly attributable to an increase in variable incentive compensation revenue recognized during the three months ended September 30, 2024. For the three months ended September 30, 2024 and 2023, we recognized $12.9 million and $1.4 million, respectively, attributable to variable incentive compensation, mostly as a result of changes in estimates of the amount of variable incentive compensation we expect to receive.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses increased by $1.9 million, or 79.5%, to $4.3 million for the three months ended September 30, 2024, from $2.4 million for the three months ended September 30, 2023. The increase was mainly attributable to an increase in intangible asset amortization expense recognized during the three months ended September 30, 2024.
Selling, general, and administrative. SG&A expenses increased by $0.9 million, or 37.4%, to $3.1 million for the three months ended September 30, 2024, from $2.3 million for the three months ended September 30, 2023. The increase was mainly attributable to an increase in marketing expenses and property maintenance expenses.

Management fees—related party. Management fees increased by $14.1 million to $18.8 million for the three months ended September 30, 2024, from $4.7 million for the three months ended September 30, 2023. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to a change in the estimate of the amount of incentive compensation fees probable of being paid that resulted in a cumulative adjustment recognized during the three months ended September 30, 2024.
Nine Months Ended September 30, 2024 and 2023
Land sales and related party land sales revenues. Land sales and related party land sales revenues decreased to $293.6 million for the nine months ended September 30, 2024, from $372.5 million for the nine months ended September 30, 2023. The decrease was primarily attributable to the recognition of revenue from the sale of 12.8 acres of commercial land planned for retail uses and land entitled for an aggregate of 187 homesites on 23.9 acres at the Great Park Neighborhoods during the nine months ended September 30, 2024, compared to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 798 homesites on approximately 84 acres during the nine months ended September 30, 2023. The base purchase price was $25.4 million and $170.7 million for the 2024 commercial land sales and homesite land sales, respectively. Revenue recognized of $357.8 million for the 2023 land sale consisted of $214.7 million paid at closing, plus $143.1 million in estimated variable consideration from future price participation payments expected to be received when homes are sold to homebuyers. The 798 homesites were sold to an unaffiliated land banking entity whereby a related party retained the option to acquire the homesites in the future from the land bank entity.
During the nine months ended September 30, 2024 and 2023, revenues also included changes in estimates of variable consideration, including profit participation and price participation, from those amounts previously recorded by the Great Park Venture. During the nine months ended September 30, 2024 and 2023, the Great Park Venture recognized $30.0 million and $13.6 million, respectively, in profit participation revenues received from homebuilders. During the nine months ended September 30, 2024, the Great Park Venture recognized additional estimated variable consideration of $66.6 million related to prior period land sales for future price participation payments expected to be received when homes are sold to homebuyers. The increase in estimated variable consideration reflects updated pricing and absorption assumptions used to calculate expected price participation payments.
Cost of land sales. Cost of land sales for the nine months ended September 30, 2024 was $67.1 million, compared to $165.7 million for the nine months ended September 30, 2023. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. The increase in management services related party revenue was mainly attributable to an increase in variable incentive compensation revenue recognized during the nine months ended September 30, 2024. For the nine months ended September 30, 2024 and 2023, we recognized $65.7 million and $20.2 million, respectively, attributable to variable incentive compensation, mostly as a result of changes in estimates of the amount of variable incentive compensation we expect to receive.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses increased by $5.0 million, or 35.0%, to $19.5 million for the nine months ended September 30, 2024, from $14.4 million for the nine months ended September 30, 2023. The increase was mainly attributable to an increase in intangible asset amortization expense recognized during the nine months ended September 30, 2024.
Selling, general, and administrative. SG&A expenses increased by $1.3 million, or 17.2%, to $8.7 million for the nine months ended September 30, 2024, from $7.4 million for the nine months ended September 30, 2023. The increase was mainly attributable to an increase in marketing expenses and property maintenance expenses.

Management fees—related party. Management fees increased by $54.9 million to $91.4 million for the nine months ended September 30, 2024, from $36.5 million for the nine months ended September 30, 2023. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to a change in the estimate of the amount of incentive compensation fees probable of being paid that resulted in a cumulative adjustment recognized during the nine months ended September 30, 2024.
The table below reconciles the Great Park segment results to the equity in earnings from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Segment profit from operations	$45,061	$640	$186,675	$184,291
Less net income of management company attributed to the Great Park segment	11,659	2,021	55,212	14,772
Net income (loss) of the Great Park Venture	33,402	(1,381)	131,463	169,519
The Company’s share of net income (loss) of the Great Park Venture	12,526	(518)	49,299	63,570
Basis difference (amortization) accretion, net	(438)	106	(4,081)	(10,498)
Equity in earnings (loss) from the Great Park Venture	$12,088	$(412)	$45,218	$53,072

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

The table below reconciles the Commercial segment results to the equity in loss from our investment in the Gateway Commercial Venture that is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Segment loss from operations	$(301)	$(358)	$(466)	$(1,036)
Less net income of management company attributed to the Commercial segment	115	110	356	321
Net loss of the Gateway Commercial Venture	(416)	(468)	(822)	(1,357)
Equity in loss from the Gateway Commercial Venture	$(312)	$(351)	$(617)	$(1,018)
Liquidity and Capital Resources
As of September 30, 2024, we had $224.5 million of consolidated cash and cash equivalents, compared to $353.8 million at December 31, 2023. As of September 30, 2024, no funds had been drawn on and no letters of credit were outstanding on the operating company’s $125.0 million unsecured revolving credit facility.
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
We had outstanding performance bonds of $367.0 million as of September 30, 2024 predominantly related to our Valencia community.
At September 30, 2024, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.

Outstanding LOCs totaled $1.0 million at both September 30, 2024 and December 31, 2023. At both September 30, 2024 and December 31, 2023, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of September 30, 2024, no capacity under the revolving credit facility was used to support LOCs.
We are a party to a tax receivable agreement (“TRA”) with current and former holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of certain tax attributes. We expect the TRA payments to be substantial. However, the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company or Class A units of the San Francisco Venture, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax. As of September 30, 2024, there were no amounts currently payable under the TRA. However, as a result of California Senate Bill 167 signed into law on June 27, 2024, which, in part, suspends the usage of California net operating loss deductions for tax years 2024 through 2026, TRA payments associated with the accelerated California taxes may become payable starting in 2026 through 2028. The majority of TRA payments, however, are expected to begin after 2028.
Summary of Cash Flows
The following table outlines the primary components of net cash (used in) provided by operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating activities	$(67,612)	$65,064
Investing activities	41,208	29,946
Financing activities	(102,876)	(8,517)
Cash Flows from Operating Activities. Net cash used in operating activities was $67.6 million for the nine months ended September 30, 2024, compared to $65.1 million net cash provided by operating activities for the nine months ended September 30, 2023.
During the nine months ended September 30, 2024, we received incentive compensation payments of $23.2 million under our development management agreement with the Great Park Venture. The payment is net of $1.8 million that we concurrently distributed to the holders of the management company’s Class B units. As of September 30, 2024, the holders of the management company’s Class B units had no further distribution rights. Additionally, we received total distributions of $86.2 million from the Great Park Venture, of which $45.2 million is reflected as a return on our investment (operating activity) in the statement of cash flows with the balance reflected as an investing activity.
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
Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and SG&A costs. During the nine months ended September 30, 2024, we paid $8.3 million for interest accrued through the settlement date on our existing 7.875% senior notes due November 2025 that were exchanged. The exchange of $523.5 million of our existing senior notes for new senior notes was accounted for as a debt modification under ASC 470-50. Under debt modification accounting, third party costs are expensed as incurred and reported as operating cash flows. Included in operating cash outflows during the nine months ended September 30, 2024 is $7.7 million in third party transaction and advisory costs incurred in connection with the senior notes exchange. During the nine months ended September 30, 2024, an additional $18.2 million was paid for interest due on our existing 7.875% senior notes and new 10.500% initial rate senior notes. During the nine months ended September 30, 2023, $24.6 million was paid for interest due on our existing 7.875% senior notes. Our horizontal development costs for the nine months ended September 30, 2023 were partially offset by $17.7 million in public financing reimbursements for public infrastructure development costs we incurred in Valencia and a nonrecurring $44.5 million recovery from a third party related to certain project development costs in Valencia.

Cash Flows from Investing Activities. Net cash provided by investing activities was $41.2 million for the nine months ended September 30, 2024, compared to $29.9 million net cash provided by investing activities for the nine months ended September 30, 2023.
During the nine months ended September 30, 2024, we received total distributions of $86.2 million from the Great Park Venture, of which $41.0 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity. During the nine months ended September 30, 2023, we received total distributions of $81.8 million from the Great Park Venture, of which $29.0 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity. Additionally, for the nine months ended September 30, 2024 and 2023, we received a distribution of $0.9 million and $0.9 million, respectively, from the Valencia Landbank Venture, which is reflected as a return of our investment (investing activity) in the statement of cash flows.
Cash Flows from Financing Activities. Net cash used in financing activities was $102.9 million for the nine months ended September 30, 2024, compared to $8.5 million net cash used in financing activities for the nine months ended September 30, 2023.
During the nine months ended September 30, 2024, we repaid $100.0 million of our existing 7.875% senior notes due November 2025 in connection with our exchange transaction. For the nine months ended September 30, 2024 and 2023, in accordance with the operating company’s limited partnership agreement, we made noncontrolling interest tax distributions of $1.6 million and $4.0 million, respectively. We also made payments of $4.3 million to reduce our related party reimbursement obligation during the nine months ended September 30, 2023. We used $0.8 million and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively, to net settle share-based compensation awards with employees for tax withholding purposes.
Changes in Capital Structure
During the nine months ended September 30, 2024, our 62.6% ownership percentage in the operating company increased slightly primarily due to our issuance of shared-based compensation in the form of 0.2 million restricted Class A common shares and 0.3 million restricted share units that were settled for Class A common shares, partially offset by our reacquisition of approximately 0.3 million restricted Class A common shares from employees for income tax withholding purposes upon vesting. The issuances and settlements resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Class A units of the operating company:
Held by us	69,358,504	69,199,938
Held by noncontrolling interest members	41,363,271	41,363,271
	110,721,775	110,563,209
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	148,592,048	148,433,482
At September 30, 2024, we had 79,233,544 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed at our election for our Class A common shares or cash.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2024 as compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
As of September 30, 2024, we had outstanding consolidated net indebtedness of $524.9 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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

10.1
Third Amendment to Second Amended and Restated Development Management Agreement, dated as of September 16, 2024, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LP and Five Point Communities, LP (Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2024 is incorporated herein by this reference).

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

Date: October 18, 2024