Form 10-K
period 2024-12-31
Five Point Holdings, LLC
filed 2025-02-24
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common shares held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was approximately $172.9 million.
As of February 14, 2025, 69,478,342 Class A common shares and 79,233,544 Class B common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•fluctuations in real estate values;
•potential impairment charges and adjustments related to the accounting of our real estate assets and investments;
•changes in property taxes;
•risks that increased tariffs will increase development costs or impact pricing for our land;
•risks associated with our trademarks, trade names and service marks;
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
•“FP LP” refers to Five Point Communities, LP, a Delaware limited partnership;
•“FP LP Class B partnership interests” or “Class B partnership interests in FP LP” refer to partnership interests in FP LP that were owned by Lennar and FPC-HF that were entitled to receive distributions equal to the amount of any incentive compensation payments under the amended and restated development management agreement that are attributable to payments on legacy interests in the Great Park Venture;
•“FP Inc.” refers to Five Point Communities Management, Inc., a Delaware corporation, which is the general partner of, and owns a 0.5% Class A limited partnership interest in, FP LP;
•“FPC-HF” refers to FPC-HF Venture I, LLC, a Delaware limited liability company, that was owned, directly or indirectly, by an affiliate of Castlelake, an affiliate of Lennar and certain employees of the management company;
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
•“Gateway Commercial Venture” refers to Five Point Office Venture Holdings I, LLC, a Delaware limited liability company, which previously owned portions of the Five Point Gateway Campus;
•“GFFP” refers to GFFP Holdings, LLC;
•“Great Park Venture” refers to Heritage Fields LLC, a Delaware limited liability company, which is developing Great Park Neighborhoods;
•“homes” includes single-family detached homes, single-family attached homes and apartments for rent;
•“homesite” refers to a residential lot or a portion thereof on which a home will be built;
•“legacy interests” refers to membership interests in the Great Park Venture, which were held by the entities that owned the Great Park Venture immediately prior to the formation transactions and entitled them to receive priority distributions from the Great Park Venture in an aggregate amount equal to $565 million (all of which had been paid as of December 31, 2024, as a result of which, the legacy interests are no longer deemed to be outstanding);
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
Structure and Formation of Our Company
In 2009, our company was formed as a limited liability company to acquire ownership through the operating company of Newhall Land & Farming, which is developing our Valencia community. In May 2016, we completed the formation transactions in which we acquired an interest in the San Francisco Venture, which is developing our Candlestick and The San Francisco Shipyard communities, a 37.5% percentage interest in the Great Park Venture, which is developing Great Park Neighborhoods, and the management company that has been the development manager of Great Park Neighborhoods since 2010. In August 2017, we acquired a 75% interest in the Gateway Commercial Venture, the entity that previously owned portions of the Five Point Gateway Campus.
Our company has an entity structure in which our two largest equity owners, Lennar and GFFP, and our founder and Chairman Emeritus, Emile Haddad, separately hold, in addition to interests in our common shares, equity interests in either or both the operating company or the San Francisco Venture that can be exchanged for, at our option, either our Class A common shares or cash. Castlelake was previously one of the two largest equity owners of our company. As disclosed in an Amendment No. 1 to Schedule 13D filed on October 10, 2024, affiliates of Castlelake entered into a share purchase agreement with GFFP, pursuant to which Castlelake agreed to sell its Class A and Class B common shares, as well as its equity interests in the operating company and the San Francisco Venture to GFFP. The sale of Castlelake’s equity interests to GFFP closed on October 22, 2024. The diagram below presents a simplified depiction of our current organizational structure.

Five Point Holdings, LLC
Lennar, GFFP and Emile Haddad
Limited Partner
Five Point Opco GP, LLC
Managing General Partner
Five Point Operating Company, LP (1)
Manager 100% Class B (2)
100% (3)
Administrative Member 37.5% (4)
Manager 75% (5)
San Francisco Venture
FPL
Great Park Venture
Gateway Commercial Venture
Candlestick and The San Francisco Shipyard
Valencia
Great Park Neighborhoods

(1) Through a wholly owned subsidiary, we serve as sole managing general partner of the operating company, and as of December 31, 2024, we owned approximately 62.6% of the outstanding Class A units of the operating company. We conduct all of our businesses in or through the operating company, which owns, directly or indirectly, equity interests in, and controls the management of FPL, the San Francisco Venture and the management company. Class A units of the operating company that we do not own are held by affiliates of Lennar, GFFP, and Mr. Haddad and can be exchanged on a one-for-one basis, at our option, for either Class A common shares or cash equal to the fair market value of such shares. Until Class A units of the operating company are exchanged or redeemed, the capital associated with Class A units of the operating company not held by us is presented within “noncontrolling interests” on our consolidated balance sheet. Based on the closing price of our Class A common shares on February 14, 2025 ($5.88), our market capitalization on a fully exchanged basis was approximately $874.6 million.
(2) The operating company owns all of the outstanding Class B units of the San Francisco Venture. The Class A units of the San Francisco Venture, which are owned by affiliates of Lennar and GFFP, are intended to be economically equivalent to Class A units of the operating company. As the holder of all outstanding Class B units of the San Francisco Venture, the operating company is entitled to receive 99% of available cash from the San Francisco Venture after the holders of Class A units in the San Francisco Venture have received distributions equivalent to the distributions, if any, paid on Class A units of the operating company. Class A units of the San Francisco Venture can be exchanged, on a one-for-one basis, for Class A units of the operating company. Until exchanged or redeemed through the operating company, the capital associated with Class A units of the San Francisco Venture is presented within “noncontrolling interests” on our consolidated balance sheet.
(3) We hold our interest in FPL directly and indirectly through the operating company and the management company.
(4) Through a wholly owned subsidiary, the operating company owns a 37.5% percentage interest in the Great Park Venture. Holders of legacy interests in the Great Park Venture were entitled to receive priority distributions up to an aggregate amount of $565.0 million, all of which had been distributed as of December 31, 2024, as a result of which, the legacy interests are no longer deemed to be outstanding. We are the administrative member of the Great Park Venture. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. We have two votes, and the other three voting members each have one vote, so we are unable to approve any major decision without the consent or approval of at least two of the other voting members. We do not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in our consolidated financial statements.
(5) Through a wholly owned subsidiary, the operating company owns a 75% interest in the Gateway Commercial Venture and serves as its manager. However, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by us and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. In December 2024, the Gateway Commercial Venture sold its remaining interests in the Five Point Gateway Campus, which consisted of one of the four buildings and approximately 50 acres of commercial land on which up to an additional 189,000 square feet of commercial space can be developed. We do not include the Gateway Commercial Venture as a consolidated subsidiary, but rather as an equity method investee, in our consolidated financial statements.
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
Our Business
We are primarily engaged in the business of planning and developing our three mixed-use planned communities, and our revenues are principally generated by selling residential and commercial land sites to homebuilders, commercial developers and commercial buyers and by providing development management services. We may also elect to opportunistically retain a portion of the commercial and multi-family properties in our communities as income-producing assets. Our three mixed-use planned communities are owned either directly or through a joint venture. We may elect to enter into additional joint ventures for the purposes of developing our existing communities as well as for acquiring potential new real estate assets. We may also pursue other acquisitions, investments, and growth opportunities that would allow us to capitalize on our land development and entitlement expertise.
Our planning and development process for our existing communities involves the following components:
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
Land sales.    After horizontal development for a given development area or parcel is completed, graded lots are typically sold to homebuilders, commercial builders or commercial buyers. We typically sell homesites to a diverse group of high-quality homebuilders in a competitive process, although in some cases we may negotiate directly with a single homebuilder. In addition to the base purchase price, our residential land sales typically involve participation provisions that allow us to share in the profits realized by the homebuilders. We sell commercial lots to developers through a competitive process or negotiate directly with the buyer. We also regularly assess our development plan and may retain a portion of the commercial and multi-family properties within our communities as income-producing assets, although we do not currently have any plans to do so.
Vertical development (construction).    We refer to the process of building structures (buildings or houses) and preparing them for occupancy as “vertical development.” Single-family residences in our communities are built by third-party homebuilders. Commercial buildings in our communities are usually built by a third-party developer or the buyer. We do not currently intend to engage in vertical development and do not currently hold any commercial assets, however, for commercial or multi-family properties that we may retain in the future, we may construct the building ourselves or enter into a joint venture with an established developer to construct a particular property.
Community programming.    Our community building efforts go beyond development and construction. We offer numerous community programs with a goal of building a community that transcends the physical features of our development and connects neighbors through their interests. We believe community building efforts create loyal residents that can become repeat customers within our multi-generational communities.
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
Our Segments
We have organized our operations into three reportable segments, all of which are tied to our communities (our Valencia, San Francisco and Great Park segments). Our operations relating to these segments are discussed in more detail below in the section titled “Our Communities.”
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
In December 2019, we completed our first residential land sales in the first development area at Valencia. As of December 31, 2024, we had sold 3,088 homesites, and builders had sold 1,599 homes to homebuyers since home sales commenced in May 2021.

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
In November 2024, we received approvals from the City and County of San Francisco to (among other things) transfer approximately two million square feet of research and development and office space to Candlestick from The San Francisco Shipyard. Candlestick now has the potential to include up to approximately 2.8 million square feet of research and development and office space, approximately 7,200 homesites, and approximately 550,000 square feet of retail, hotel, entertainment and community uses. We have commenced engineering for the next phase of infrastructure at Candlestick and expect to begin construction in early 2026.
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
The first homesites at the Great Park Neighborhoods were sold in April 2013, and as of December 31, 2024, the Great Park Venture had sold 8,683 homesites (including 853 affordable homesites) and approximately 166 acres of commercial land, including the Five Point Gateway Campus, allowing for development of up to approximately 3.6 million square feet of commercial office and research and development space. As of December 31, 2024, builder sales totaled 6,817 market rate homes at the Great Park Neighborhoods (including 38 homes under a fee build arrangement). The Great Park Venture reacquired the development rights equivalent to approximately one million square feet that had been previously sold with the Five Point Gateway Campus.
Other Properties
We own approximately 16,000 acres adjacent to our Valencia community in Ventura County that are primarily used for agriculture and energy operations. We also own remnant commercial, residential and open space land in Los Angeles County that is planned to be sold or deeded to third parties as we develop our Valencia community.

Development Management Services
Through the management company, we receive fees for providing development management services for Great Park Neighborhoods and received fees for providing property management services to the Gateway Commercial Venture prior to the sale of its remaining interests in the Five Point Gateway Campus in December 2024.
Competition
We compete with other residential, retail and commercial property developers in the development of properties in the Northern and Southern California markets. Significant factors that we believe allow us to compete effectively in this business include:
•the size and scope of our mixed-use planned communities located in desirable and supply constrained California coastal markets;
•the recreational and cultural amenities available within or nearby our communities;
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
We have incurred significant costs and expenses in order to obtain the primary entitlements (general plan and zoning approvals) for our communities. Once these primary entitlements are obtained, we continue to refine the mixed-use plan for each community by planning specific development areas and obtaining the necessary governmental approvals for a development area. Among other things, we typically need to obtain the following approvals for each development area: (1) approval of the subdivision maps (such as vesting tentative tract maps and parcel maps) that allow the land to be divided into separate legal lots for residential, commercial and other improvements; (2) approval of the improvement plans that set forth certain design, engineering and other elements of infrastructure, parks, homes, commercial buildings and other improvements; (3) approval of the final map that allows for the conveyance of individual homesites and commercial lots; and (4) any other discretionary approvals needed to construct, finance, sell, lease or maintain the homes or commercial buildings within a development area.
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
In addition, The San Francisco Shipyard and Great Park Neighborhoods properties were formerly operated by the U.S. Navy as defense plants. As a result of these historic operations, portions of these properties have been or currently are listed on the U.S. Environmental Protection Agency’s (“USEPA”) National Priorities List as sites requiring cleanup under federal environmental laws. While investigation and cleanup activities have been substantially completed for Great Park Neighborhoods, significant work is contemplated over the next several years for certain parcels within The San Francisco Shipyard, which will delay the transfer of such parcels to us for development.
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

Human Capital
We are innovators and collaborators in the evolution of cities in coastal California, and our associates are the force behind the success of our communities. We believe in cultivating a work environment that fosters accountability, professional development and opportunities to grow and share innovative ideas across all our community elements. Our associates are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our associates must adhere to a code of business conduct and ethics that sets standards for appropriate behavior and participate in required training on preventing and identifying harassment and discrimination.
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
At December 31, 2024, women constituted approximately 48% of our workforce, ethnic and racial minorities constituted approximately 32% of our workforce, and we had approximately 88 employees, all of whom were working full-time.
Information about our Executive Officers
The following individuals are our executive officers:

Name	Age	Position
Daniel Hedigan	71	President and Chief Executive Officer
Michael Alvarado	59	Chief Operating Officer, Chief Legal Officer, Vice President and Secretary
Greg McWilliams	73	Chief Policy Officer
Kim Tobler	65	Chief Financial Officer, Treasurer and Vice President
Daniel Hedigan.    Mr. Hedigan has been our President and Chief Executive Officer since February 2022. Prior to his appointment, Mr. Hedigan served as President of Land Sales and Home Building for the Irvine Company from 2013 to 2021, where he oversaw the design, building and sales of new homes in the master-planned villages of the Irvine Ranch in Orange County, California.
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
Kim Tobler.    Mr. Tobler has been our Chief Financial Officer, Treasurer and Vice President since September 2023. Mr. Tobler joined us in 2016, and prior to his appointment as Chief Financial Officer, he most recently served as our Vice President – Treasury and Tax. He was a tax partner at Ernst & Young LLP from 2008 to 2016, and from 2003 to 2008, he worked at the Irvine Company as Senior Vice President – Finance and Reporting.
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
•changes in U.S. trade policies (including the imposition of tariffs) and retaliatory responses from other countries, which could increase costs or limit the availability of materials and products used in development;
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
Our existing communities are all located in California, which makes us susceptible to risks in that state.
Our existing communities are all located in California, and we expect, at least for the near term, to be dependent upon our existing projects for substantial portions of our cash flow. As a result, we are susceptible to greater risks than if we owned a larger or more geographically diverse portfolio. California also continues to suffer from severe budgetary constraints, which may result in the layoff or furlough of government employees, and California is regarded as more litigious and more highly regulated and taxed than many other states. Any adverse change in the economic, political, competitive or regulatory climate in California, or the counties and cities where our properties are located, could adversely affect our real estate development activities and have a negative impact on our financial condition and results of operations.
In addition, historically, California has been subject to natural disasters, including earthquakes, droughts, floods, wildfires and severe weather, and coastal locations may be particularly susceptible to climate stress events or adverse localized effects of climate change, such as sea-level rise and increased storm frequency or intensity. We therefore have greater exposure to the risks of natural disasters, which can lead to power shortages, shortages of labor and materials, increased costs, and delays in development. If our insurance does not fully cover losses resulting from these events, our financial condition and results of operations could be adversely affected. The occurrence of natural disasters may also negatively impact the availability of homeowners insurance and the demand for new homes in affected areas. For example, the wildfires that have occurred in recent years in California, along with the increasing risk of future wildfires, have resulted in increased homeowners’ insurance costs and the unavailability of private homeowners’ insurance in certain high-risk areas. We expect these issues may be exacerbated by the recent wildfires in Southern California. Additionally, if drought conditions occur within California, state and local authorities could enact restrictions or moratoriums on building permits and access to utilities, such as water and sewer taps, which could delay or prevent our construction activities, as well as the construction of homes and commercial buildings, even when we have obtained water rights for our communities.
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
Inflation can adversely affect us by increasing costs of materials and labor. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on demand for homes and the cost of debt financing. In a highly inflationary environment, depending on industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. While inflation has moderated somewhat over the last year, interest rates and mortgage rates remain elevated relative to recent rate levels, which can decrease demand by homebuyers for new homes and soften demand by our guest builders for home sites.
Fluctuations in real estate values and changes in our development strategies may require us to write down (or impair) the carrying value of our real estate assets or real estate investments.
Our industry is subject to significant variability and fluctuations in real estate values. The valuation of our real estate assets (e.g., our Valencia, Candlestick and The San Francisco Shipyard communities) or real estate investments (e.g., our investment in the Great Park Venture) is inherently subjective and based on the individual characteristics of each asset. Factors such as competitive market supply and demand for inventory, changes in laws and regulations, political and economic conditions and interest and inflation rate fluctuations subject our valuations to uncertainty. Our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If the real estate market deteriorates, we may reevaluate the assumptions used in our analysis. In addition, we may be required to reevaluate the carrying value of our real estate assets in the event that we decide to pursue alternative development strategies that would accelerate the realization of the value of such assets, including contribution of the asset into a joint venture or an accelerated sale of the asset. As a result of any such reevaluations, we may be required to write down (or impair) the book value of certain real estate assets or real estate investments and some of those write-downs could result in material reductions to our net income.
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
Our pursuit of new growth strategies, including new business initiatives, acquisitions, investments, dispositions, joint ventures or other growth opportunities, could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, financial condition and results of operations.
Our growth strategy involves new potential joint ventures, acquisitions, investments and other transactions. These transactions will take time to execute and may create additional costs, expose us to additional legal and compliance risks, cause disruption to our current business and impact our operating results. Our ability to effectively pursue and manage anticipated ventures, acquisitions and investments may require significant capital and other expenditures, as well as allocation of valuable management resources, which may negatively impact our ongoing business. Our future financial performance and ability to execute on our growth strategies will depend, in part, on our ability to effectively manage any future ventures, acquisitions or investments. There are no guarantees that we will be able to do so in an effective or timely manner, or at all.
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
As a result of the time and complexity involved in obtaining approvals for our projects, we face the risk that we may not have entitled land available to sell to builders for certain periods of time. We also face the risk that demand for residential and commercial properties may decline, and we may be forced to sell or lease properties at prices or rates that generate lower profit margins than we anticipated or that would result in losses. If values decline, we may be required to make material write-downs of the book value of our real estate assets or real estate investments.
Our projects are subject to environmental planning and protection laws and regulations that require us to obtain permits and approvals that may be delayed, withheld or challenged by third parties in legal proceedings.
Our projects are subject to various environmental and health and safety laws and regulations. These laws and regulations require us to obtain and maintain permits and approvals, undergo environmental review processes and implement environmental and health and safety programs and procedures to mitigate the physical impact our communities will have on the environment (such as traffic impacts, health and safety impacts, impacts on public services and impacts on endangered, threatened or other protected plants and species) and to control risks associated with the siting, development, construction and operation of our projects, all of which involve a significant investment of time and expense. The particular environmental requirements that apply to a project vary depending on, among other things, location, environmental conditions, current and former uses of a property, the presence or absence of certain wildlife or habitats, and nearby conditions. We expect that stringent environmental requirements may continue to be imposed on developers in light of ongoing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment.
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
We are a holding company and our only investment is our interest in the operating company. The operating company conducts all of our operations and owns all of our assets. As a result, our cash flow depends upon the cash flow of the operating company and its ability to provide funds to us in the form of distributions, loans or otherwise. The distributions that we receive from the operating company are based on our ownership interest in it, which was 62.6%, as of December 31, 2024. The operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to the operating company’s partners, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of the operating company. Under the terms of the limited partnership agreement for the operating company, the operating company is obligated to make tax distributions to its partners, including us, subject to the restrictions described below. These tax distributions are generally made on a pro-rata basis. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the tax receivable agreement (“TRA”), which we expect could be significant.
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
As of December 31, 2024, Lennar owned Class A common shares and Class B common shares representing approximately 39% of our outstanding voting interests. One of our directors is the Executive Chairman and Co-Chief Executive Officer of Lennar. Lennar is one of the nation’s largest homebuilders and has in the past purchased properties from us. In the future, we expect that we will sell additional properties to Lennar. Transactions between Lennar and us must be approved by our conflicts committee. Our conflicts committee also reviews transactions between the Great Park Venture and Lennar, which are ultimately subject to approval by a majority of the members of the Great Park Venture (excluding us). Nonetheless, Lennar’s relationship with us could give it an advantage in bidding for properties that we own.
Lennar may also compete with us and may in the future bid for, and acquire for itself, properties that we may seek to acquire. Our operating agreement contains provisions that will permit Lennar to engage in such activities and transactions.
Lennar and GFFP and their respective affiliates control approximately 56% of the voting power of our outstanding common shares and, as a result, are able to exercise significant influence over all matters requiring shareholder approval.
Holders of our Class A common shares and our Class B common shares vote together as a single class on all matters (including the election of directors) submitted to a vote of shareholders, with a share of each class entitling the holder to one vote. As of December 31, 2024, Lennar and GFFP and their respective affiliates beneficially owned, in the aggregate, Class A common shares and Class B common shares representing approximately 39% and 17%, respectively, of the voting power of our outstanding common shares. As a result, if these shareholders act together (which they have not agreed to do), they and their affiliates are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third-party from acquiring control of us. These transactions may include those that other shareholders deem to be in their best interests and in which those other shareholders might otherwise receive a premium for their shares over their current prices.
We will be required to pay certain investors for certain expected tax benefits.
Holders of Class A units of the operating company may exchange their units for, at our option, either Class A common shares on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or cash in an amount equal to the market value of such shares at the time of exchange. After a 12 month holding period, this exchange right is exercisable by holders of outstanding Class A units of the operating company. We expect that basis adjustments resulting from these transactions, if they occur, will reduce the amount of income tax we would otherwise be required to pay in the future.
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
Due to the various factors that will affect the amount and timing of the tax benefits we will receive, it is not possible to determine the exact amount of payments that will be made under the TRA. If the TRA had been terminated on December 31, 2024, we estimate that the termination payment would have been approximately $110.6 million, assuming no material changes to the relevant tax law, that the aggregate value of our properties is equal to the value implied by such per share price and that SOFR is 4.24%. However, this is merely an estimate, and the actual payments made under the TRA in the event that it is terminated or otherwise could be significantly greater.
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
Risks Related to Financing and Indebtedness
We may need additional capital to execute our development plans, and we may be unable to raise additional capital on favorable terms.
We may need additional capital to execute our development plans. There can be no assurance that we will be able to obtain new debt or equity financing on favorable terms, or at all, including as a result of volatility in the credit and capital markets, increases in interest rates or a decline in the value of our properties or portions thereof.
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
As of December 31, 2024, we had approximately $525.0 million of total indebtedness, comprised of $523.5 million of our 10.500% initial rate senior notes due January 2028 and $1.5 million of our 7.875% senior notes due November 2025. We also had $125.0 million available to be borrowed under our revolving credit facility as of December 31, 2024. Our indebtedness could subject us to many risks that, if realized, would adversely affect us, including the following:
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
As of December 31, 2024, we had outstanding 69,369,234 Class A common shares. In addition, 79,257,314 Class A common shares are reserved for issuance upon exchange of Class A units of the operating company (including 37,870,273 Class A units of the operating company issuable upon exchange of Class A units of the San Francisco Venture) and conversion of our Class B common shares.
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
We have an effective shelf registration statement on Form S-3 under which we registered with the SEC the resale of Class A common shares held by certain of our existing shareholders and the Class A common shares that we may issue in exchange for Class A units of the operating company or Class A units of the San Francisco Venture. We are required to use our reasonable efforts to keep the Form S-3 registration statement (or a successor registration statement) effective until there are no longer any registrable securities other than Class A common shares that can be sold under Rule 144 without any limitation as to volume or manner of sale. In addition, 4,697,870 Class A common shares were available for future issuance under our incentive award plan as of December 31, 2024.
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
From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our business strategy and performance may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions or tariffs imposed by the United States and other countries in response to such conflicts or events may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition, results of operations and stock price.
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
We have implemented a cybersecurity risk management program intended to protect the security and availability of our critical systems and information. Our risk assessment process is modeled after the National Institute of Standards and Technology (“NIST”) Guide for Conducting Risk Assessments and is performed annually. We may also elect to perform assessments more often based on material changes in business activities or other factors. The results of our cybersecurity risk assessment aid in identifying potential cybersecurity risks and guiding the adoption of appropriate risk mitigation measures. Our cybersecurity threat defense approach incorporates certain guiding principles from the NIST Cybersecurity Framework (the “NIST Framework”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our program includes a cybersecurity incident response plan that consists of incident identification, classification, investigation and diagnosis, response, and recovery.
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
•annual review of Service Organization Controls reports from our critical third-party vendors based upon a determination of their relative importance and risk level;
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
Governance
Our board of directors has designated the audit committee to oversee our exposure to risk, including risks related to cybersecurity threats, and the steps management has taken to monitor and control such risks. The audit committee receives periodic updates from our Vice President – Information Systems on our cybersecurity program, potential material cybersecurity threats, and results of the most recent cybersecurity risk assessment. Additionally, the audit committee is regularly informed about (1) the results of independent and objective assessments of key components of our cybersecurity program as reported by our internal audit department and (2) material risks that could impact our operations or financial condition and the measures implemented to adequately mitigate relevant risks. The audit committee regularly reports to our board of directors regarding its activities, including those related to cybersecurity risk oversight, and members of our board of directors periodically discuss cybersecurity matters with members of management.
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
As of February 14, 2025, there were 41 and 5 holders of record of our Class A and Class B common shares, respectively.
Our board of directors may, from time to time, in its sole discretion, authorize our company to repurchase our outstanding shares, subject to debt covenants and other contractual restrictions. There were no repurchases of our shares during the year ended December 31, 2024.

Performance Graph
The following graph compares the cumulative total return of our Class A common shares with the S&P 500 and the S&P Homebuilders Select Industry Index from December 31, 2019 through December 31, 2024. The graph assumes $100 was invested at the market close on December 31, 2019 in our Class A common shares, the S&P 500 and the S&P Homebuilders Select Industry Index, and the reinvestment of all dividends.
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
During the year ended December 31, 2024, no redemption notices were received from Class A Unit Holders.
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
Overview
Our Company
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of December 31, 2024, approximately 62.6% of the operating company. The operating company directly or indirectly owns equity interests in:
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
•Heritage Fields LLC (the “Great Park Venture”), which is developing Great Park Neighborhoods, our community in Orange County, California;
•Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), which previously owned portions of the Five Point Gateway Campus, a commercial office, research and development and medical campus located within the Great Park Neighborhoods; and
•Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which provide development management services for the Great Park Neighborhoods.
The operating company consolidates and controls the management of all of these entities, except for the Great Park Venture and the Gateway Commercial Venture. The operating company owns a 37.5% percentage interest in the Great Park Venture and a 75% interest in the Gateway Commercial Venture and accounts for its interest in both using the equity method. Please review “Structure and Formation of Our Company” and “Our Communities” under Part I, Item 1 of this report for a description of our organizational structure, each of our communities and our commercial venture.
Operational Highlights and Outlook
In 2024, we continued to focus on our three main priorities: generating revenue and positive cash flow; managing our capital spend to match near-term revenue opportunities; and controlling our selling, general and administrative (“SG&A”) costs. Our execution on these priorities allowed us to have a record year, and we remain well positioned to continue executing on land sales to our guest builders at the Great Park Neighborhoods and Valencia in 2025.
At Valencia, we closed the sale of 493 homesites on 54.4 acres for an aggregate purchase price of $137.9 million in 2024. With a focus on managing capital spend to optimize the timing and amount of spending in relation to anticipated revenues, we were able to work with our homebuilder partners to shift some of the final land development costs to the builders, and we adjusted our sales pricing accordingly. We will continue to look to minimize our capital spend between revenue opportunities. Valencia guest homebuilders sold 348 homes during 2024, for a total of 1,599 homes sold since sales began in May 2021. By the end of 2024, our guest homebuilders had sold out two of the three previously opened neighborhoods in our newest development area and opened five additional neighborhoods. Homes in these neighborhoods consist of a wide mix of attached and detached single family homes that are attracting first time buyers along with trade-up buyers. We expect to continue land sales at Valencia in the second half of 2025.
At the Great Park Neighborhoods, in which we have a 37.5% percentage interest and manage all aspects of the development cycle, the Great Park Venture recognized land sale revenue of $480.0 million from the sale of 559 homesites on 56.1 acres of land and $25.4 million from the sale of 12.8 acres of commercial land. The Great Park Venture made distributions and related participating payments with proceeds from the land sales, of which we received approximately $231.0 million for both our ownership interests and incentive management fee compensation. Home sales by guest homebuilders totaled 441 homes in 2024. Our next neighborhood is comprised of 372 homes across five builder collections and is expected to open in phases throughout 2025. We expect the Great Park Venture will close the sale of approximately 979 homesites across fourteen different programs during 2025. Twelve of the fourteen programs consisting of 868 homesites and approximately 74 acres are under contract, and two of those programs consisting of 197 homesites on approximately 11 acres closed in February 2025. We currently expect approximately 210 additional homesites on approximately 18 acres to close during the first half of 2025, with the remaining 572 homesites on approximately 54 acres scheduled to close in the fourth quarter of 2025.
In San Francisco, we obtained final approval of our revised development plans in the fourth quarter of 2024, including the transfer of approximately two million square feet of commercial entitlements from The San Francisco Shipyard community to our Candlestick community. We have commenced engineering for the next phase of infrastructure at Candlestick and expect to begin construction as early as the first quarter of 2026.
We believe we are well positioned to move forward with the implementation of growth initiatives to complement our three existing communities, which represents an expansion of the operating strategy we have been executing. As part of our growth strategy, we may pursue acquisitions, investments, joint ventures or other growth opportunities. In particular, we may seek out capital partners to enter into joint ventures for the development of both our existing communities as well as new assets. We believe these joint ventures offer the ability to de-risk and accelerate monetization of our existing communities and the opportunity to generate additional revenue streams from new assets and investments. In addition, the joint venture strategy will allow us to move to an asset-lighter balance sheet model. Although we may pursue a variety of potential acquisitions and investments, we believe a natural opportunity for us is to enter into joint ventures with third-party capital partners that will allow us to take a minority equity position while capitalizing on our expertise in land development and entitlement to generate management fees and incentive compensation. We believe that we already have the core infrastructure and personnel required to pursue these opportunities.
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

Segments
Following the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024, our Commercial segment is no longer operating. Our three remaining reportable operating segments include our three community segments, Valencia, San Francisco and Great Park:
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
Results of Operations
The following tables and related discussions on the results of operations are for the fiscal years ended December 31, 2024 and 2023. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2023 for financial data and related comparative discussions on results of operations for the fiscal years ended December 31, 2023 and 2022, which is incorporated herein by reference.
The Company
The following table summarizes our consolidated historical results of operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(in thousands)
Statement of Operations Data
REVENUES:
Land sales	$139,097	$160,796
Land sales—related party	—	595
Management services—related party	96,404	47,621
Operating properties	2,425	2,720
Total revenues	237,926	211,732
COSTS AND EXPENSES:
Land sales	90,109	105,651
Management services	23,852	22,170
Operating properties	5,134	6,167
Selling, general, and administrative	51,233	51,495
Total costs and expenses	170,328	185,483
OTHER INCOME (EXPENSE):
Interest income	10,858	7,230
Miscellaneous	(5,977)	(776)
Total other income	4,881	6,454
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	132,617	76,595
INCOME BEFORE INCOME TAX (PROVISION) BENEFIT	205,096	109,298
INCOME TAX (PROVISION) BENEFIT	(27,462)	4,418
NET INCOME	177,634	113,716
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	109,337	58,322
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$68,297	$55,394
Revenues. Revenues increased by $26.2 million, to $237.9 million for the year ended December 31, 2024, from $211.7 million for the year ended December 31, 2023. The increase in revenues was primarily due to an increase in management services revenue at our Great Park segment in 2024, partially offset by lower land sales at our Valencia segment in 2024 compared to 2023.

Cost of land sales. The cost of land sales decreased by $15.5 million, to $90.1 million for the year ended December 31, 2024, from $105.7 million for the year ended December 31, 2023. The decrease in cost of land sales was attributable to lower land sales at our Valencia segment in 2024 compared to 2023.
Cost of management services. Cost of management services increased by $1.7 million, or 7.6%, to $23.9 million for the year ended December 31, 2024, from $22.2 million for the year ended December 31, 2023. The increase was primarily due to an increase in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. SG&A expenses decreased by $0.3 million, or 0.5%, to $51.2 million for the year ended December 31, 2024, from $51.5 million for the year ended December 31, 2023. The decrease was mainly attributable to a decrease in corporate general and administrative expenses.
Equity in earnings from unconsolidated entities. Our consolidated results reflect our share in the earnings or losses of our interests in our unconsolidated entities, including the Great Park Venture and the Gateway Commercial Venture, within equity in earnings from unconsolidated entities on our consolidated statement of operations. Our segment results for the Great Park segment present the results of the Great Park Venture at the book basis of the venture within the segment.
Equity in earnings from unconsolidated entities increased by $56.0 million, to $132.6 million for the year ended December 31, 2024, from $76.6 million for the year ended December 31, 2023. Equity in earnings for the years ended December 31, 2024 and 2023 was primarily a result of recognizing our share of the net income of the Great Park Venture generated from land sales during each period and the net income of the Gateway Commercial Venture generated from the sale of its remaining interests in the Five Point Gateway Campus.
Income taxes. All operations are carried on through our subsidiaries, the majority of which are pass-through entities that are generally not subject to federal or state income taxation. We are responsible for income taxes on our allocable share of the operating company’s income or gain. Pre-tax income of $205.1 million for the year ended December 31, 2024 resulted in a tax provision of $27.5 million. Pre-tax income of $109.3 million for the year ended December 31, 2023 resulted in a tax benefit of $4.4 million. The tax benefit was primarily the result of the increase in net deferred tax assets exceeding the net increase in deferred tax liabilities including the $17.6 million release of our valuation allowance. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at December 31, 2023, it was more likely than not that such net deferred tax assets would be fully realized, and our valuation allowance was released. Our effective tax rate for the year ended December 31, 2024 increased from the year ended December 31, 2023 due to the release of the valuation allowance in 2023, net of changes in permanent differences, including executive compensation subject to limitations.
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

Segment Results and Financial Information
The following tables reconcile the results of operations of our segments to our consolidated results for the years ended December 31, 2024 and 2023 (in thousands).

	Year Ended December 31, 2024
	Valencia	San Francisco	Great Park	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$139,097	$—	$590,170	$729,267	$—	$729,267	$(590,170)	$139,097
Land sales—related party	—	—	22,636	22,636	—	22,636	(22,636)	—
Management services—related party(2)	—	—	95,955	95,955	449	96,404	—	96,404
Operating properties	1,747	678	—	2,425	—	2,425	—	2,425
Total revenues	140,844	678	708,761	850,283	449	850,732	(612,806)	237,926
COSTS AND EXPENSES:
Land sales	90,109	—	144,876	234,985	—	234,985	(144,876)	90,109
Management services(2)	—	—	23,852	23,852	—	23,852	—	23,852
Operating properties	5,134	—	—	5,134	—	5,134	—	5,134
Selling, general, and administrative	10,356	4,883	11,033	26,272	35,994	62,266	(11,033)	51,233
Management fees—related party	—	—	113,934	113,934	—	113,934	(113,934)	—
Total costs and expenses	105,599	4,883	293,695	404,177	35,994	440,171	(269,843)	170,328
OTHER INCOME (EXPENSE):
Interest income	—	69	6,221	6,290	10,789	17,079	(6,221)	10,858
Interest expense	—	—	—	—	—	—	—	—
Miscellaneous	(49)	—	—	(49)	(5,928)	(5,977)	—	(5,977)
Total other income (expense)	(49)	69	6,221	6,241	4,861	11,102	(6,221)	4,881
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	483	—	—	483	12,347	12,830	119,787	132,617
SEGMENT PROFIT (LOSS)/INCOME BEFORE INCOME TAX PROVISION	35,679	(4,136)	421,287	452,830	(18,337)	434,493	(229,397)	205,096
INCOME TAX PROVISION	—	—	—	—	(27,462)	(27,462)	—	(27,462)
SEGMENT PROFIT (LOSS)/NET INCOME	$35,679	$(4,136)	$421,287	$452,830	$(45,799)	$407,031	$(229,397)	$177,634
(1) Represents the removal of the Great Park Venture operating results, which are included in the Great Park segment operating results at 100% of the venture’s historical basis but are not included in our consolidated results as we account for our investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024, our commercial segment is no longer operating. We have recast the segment presentation for the full year to report the equity in earnings from our investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) For the Great Park segment, represents the revenues and expenses attributable to the management company for providing services to the Great Park Venture as applicable.

	Year Ended December 31, 2023
	Valencia	San Francisco	Great Park	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$160,796	$—	$538,612	$699,408	$—	$699,408	$(538,612)	$160,796
Land sales—related party	595	—	16,213	16,808	—	16,808	(16,213)	595
Management services—related party(2)	—	—	47,190	47,190	431	47,621	—	47,621
Operating properties	2,066	654	—	2,720	—	2,720	—	2,720
Total revenues	163,457	654	602,015	766,126	431	766,557	(554,825)	211,732
COSTS AND EXPENSES:
Land sales	105,651	—	237,148	342,799	—	342,799	(237,148)	105,651
Home sales	—	—	161	161	—	161	(161)	—
Management services(2)	—	—	22,170	22,170	—	22,170	—	22,170
Operating properties	6,167	—	—	6,167	—	6,167	—	6,167
Selling, general, and administrative	11,577	3,989	10,927	26,493	35,929	62,422	(10,927)	51,495
Management fees—related party	—	—	65,395	65,395	—	65,395	(65,395)	—
Total costs and expenses	123,395	3,989	335,801	463,185	35,929	499,114	(313,631)	185,483
OTHER INCOME (EXPENSE):
Interest income	—	22	7,490	7,512	7,208	14,720	(7,490)	7,230
Interest expense	—	—	—	—	—	—	—	—
Miscellaneous	1,012	—	—	1,012	(1,788)	(776)	—	(776)
Total other income (expense)	1,012	22	7,490	8,524	5,420	13,944	(7,490)	6,454
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	562	—	1,926	2,488	(2,914)	(426)	77,021	76,595
SEGMENT PROFIT (LOSS)/INCOME BEFORE INCOME TAX BENEFIT	41,636	(3,313)	275,630	313,953	(32,992)	280,961	(171,663)	109,298
INCOME TAX BENEFIT	—	—	—	—	4,418	4,418	—	4,418
SEGMENT PROFIT (LOSS)/NET INCOME	$41,636	$(3,313)	$275,630	$313,953	$(28,574)	$285,379	$(171,663)	$113,716
(1) Represents the removal of the Great Park Venture operating results, which are included in the Great Park segment operating results at 100% of the venture’s historical basis but are not included in our consolidated results as we account for our investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024, our commercial segment is no longer operating. We have recast the segment presentation for the comparative prior period to report the equity in loss from our investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) For the Great Park segment, represents the revenues and expenses attributable to the management company for providing services to the Great Park Venture as applicable.
Valencia Segment
Our Valencia property consists of approximately 15,000 acres in northern Los Angeles County and can include up to approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The current communities under development in Valencia complement the neighboring communities that were previously developed by us. We began selling homesites in the first development area at Valencia in 2019, and as of December 31, 2024 we had sold 3,088 homesites for aggregate consideration of approximately $721.6 million. Homebuilders sold 348 homes at Valencia during the year ended December 31, 2024 and have sold a total of 1,599 homes since home sales began in May 2021.
Land sales and related party land sales revenues. Total land sales revenues decreased by $22.3 million to $139.1 million for the year ended December 31, 2024, from $161.4 million for the year ended December 31, 2023. The decrease in total land sales revenues was attributable to the recognition of revenue from the sale of land entitled for an aggregate of 493 homesites on 54.4 acres during the year ended December 31, 2024 compared to the recognition of revenue from the sale of land entitled for an aggregate of 729 homesites on approximately 72 acres during the year ended December 31, 2023. The aggregate base purchase price was $137.9 million and $162.4 million for the 2024 and 2023 sales, respectively. In 2024 and 2023, 179 and 583 of the homesites, respectively, were sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire the homesites in the future from the land bank entity.

Cost of land sales. Cost of land sales during the year ended December 31, 2024 was $90.1 million, compared to $105.7 million during year ended December 31, 2023. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Selling, general, and administrative. SG&A expenses decreased by $1.2 million, or 10.5%, to $10.4 million for the year ended December 31, 2024, from $11.6 million for the year ended December 31, 2023. The decrease was mainly attributable to a decrease in community related selling and marketing expenses and a decrease in office lease expense.
Equity in earnings from unconsolidated entity. Equity in earnings from the Valencia Landbank Venture of $0.5 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively, was primarily a result of recognition of our pro-rata share of profits from land sold by the Valencia Landbank Venture to third-party homebuilders.
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
In November 2024, we received approvals from the City and County of San Francisco to (among other things) transfer approximately two million square feet of research and development and office space to Candlestick from The San Francisco Shipyard. Candlestick now has the potential to include up to approximately 2.8 million square feet of research and development and office space, approximately 7,200 homesites, and approximately 550,000 square feet of retail, hotel, entertainment and community uses. We have commenced engineering for the next phase of infrastructure at Candlestick and expect to begin construction in early 2026.
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
The Great Park Venture sold the first homesites in April 2013 and, as of December 31, 2024, had sold 8,683 homesites (including 853 affordable homesites) and 166 acres of commercial land, including the Five Point Gateway Campus, allowing for development of up to approximately 3.6 million square feet of commercial office and research and development space for aggregate consideration of approximately $4.4 billion.
Interests in the Great Park Venture were previously either “percentage interests” or “legacy interests.” Holders of the legacy interests were entitled to receive priority distributions in an aggregate amount equal to $476.0 million and up to an additional $89.0 million from participation in subsequent distributions. The holders of percentage interests were entitled to all other distributions. During the year ended December 31, 2024, the Great Park Venture made aggregate distributions of $18.1 million to holders of legacy interests and $485.1 million to holders of percentage interests. The Company received $181.9 million for its 37.5% percentage interest. As of December 31, 2021, the Great Park Venture had fully satisfied the $476.0 million priority distribution rights, and with the distributions to the holders of legacy interests during the year ended December 31, 2024, the Great Park Venture fully satisfied the $89.0 million maximum participating legacy interest distribution rights, as a result of which, the legacy interests are no longer deemed to be outstanding.
Land sales and related party land sales revenues. Land sales and related party land sales revenues increased by $58.0 million to $612.8 million for the year ended December 31, 2024, from $554.8 million for the year ended December 31, 2023. In 2024, the Great Park Venture sold 12.8 acres of commercial land planned for retail uses and land entitled for an aggregate of 559 homesites on 56.1 acres at the Great Park Neighborhoods. In 2023, the Great Park Venture closed 38 acres of commercial land and land entitled for an aggregate of 798 homesites on approximately 84 acres.
The base purchase price was $25.4 million and $480.0 million for the 2024 commercial land sales and homesite land sales, respectively. Revenue recognized of $357.8 million for the 2023 homesite land sales consisted of $214.7 million paid at closing, plus $143.1 million in estimated variable consideration from future price participation payments expected to be received when homes are sold to homebuyers. The 798 homesites were sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire the homesites in the future from the land bank entity. The aggregate purchase price was $174.2 million for the 2023 commercial land sales.
During the years ended December 31, 2024 and 2023, revenues also included changes in estimates of variable consideration, including profit participation and price participation, from those amounts previously recorded by the Great Park Venture. During the years ended December 31, 2024 and 2023, the Great Park Venture recognized $39.8 million and $21.0 million, respectively, in profit participation revenues, primarily from amounts received from homebuilders. During the year ended December 31, 2024, the Great Park Venture recognized additional estimated variable consideration of $66.6 million related to a residential land sale that closed in 2023 for future price participation payments expected to be received when homes are sold to homebuyers. The increase in estimated variable consideration reflects updated pricing and absorption assumptions used to calculate expected price participation payments.
Cost of land sales. Cost of land sales during the years ended December 31, 2024 and 2023 were $144.9 million and $237.1 million, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. The increase in management services related party revenue was mainly attributable to an increase in variable incentive compensation revenue recognized during the year ended December 31, 2024. For the years ended December 31, 2024 and 2023, we recognized $84.0 million and $35.2 million, respectively, attributable to variable incentive compensation, mostly as a result of changes in estimates of the amount of variable incentive compensation we expect to receive.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture. Corporate and non-project team salaries and overhead incurred by us are not allocated to management services costs and expenses or to our reportable segments and are reported in SG&A costs in the consolidated statement of operations. During the year ended December 31, 2024, management services costs and expenses increased by $1.7 million, or 7.6%, to $23.9 million, from $22.2 million for the year ended December 31, 2023. The increase was mainly attributable to an increase in intangible asset amortization expense recognized during the year ended December 31, 2024.

Management fees—related party. Management fees increased by $48.5 million, to $113.9 million for the year ended December 31, 2024, from $65.4 million for the year ended December 31, 2023. Management fees incurred by the Great Park Venture were comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid as a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to an increased estimate of the amount of incentive compensation fees probable of being paid. The Great Park Venture recognized expense of $101.9 million and $53.4 million for incentive compensation fees during the years ended December 31, 2024 and 2023, respectively.
The table below reconciles the Great Park segment results for the years ended December 31, 2024 and 2023 to the equity in earnings from our investment in the Great Park Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2024	2023
	(in thousands)
Segment profit from operations	$421,287	$275,630
Less net income of management company attributed to the Great Park segment	72,103	25,020
Net income of Great Park Venture	349,184	250,610
The Company’s share of net income of the Great Park Venture	130,944	93,979
Basis difference amortization, net	(11,157)	(15,032)
Equity in earnings from Great Park Venture	$119,787	$78,947
Liquidity and Capital Resources
At December 31, 2024, we had $430.9 million of consolidated cash and cash equivalents, compared to $353.8 million at December 31, 2023. As of December 31, 2024, no funds had been drawn on and no letters of credit were outstanding on the operating company’s $125.0 million revolving credit facility.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. In January 2024, we exchanged $623.5 million of our existing 7.875% senior notes due November 2025 for $100.0 million in cash and $523.5 million in new 10.500% initial rate senior notes due January 2028. The new senior notes due January 2028 will accrue interest at a rate of 11.000% starting in November 2025 and at a rate of 12.000% starting from November 2026 through the maturity date. In 2025, aggregate interest payments of $55.1 million on our existing and new senior notes are due, and $57.5 million in principal payments are due under our related party reimbursement obligation. Pursuant to a reimbursement deferral agreement, principal and interest payments under our related party reimbursement obligation are deferred through March 31, 2025. Reimbursement payments may be further deferred when our related party receives an extension on the maturity date of the associated EB-5 loan liability. Our related party has a history of receiving maturity date extensions, however, further extensions are not within our control and there can be no assurance that any such extensions will be obtained in the future.
The development stages of our communities continue to require significant cash outlays on both a short-term and long-term basis, and we expect to invest significant amounts on continued horizontal development at Valencia over the next 12 months. We manage our development activities and expenditures to coincide with projected demand for our residential and commercial land with the objective of maintaining an appropriate level of liquidity. We expect to meet our cash requirements for at least the next 12 months with available cash, distributions from our unconsolidated entities, collection of management fees under our development management agreement with the Great Park Venture, proceeds from land sales, reimbursements from public financing and access to financing sources, including our revolving credit facility.
Our long-term cash needs relate primarily to future horizontal development expenditures and new investments and acquisitions, along with debt service and general and administrative expenses. We budget our cash development costs on an annual basis. Budgeted amounts are subject to change due to delays or accelerations in construction or regulatory approvals, changes in inflation rates and other increases (or decreases) in costs. We may also modify our development plans or change the sequencing of our communities in response to changing economic conditions, consumer preferences and other factors, which could have a material impact on the timing and amount of our development costs. Budgeted amounts are expected to be funded through a combination of available cash, cash flows from land sales at our communities and reimbursements from public financing, including community facilities districts, tax increment financing and local, state and federal grants. Cash flows from our communities may occur in uneven patterns as cash is primarily generated by land sales and reimbursements, which can occur at various points over the life cycle of our communities.
We currently expect to have sufficient capital to fund the horizontal development of our communities in accordance with our development plan and to pursue our growth strategies for several years. The level of capital expenditures in any given year may vary due to, among other things, the number of communities or neighborhoods under development and the number of planned deliveries, which may vary based on market conditions. We may seek to raise additional capital by accessing the debt or equity capital markets or with one or more revolving or term loan facilities or other public or private financing alternatives, including entering into joint ventures. These financings may not be available on attractive terms, or at all.
We are a party to a tax receivable agreement (“TRA”) with current and former holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of (a) increases in tax basis that are attributable to exchanges of Class A units of the operating company for our Class A common shares or cash or certain other taxable acquisitions of equity interests by us, (b) allocations that result from the application of the principles of Section 704(c) of the Code and (c) tax benefits related to imputed interest or guaranteed payments deemed to be paid or incurred by us as a result of the TRA. We expect the TRA payments to be substantial, however, the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company or Class A units of the San Francisco Venture, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax. As of December 31, 2024, there were no amounts currently payable under the TRA. However, TRA payments associated with California state taxes may become payable between 2026 and 2028 as a result of the passage in June 2024 of California Senate Bill 167, which, in part, suspends the usage of California net operating loss deductions for tax years 2024 through 2026. The majority of TRA payments, however, are not expected to begin until after 2028.
We are committed under various performance bonds and letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of the entitlement and development process.
We had outstanding performance bonds of $375.8 million as of December 31, 2024 predominantly related to our Valencia community.
At December 31, 2024, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Outstanding LOCs totaled $1.0 million at each of December 31, 2024 and 2023. At both December 31, 2024 and 2023, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of December 31, 2024, no capacity under the revolving credit facility was used to support LOCs.
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
The following table aggregates certain of our material cash obligations and commitments as of December 31, 2024:

	Payment due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes payable	$525,000	$1,500	$—	$523,500	$—
Interest commitment on senior notes	185,959	55,085	120,404	10,470	—
Operating lease obligations	12,667	2,882	6,112	3,673	—
Water purchase agreement (1)	28,301	1,494	3,135	3,342	20,330
Related party reimbursement obligation (2)	63,088	61,929	1,159	—	—
Total	$815,015	$122,890	$130,810	$540,985	$20,330
(1)We are subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for our exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term.
(2)Prior to our acquisition of the San Francisco Venture, certain subsidiaries of the San Francisco Venture entered into EB-5 loan agreements with lenders that are authorized by the United States Citizenship and Immigration Services to raise capital from foreign nationals who seek to obtain permanent residency in the United States. Prior to our acquisition, related parties assumed the EB-5 loan liabilities, and the San Francisco Venture entered into reimbursement agreements pursuant to which it agreed to reimburse the related parties for a portion of the EB-5 loan liabilities and related interest. The amounts set forth in the above table include interest based on the weighted average interest rate of 4.6%. Pursuant to a reimbursement deferral agreement, principal and interest payments under our related party reimbursement obligation are deferred through March 31, 2025. Reimbursement payments may be further deferred when the related parties receive an extension on the maturity date of the associated EB-5 loan liability.
The above table does not present accounts payable and other development liabilities incurred in the normal course of business.
Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2024	2023
Operating activities	$115,986	$154,123
Investing activities	70,064	77,111
Financing activities	(108,976)	(9,204)
Cash Flows from Operating Activities. Cash flows from operating activities are primarily comprised of cash inflows from land sales, management services and operating property results. Cash outflows are comprised primarily of cash outlays for horizontal development costs, net of reimbursements and recoveries, and SG&A costs. Our operating cash flows may vary significantly each year due to the timing of land sales and the development efforts related to our mixed-use planned communities.
Net cash provided by operating activities was $116.0 million for the year ended December 31, 2024, compared to $154.1 million net cash provided by operating activities for the year ended December 31, 2023.
During the year ended December 31, 2024, we received $137.9 million from the sale of land at our Valencia segment. We also received incentive compensation payments of $49.1 million under our development management agreement with the Great Park Venture. The payment is net of $1.8 million that we concurrently distributed to the holders of the management company’s Class B units. As of December 31, 2024, the holders of the management company’s Class B units had no further distribution rights. Additionally, we received total distributions of $181.9 million from the Great Park Venture, of which $119.8 million is reflected as a return on our investment (operating activity) in the statement of cash flows, with the balance reflected as an investing activity and a distribution of $17.2 million from the Gateway Commercial Venture, of which $9.4 million is reflected as a return on our investment (operating activity) in the statement of cash flows, with the balance reflected as an investing activity.
During the year ended December 31, 2023, we received $162.4 million from the sale of land at our Valencia segment. We also received incentive compensation payments of $41.6 million under our development management agreement with the Great Park Venture. The payment is net of $4.9 million that we concurrently distributed to the holders of the management company’s Class B units. Additionally, we received total distributions of $154.2 million from the Great Park Venture, of which $78.2 million is reflected as a return on our investment (operating activity) in the statement of cash flows, with the balance reflected as an investing activity.
Major components of operating cash used in both periods consisted of our continued investment in horizontal development at our communities and SG&A costs. During the year ended December 31, 2024, we paid $8.3 million for interest accrued through the settlement date on our existing 7.875% senior notes due November 2025 that were exchanged in January 2024. The exchange of $523.5 million of our existing senior notes for new senior notes was accounted for as a debt modification under ASC 470-50. Under debt modification accounting, third party costs are expensed as incurred and reported as operating cash flows. Included in operating cash outflows during the year ended December 31, 2024 is $7.7 million in third party transaction and advisory costs incurred in connection with the senior notes exchange. During the year ended December 31, 2024, an additional $45.8 million was paid for interest due on our existing 7.875% senior notes and new 10.500% initial rate senior notes. During the year ended December 31, 2023, $49.2 million was paid for interest due on our existing 7.875% senior notes. Our horizontal development costs for the year ended December 31, 2024 were partially offset by $9.1 million in public financing reimbursements for public infrastructure development costs we incurred in Valencia. Our horizontal development costs for the year ended December 31, 2023 were partially offset by $18.9 million in public financing reimbursements for public infrastructure development costs we incurred in Valencia and a nonrecurring $44.5 million recovery from a third party related to certain project development costs in Valencia.
Cash Flows from Investing Activities. Net cash provided by investing activities was $70.1 million for the year ended December 31, 2024, compared to the net cash provided by investing activities of $77.1 million for the year ended December 31, 2023.
During the year ended December 31, 2024, we received total distributions of $181.9 million from the Great Park Venture, of which $62.1 million is reflected as a return of our investment (investing activity) in the statement of cash flows, with the balance reflected as an operating activity and a distribution of $17.2 million from the Gateway Commercial Venture, of which $7.8 million is reflected as a return of our investment (investing activity) in the statement of cash flows, with the balance reflected as an operating activity. Additionally, we received total distributions of $1.0 million from the Valencia Landbank Venture, which is reflected as a return of our investment (investing activity) in the statement of cash flows.
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
Cash Flows from Financing Activities. Net cash used in financing activities was $109.0 million for the year ended December 31, 2024, compared to net cash used in financing activities of $9.2 million for the year ended December 31, 2023.
During the year ended December 31, 2024, we repaid $100.0 million of our existing 7.875% senior notes due November 2025 in connection with our exchange transaction. During the years ended December 31, 2024 and 2023, we made tax distributions of $7.7 million and $4.0 million, respectively, to noncontrolling interests in accordance with the operating company’s Limited Partnership Agreement (“LPA”). The tax distribution is treated as an advance distribution under the LPA. We also made payments of $4.3 million to reduce our related party reimbursement obligation during the year ended December 31, 2023. We used $0.8 million and $0.2 million during the years ended December 31, 2024 and 2023, respectively, to net settle certain share-based compensation awards with employees for tax withholding purposes.
Changes in Capital Structure
During the year ended December 31, 2024, our 62.6% ownership percentage in the operating company increased slightly primarily due to our issuance of shared-based compensation in the form of 0.2 million restricted Class A common shares and 0.3 million restricted share units that were settled for Class A common shares, partially offset by our reacquisition of approximately 0.3 million restricted Class A common shares from employees for income tax withholding purposes upon vesting. The issuances and settlements resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture, which are redeemable on a one-for-one basis for Class A units of the operating company, at December 31, 2024 and 2023 held by us and those held by noncontrolling interest members.

	2024	2023
Class A units of the operating company:
Held by us	69,369,234	69,199,938
Held by noncontrolling interest members	41,363,271	41,363,271
	110,732,505	110,563,209
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	148,602,778	148,433,482
At December 31, 2024, we had 79,233,544 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed for our Class A common shares or cash, at our election.
Significant Related Party and Third-Party Revenues
In the ordinary course of our business, we have sold and expect to continue to sell homesites to Lennar, which is our largest equity owner, or its affiliates, subsidiaries or joint ventures in which it is a member. We did not sell homesites directly to Lennar during the years ended December 31, 2024, 2023, and 2022 but did recognize revenues related to certain fees or profit participation associated with homes sold by Lennar to homebuyers at Valencia. For the year ended December 31, 2023, we recognized $0.6 million of revenue from Lennar, which primarily consisted of profit participation. During the years ended December 31, 2024 and 2023, we sold homesites to unaffiliated land banking entities and recognized $76.9 million and $101.8 million of such revenue, respectively. Lennar has retained the option to acquire these homesites in the future from the unaffiliated land banking entities and has historically exercised its options to acquire such homesites.
We also provide management services to the Great Park Venture pursuant to a development management agreement. For the years ended December 31, 2024 and 2023, we recognized $96.0 million and $47.2 million, respectively, of revenue from management services provided to the Great Park Venture. Other than the Great Park Venture, no related party customer accounted for more than 10% of our revenue during the years ended December 31, 2024 and 2023.
In addition to the related party revenues, during the year ended December 31, 2024, we recognized an aggregate of $31.2 million of revenue from a third-party home builder, which primarily consisted of homesites sold to the third-party home builder and accounted for more than 10% of total consolidated revenues. Other than the third-party home builder and the unaffiliated land bank entity, no third-party customer accounted for more than 10% of our revenue during the year ended December 31, 2024.
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
Management Services - Related Party - Incentive Compensation
Revenues from management services are recognized as the customer consumes the benefits of the performance obligation over time. The transaction price pertaining to our management agreement with the Great Park Venture is comprised of fixed and variable components, including incentive compensation fee provisions that are contingent on the performance of the Great Park Venture. In making estimates of incentive compensation we are entitled to receive in exchange for providing management services, we make significant assumptions and judgments in evaluating the factors that may determine the amount of consideration we will ultimately receive. In doing so, we utilize cash flow projections for the community. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, projected pricing over the estimated selling period, the length of the estimated development and selling periods, remaining development, general and administrative costs, the contract period, and other factors. We believe that the accounting estimate related to incentive management fees is a critical accounting estimate because when changes in our estimates and assumptions occur, our estimate of the amount of incentive compensation we are entitled to receive may change, resulting in a cumulative adjustment being recorded in the period of the change that may be material.
Investments in Unconsolidated Entities
For investments in entities that we do not control, but over which we exercise significant influence, we use the equity method of accounting. Investments accounted for under the equity method of accounting are recorded at cost and adjusted for our share in the earnings (losses) of the venture and cash contributions and distributions.

We evaluate our investments in unconsolidated entities for other-than-temporary impairment by reviewing each investment for any indicators of impairment, including the fair value of such investments compared to their carrying amounts. We estimate the fair value of our investments using a discounted cash flow of distributions we expect to receive from the venture. Significant input assumptions used in estimating the distributions we expect to receive from the venture include revenue and development cost estimates. The determination of fair value also requires discounting the estimated cash flows at a rate that we believe a market participant would determine to be commensurate with the inherent risks associated with the investment and related estimated cash flow streams. The discount rate used in determining each investment’s fair value generally depends on the investment’s projected life and development stage. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity and (3) our intent and ability to retain our interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” we reduce the investment to its estimated fair value.
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
Impairment of Our Community Assets
We review for impairment our long-lived assets, including our Valencia and San Francisco communities, when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. If indicators of impairment exist, and the undiscounted cash flows expected to be generated by a long-lived asset are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such long-lived asset to its estimated fair value. Impairment indicators for long-lived inventory assets include, but are not limited to, significant increases in horizontal development costs, significant decreases in the pace and pricing of home sales within our communities and surrounding areas, political and societal events that may negatively affect the local economy, and changes in development strategies, such as the contribution of an asset into a joint venture, that would result in acceleration of the realization of the value of such assets. We generally estimate the fair value of our long-lived assets using a discounted cash flow model or sales comparison approach of the underlying property or a combination thereof.
Our projected cash flows for each long-lived inventory asset are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, pricing and price appreciation over the estimated selling period, the length of the estimated development and selling periods, remaining development costs, and other factors. In determining these estimates and assumptions, we utilize historical trends from our past development projects in addition to internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates and interest rates.
Using all available information, we calculate an estimate of projected cash flows for each long-lived asset. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change as market and economic conditions change. In some instances, there may be various potential outcomes for future cash flows. In these instances, the future cash flow models used to assess recoverability are probability-weighted based on our best estimates as of the date of evaluation.
The determination of fair value also requires discounting the estimated cash flows at a rate that we believe a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in determining each asset’s fair value generally depends on the asset’s projected life and development stage.
We believe that the accounting related to the impairment of our community assets is a critical accounting estimate because projected cash flows used in our impairment evaluation use significant estimates. Changes in these estimates can have a significant impact on the undiscounted cash flows that are used to test recoverability.
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
As of December 31, 2024, we had outstanding consolidated indebtedness of $525.7 million, none of which bears interest based on floating interest rates.

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Point Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and schedule III—real estate and accumulated depreciation (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Management services – related party – Incentive compensation – Refer to Notes 2, 3, and 9 to the financial statements
Critical Audit Matter Description
Management services – related party revenue includes incentive compensation revenues recognized based on services performed under the amended and restated development management agreement (A&R DMA) with Heritage Fields LLC (Great Park Venture). The A&R DMA contains an incentive compensation fee provision contingent on the financial performance of the Great Park Venture. In making the estimate of incentive compensation the Company is entitled to receive in exchange for providing management services, significant assumptions and judgments are made in evaluating the factors that may determine the amount of consideration the Company will ultimately receive. In doing so, the Company uses projected cash flow of distributions from the Great Park Venture.
Given the complexities and judgments involved in developing the significant inputs used to develop the Great Park Venture’s cash flow of distributions, a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, was deployed in performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to significant inputs, including residential revenues, and development cost estimates used in the Great Park Venture’s projected cash flow of distributions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s recognition of incentive compensation revenue included the following, among others:
–We tested the effectiveness of controls over management’s recognition of incentive compensation revenue inclusive of the controls over the significant input assumptions, such as residential revenues and development cost estimates used in the Great Park Venture’s projected cash flow of distributions.
–We tested the Company’s recognition of incentive compensation revenue through testing the significant input assumptions including residential revenues and development cost estimates used in the Great Park Venture’s projected cash flow of distributions by (1) evaluating the source information used by management, (2) performing retrospective reviews, and (3) engaging our fair value specialists to assess certain inputs and calculations.
–We tested the mathematical accuracy of the Great Park Venture’s cash flow of distributions and Company’s calculation of incentive compensation revenue recognized for the year ended December 31, 2024.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 21, 2025

We have served as the Company’s auditor since 2009.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31,
	2024	2023
ASSETS
INVENTORIES	$2,298,080	$2,213,479
INVESTMENT IN UNCONSOLIDATED ENTITIES	185,324	252,816
PROPERTIES AND EQUIPMENT, NET	29,487	29,145
INTANGIBLE ASSET, NET—RELATED PARTY	9,037	25,270
CASH AND CASH EQUIVALENTS	430,875	353,801
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	992	992
RELATED PARTY ASSETS	101,670	83,970
OTHER ASSETS	20,952	9,815
TOTAL	$3,076,417	$2,969,288

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$525,737	$622,186
Accounts payable and other liabilities	100,292	81,649
Related party liabilities	63,297	78,074
Deferred income tax liability, net	33,570	7,067
Payable pursuant to tax receivable agreement	173,424	173,208
Total liabilities	896,320	962,184

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2024—69,369,234 shares; 2023—69,199,938 shares
Class B common shares; No par value; Issued and outstanding: 2024—79,233,544 shares; 2023—79,233,544 shares
Contributed capital	593,827	591,606
Retained earnings	157,077	88,780
Accumulated other comprehensive loss	(1,468)	(2,332)
Total members’ capital	749,436	678,054
Noncontrolling interests	1,405,661	1,304,050
Total capital	2,155,097	1,982,104
TOTAL	$3,076,417	$2,969,288

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUES:
Land sales	$139,097	$160,796	$913
Land sales—related party	—	595	7,512
Management services—related party	96,404	47,621	31,433
Operating properties	2,425	2,720	2,836
Total revenues	237,926	211,732	42,694
COSTS AND EXPENSES:
Land sales	90,109	105,651	(996)
Management services	23,852	22,170	20,261
Operating properties	5,134	6,167	8,230
Selling, general, and administrative	51,233	51,495	54,591
Restructuring	—	—	19,437
Total costs and expenses	170,328	185,483	101,523
OTHER INCOME (EXPENSE):
Interest income	10,858	7,230	826
Miscellaneous	(5,977)	(776)	245
Total other income	4,881	6,454	1,071
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	132,617	76,595	21,513
INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	205,096	109,298	(36,245)
INCOME TAX (PROVISION) BENEFIT	(27,462)	4,418	1,471
NET INCOME (LOSS)	177,634	113,716	(34,774)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	109,337	58,322	(19,371)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$68,297	$55,394	$(15,403)

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$0.98	$0.80	$(0.22)
Diluted	$0.96	$0.76	$(0.23)
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	69,224,327	68,826,340	68,429,271
Diluted	146,944,944	145,131,125	68,430,212
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$0.00	$0.00	$(0.00)
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,233,544	79,233,544
See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
NET INCOME (LOSS)	$177,634	$113,716	$(34,774)
OTHER COMPREHENSIVE INCOME (LOSS):
Net actuarial gain (loss) on defined benefit pension plan	1,720	889	(1,929)
Reclassification of actuarial loss on defined benefit pension plan included in net income (loss)	198	162	255
Other comprehensive income (loss) before taxes	1,918	1,051	(1,674)
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	(336)	—	—
OTHER COMPREHENSIVE INCOME (LOSS)—Net of tax	1,582	1,051	(1,674)
COMPREHENSIVE INCOME (LOSS)	179,216	114,767	(36,448)
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	110,053	58,715	(19,998)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$69,163	$56,052	$(16,450)

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - January 1, 2022	70,107,552	79,233,544	$587,587	$48,789	$(1,952)	$634,424	$1,265,954	$1,900,378
Net loss	—	—	—	(15,403)	—	(15,403)	(19,371)	(34,774)
Share-based compensation	—	—	6,230	—	—	6,230	—	6,230
Reacquisition of share-based compensation awards for tax-withholding purposes	(417,716)	—	(2,736)	—	—	(2,736)	—	(2,736)
Forfeitures of share-based compensation awards, net of issuances	(621,482)	—	—	—	—	—	—	—
Other comprehensive loss—net of tax of $0-actuarial loss on pension plan	—	—	—	—	(1,047)	(1,047)	(627)	(1,674)
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(435)	(435)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	1,058	—	—	1,058	—	1,058
Adjustment of noncontrolling interest in the Operating Company	—	—	(4,406)	—	11	(4,395)	4,395	—
BALANCE - December 31, 2022	69,068,354	79,233,544	$587,733	$33,386	$(2,988)	$618,131	$1,249,916	$1,868,047
Net income	—	—	—	55,394	—	55,394	58,322	113,716
Share-based compensation	—	—	3,665	—	—	3,665	—	3,665
Reacquisition of share-based compensation awards for tax-withholding purposes	(83,660)	—	(202)	—	—	(202)	—	(202)
Issuance of share-based compensation awards, net of forfeitures	215,244	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0-actuarial gain on pension plan	—	—	—	—	658	658	393	1,051
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(4,033)	(4,033)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(140)	—	—	(140)	—	(140)
Adjustment of noncontrolling interest in the Operating Company	—	—	550	—	(2)	548	(548)	—
BALANCE - December 31, 2023	69,199,938	79,233,544	$591,606	$88,780	$(2,332)	$678,054	$1,304,050	$1,982,104
Net income	—	—	—	68,297	—	68,297	109,337	177,634
Share-based compensation—net of tax of $1,865	—	—	2,434	—	—	2,434	—	2,434
Reacquisition of share-based compensation awards for tax-withholding purposes	(282,883)	—	(823)	—	—	(823)	—	(823)
Issuance of share-based compensation awards	169,670	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	282,509	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $336-actuarial gain on pension plan	—	—	—	—	866	866	716	1,582
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(7,679)	(7,679)
Adjustment to liability recognized under tax receivable agreement—net of tax of $60	—	—	(155)	—	—	(155)	—	(155)
Adjustment of noncontrolling interest in the Operating Company	—	—	765	—	(2)	763	(763)	—
BALANCE - December 31, 2024	69,369,234	79,233,544	$593,827	$157,077	$(1,468)	$749,436	$1,405,661	$2,155,097

See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$177,634	$113,716	$(34,774)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings from unconsolidated entities	(132,617)	(76,595)	(21,513)
Return on investment from Great Park Venture	119,787	78,200	—
Return on investment from Gateway Commercial Venture	9,433	—	352
Deferred income taxes	24,363	(4,439)	(1,492)
Depreciation and amortization	19,363	19,934	16,946
Share-based compensation	4,299	3,665	6,230
Changes in operating assets and liabilities:
Inventories	(80,666)	27,541	(140,416)
Related party assets	(19,980)	10,771	2,402
Other assets	(11,548)	3,774	2,733
Accounts payable and other liabilities	20,695	(11,714)	(22,484)
Related party liabilities	(14,777)	(10,730)	3,714
Net cash provided by (used in) operating activities	115,986	154,123	(188,302)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	62,140	75,986	52,692
Return of investment from Gateway Commercial Venture	7,752	—	8,273
Return of investment from Valencia Landbank Venture	980	1,148	3,305
Contribution to Valencia Landbank Venture	—	—	(205)
Purchase of properties and equipment	(808)	(23)	(75)
Net cash provided by investing activities	70,064	77,111	63,990
CASH FLOWS FROM FINANCING ACTIVITIES:
Reacquisition of share-based compensation awards for tax-withholding purposes	(823)	(202)	(2,736)
Payment of financing costs	(474)	(687)	—
Related party reimbursement obligation	—	(4,282)	(6,546)
Tax distributions to noncontrolling interests	(7,679)	(4,033)	(435)
Repayments of notes payable	(100,000)	—	—
Borrowings under revolving credit facility	—	—	15,000
Repayments under revolving credit facility	—	—	(15,000)
Net cash used in financing activities	(108,976)	(9,204)	(9,717)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	77,074	222,030	(134,029)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	354,793	132,763	266,792
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$431,867	$354,793	$132,763
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
Concentration of risk—As of December 31, 2024, the Company’s inventories and the Company’s unconsolidated entities’ inventories are all located in California. The Company is subject to risks incidental to the ownership and development of commercial and residential real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, availability of land for development, changes in tax laws, interest rate levels, availability of financing, and potential liability under environmental and other laws.
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
Land sales and Land sales—related party—Revenues from land sales are recognized when the Company satisfies the performance obligation at a point in time when the control of the land passes to its customers. The transfer of control typically occurs when title passes at the close of escrow and the customer is able to direct the use of, control and obtain substantially all of the benefits from the land. The transaction price typically contains fixed and variable components in which the fixed consideration represents the stated purchase price for the land and the gross proceeds received at the time of closing. Some of the Company’s residential homesite sale agreements contain a profit participation provision, a variable form of consideration, whereby the Company receives from homebuilders a portion of profit after the builder has received an agreed-upon margin. If the project profitability falls short of the participation threshold, no additional revenue is received. In most contracts, at the time of the land sale, the estimate of profit participation, if any, is constrained, as there are significant factors outside of the Company’s control that will impact whether participation thresholds will be met. In addition, some residential homesite sale agreements contain a provision requiring the homebuilder to pay a marketing fee per residence sold, as a percentage of the home sale price. Such marketing fees are estimated as a variable form of consideration and the amount the Company expects to be entitled to receive from the homebuilder is recognized as revenue at the time of land sale. Since payment for variable consideration is received in future periods, but the Company has completed its performance obligation, a contract asset is recorded for contingent variable consideration, if any, included in the transaction price. At the end of each reporting period, variable consideration is reassessed to ensure changes in circumstances or constraints are appropriately reflected in the estimated transaction price. Changes in estimates of variable components of transaction prices could result in cumulative catch-up adjustments to revenue in subsequent periods. In some cases, the Company may be obligated to perform post-closing development obligations on the sold land and as a result may defer a portion of the transaction price.
Management Services—related party—Revenues from management services are recognized as the customer consumes the benefits of the performance obligation satisfied over time. The transaction price pertaining to management services revenue may be comprised of fixed and variable components. The Company’s management agreements may contain incentive compensation fee provisions contingent on the financial performance of a customer. In making estimates of incentive compensation the Company is entitled to receive in exchange for providing management services, significant assumptions and judgments are made in evaluating the factors that may determine the amount of consideration the Company will ultimately receive. Cash flow projections of the project being developed are utilized in making such estimates. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, projected pricing over the estimated selling period, the length of the estimated development and selling periods, remaining development, general and administrative costs, the contract period, and other factors. The Company includes in the transaction price an estimate of incentive compensation only to the extent that a significant reversal of revenue is not probable. Incentive compensation revenue from management services is recognized evenly over the contract term, as the performance obligation is satisfied. When changes in estimates and assumptions occur, the estimate of the amount of incentive compensation the Company is entitled to receive and constraints on the estimate may change, resulting in a cumulative catch-up being recorded in the period of the change. A contract asset is recognized when there is a timing difference between recognition of revenue upon satisfaction of performance obligations and revenues becoming billable. In some of its development management agreements, the Company previously received compensation equal to the actual general and administrative costs incurred by the Company as it performed services. In these circumstances, the Company acts as the principal and recognizes management fee revenues on these reimbursements in the same period that these costs are incurred because the amount to which the Company has the right to invoice corresponds directly with the value consumed by the customer for the Company’s performance to date.
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
Impairment of assets—Long-lived assets, including inventory and the Company’s intangible asset, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Impairment indicators for long-lived inventory assets include, but are not limited to, significant increases in horizontal development costs, significant decreases in the pace and pricing of home sales within the Company’s communities and surrounding areas, political and societal events that may negatively affect the local economy, and changes in development strategies that would result in acceleration of the realization of the value of such assets. If indicators of impairment exist, and the undiscounted cash flows expected to be generated by a long-lived asset are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such long-lived asset to its estimated fair value. The Company may estimate the fair value of its long-lived assets using a discounted cash flow model or sales comparison approach of the underlying property or a combination thereof.
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
Using all available information, the Company calculates its estimate of projected cash flows for each asset. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change as market and economic conditions change. In some instances, there may be various potential outcomes for future cash flows. In these instances, the future cash flow models used to assess recoverability are probability-weighted based on our best estimates as of the date of evaluation.
The determination of fair value also requires discounting the estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in determining each asset’s fair value generally depends on the asset’s projected life and development stage.
During the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any impairment losses on its long-lived assets.
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
The Company eliminates a portion of intra-entity profits resulting from land sales between the Company and its unconsolidated entities until the assets are sold to a third-party. Cumulative distributions from unconsolidated entities are treated as returns on investment to the extent of the Company’s share of cumulative earnings from the investment and included in the Company’s consolidated statements of cash flows as cash flow from operating activities. Cumulative distributions in excess of the Company’s share of cumulative earnings are treated as returns of investment and included in the Company’s consolidated statements of cash flows as cash flows from investing activities.
The Company evaluates its investments in unconsolidated entities for other-than-temporary impairment by reviewing each investment for any indicators of impairment, including the fair value of such investments compared to their carrying amounts. The Company estimates the fair value of its investments by discounting the cash flows from distributions the Company expects to receive from the venture. Significant input assumptions used in estimating the distributions the Company expects to receive from the venture include revenue appreciation rates and cost inflation rates. The determination of fair value also requires discounting the estimated cash flows at a rate that the Company believes a market participant would determine to be commensurate with the inherent risks associated with the investment and related estimated cash flow streams. The discount rate used in determining each investment’s fair value generally depends on the investment’s projected life and development stage. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” the Company reduces the investment to its estimated fair value. No other-than-temporary impairments were identified during the years ended December 31, 2024, 2023 or 2022.
Inventories—Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized direct and indirect inventory costs include land, land in which the Company has the rights to receive in accordance with a disposition and development agreement, horizontal development costs, real estate taxes, and interest related to financing development and construction. During the years ended December 31, 2024, 2023 and 2022, the Company incurred interest expense, including amortization of debt issuance costs, all of which was capitalized into inventories, of $61.5 million, $53.8 million and $54.2 million, respectively. Horizontal development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as public schools, utilities, roads, and bridges; and site costs, such as grading and amenities, to bring the land to a saleable state. Certain public infrastructure project costs incurred by the Company are eligible for reimbursement, typically, from the proceeds of Community Facilities District (“CFD”) bond debt, state and federal grants or property tax assessments. Costs that cannot be clearly associated with the acquisition, development, and construction of a real estate project and selling expenses are expensed as incurred. Selling and advertising costs were $3.3 million, $3.6 million and $6.0 million during the years ended December 31, 2024, 2023 and 2022, respectively.
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
Intangible Asset—The Company records intangible asset amortization expense over the contract period based on the pattern in which the Company expects to recognize the economic benefits from the intangible asset.
Receivables—The Company evaluates the carrying value of receivables, which includes receivables from related parties, at each reporting date to determine the need for an allowance for expected credit losses. At December 31, 2024 and 2023, there was no material allowance for credit losses.
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
The Company’s estimate of the Holding Company’s annual effective tax rate is subject to change based on changes in federal and state tax laws and regulations, the Holding Company’s ownership interest in the Operating Company and the Operating Company’s ownership in the San Francisco Venture, and the Company’s assessment of any required deferred tax asset valuation allowance. Cumulative adjustments are made in interim periods in which the Company identifies a change in its estimate of the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, the Company’s utilization experience with operating loss and tax credit carryforwards and tax planning alternatives are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse effect or beneficial effect on the Holding Company’s income tax provision and net income or loss in the period the determination is made. The Holding Company recognizes interest or penalties related to income tax matters in income tax expense.
Restructuring—Restructuring costs consist of one-time employee-related termination benefits and other postemployment compensation arrangements.
On February 9, 2022, Daniel Hedigan was appointed as the Company’s Chief Executive Officer. Preceding Mr. Hedigan’s appointment, Emile Haddad stepped down from his roles as Chairman, Chief Executive Officer and President effective as of September 30, 2021 and transitioned into a senior advisory role pursuant to an advisory agreement with an initial three-year term. Mr. Haddad remains a member of the Company’s Board of Directors serving as Chairman Emeritus. Concurrent with Mr. Hedigan’s appointment, Lynn Jochim transitioned from her position as President and Chief Operating Officer into an advisory role pursuant to a three-year advisory agreement (see Note 9). Upon the appointment of Mr. Hedigan as the Company’s Chief Executive Officer, the Company accrued a related party liability of $15.6 million attributed to advisory agreement payments due to Mr. Haddad and Ms. Jochim. In addition, the Company determined the service condition associated with Mr. Haddad and Ms. Jochim’s unvested restricted share awards had been modified (see Note 16). As a result of this modification, the Company recognized approximately $3.0 million in share-based compensation expense as a restructuring cost during the year ended December 31, 2022.
In addition to the Company’s executive management restructuring activities, the Company incurred and paid $0.9 million in restructuring costs resulting from severance benefits incurred in March 2022.
Miscellaneous other (expense) income—Miscellaneous other (expense) income consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net periodic pension (cost) benefit	$(49)	$(82)	$245
Other (1)	(5,928)	(694)	—
Total miscellaneous other (expense) income	$(5,977)	$(776)	$245
(1) In January 2024, the Company settled an exchange offer on its $625.0 million 7.875% Senior Notes (see Note 10). For the years ended December 31, 2024 and 2023, the Company incurred $5.9 million and $1.8 million, respectively, in third party costs related to the debt modification, which is included in other in the table above.
Recently adopted and issued accounting pronouncements—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which primarily requires expanded disclosure of significant segment expenses and other segment items on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard for the current year consolidated financial statements and has applied this standard retrospectively for all prior periods presented in the consolidated financial statements (see Note 15).
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which primarily requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and can be applied on either a prospective or retrospective basis. The Company is currently evaluating the effect of this update on the Company’s financial statement disclosures.
3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 15) (in thousands):

	Year Ended December 31, 2024
	Valencia	San Francisco	Great Park(1)	Unallocated	Total
Land sales and land sales—related party	$139,097	$—	$—	$—	$139,097
Management services—related party	—	—	95,955	449	96,404
Operating properties	483	—	—	—	483
	139,580	—	95,955	449	235,984
Operating properties leasing revenues	1,264	678	—	—	1,942
	$140,844	$678	$95,955	$449	$237,926

	Year Ended December 31, 2023
	Valencia	San Francisco	Great Park(1)	Unallocated	Total
Land sales and land sales—related party	$161,391	$—	$—	$—	$161,391
Management services—related party	—	—	47,190	431	47,621
Operating properties	840	—	—	—	840
	162,231	—	47,190	431	209,852
Operating properties leasing revenues	1,226	654	—	—	1,880
	$163,457	$654	$47,190	$431	$211,732

	Year Ended December 31, 2022
	Valencia	San Francisco	Great Park(1)	Unallocated	Total
Land sales and land sales—related party	$8,425	$—	$—	$—	$8,425
Management services—related party	—	—	31,015	418	31,433
Operating properties	1,177	—	—	—	1,177
	9,602	—	31,015	418	41,035
Operating properties leasing revenues	969	690	—	—	1,659
	$10,571	$690	$31,015	$418	$42,694
(1) The tables above do not include revenues of the Great Park Venture, which are included in the Company’s reporting segment totals (see Notes 4 and 15).
The Company, through Five Point Communities, LP (“FP LP”), and Five Point Communities Management, Inc., (“FP Inc.” and together with FP LP, the “Management Company”), has a development management agreement, as amended and restated (“A&R DMA”), with the Great Park Venture. The A&R DMA had an original term commencing on December 29, 2010 and ending on December 31, 2021 (the “Initial Term”). In addition to an annual fixed base fee and variable cost reimbursements, the Initial Term of the A&R DMA included incentive compensation that becomes payable in connection with and as a percentage of distributions made to the members of the Great Park Venture, including distributions made in periods after the Initial Term. Consideration in the form of contingent incentive compensation from the A&R DMA was recognized as revenue and a contract asset as services were provided over the contract term. By mutual agreement, the Initial Term had been extended through December 31, 2022 (the “2022 Extension”). The 2022 Extension resulted in the elimination of variable cost reimbursements and an increase in the annual fixed base fee to $12.0 million for 2022. The 2022 Extension did not change the incentive compensation provisions of the A&R DMA applicable to the Initial Term. In December 2022, the Company and the Great Park Venture entered into a second amendment to the A&R DMA establishing the terms of service through December 31, 2024 (the “First Renewal Term”). The compensation payable to the Company during the First Renewal Term remained unchanged from the 2022 Extension and included the annual fixed base fee and incentive compensation payments. In September 2024, the Company and the Great Park Venture entered into a third amendment to the A&R DMA. Under the third amendment, the term of the A&R DMA has been renewed through December 31, 2026 (the “Second Renewal Term”). The compensation payable to the Company during the Second Renewal Term includes a $13.5 million annual fixed base fee beginning in 2025, which reflects an increase from the current $12.0 million annual fixed base fee under the First Renewal Term, and incentive compensation payments. The incentive compensation provisions of the A&R DMA were not changed pursuant to the third amendment.
Due to the contingencies associated with estimating the amount of incentive compensation that ultimately will become payable for services provided through the Initial Term, the Company has constrained, under the guidance of ASC Topic 606, its estimate of incentive compensation revenues such that the Company believes that a significant reversal of revenues is not probable of occurring. As the contingencies are resolved in future periods, the Company may record adjustments to revenue to reflect changes in the Company’s estimate of incentive compensation expected to be received. Significant judgment is involved in management’s estimate of the amount of variable consideration included in the transaction price. In making this estimate, management utilizes projected cash flows of the operations of the Great Park Venture. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, projected pricing over the estimated selling period, the length of the estimated development and selling periods, remaining development, general, and administrative costs, the contract period, and other factors.
Contract balances are recorded on the consolidated balance sheet in either related party assets or other assets for receivables from customers and contract assets (unbilled receivables) depending on whether the customer is a related party. Similarly, contract liabilities (deferred revenue) are included in accounts payable and other liabilities or related party liabilities.
The opening and closing balances of the Company’s contract assets for the year ended December 31, 2024 were $72.1 million ($69.1 million related party, see Note 9) and $101.8 million ($100.8 million related party, see Note 9), respectively. The net increase of $29.7 million between the opening and closing balances of the Company’s contract assets primarily resulted from additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the A&R DMA partially offset by the receipt of $50.9 million in incentive compensation payments from the Great Park Venture and the receipt of marketing fees from homebuilders from prior period land sales.
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
The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the years ended December 31, 2024 and 2023 were insignificant.
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
4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture previously had two classes of membership interests—“Percentage Interests” and “Legacy Interests.” The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of December 31, 2024. Legacy Interest holders were entitled to receive priority distributions in an aggregate amount equal to $476.0 million, which were satisfied as of December 31, 2021, and up to an additional $89.0 million from participation in subsequent distributions of cash depending on the performance of the Great Park Venture.

During the year ended December 31, 2024, the Great Park Venture made aggregate distributions of $18.1 million to holders of Legacy Interests and $485.1 million to holders of Percentage Interests. The Company received $181.9 million for its 37.5% Percentage Interest. During the year ended December 31, 2023, the Great Park Venture made aggregate distributions of $48.2 million to holders of Legacy Interests and $411.2 million to holders of Percentage Interests. The Company received $154.2 million for its 37.5% Percentage Interest. With the distributions to the holders of Legacy Interests during the year ended December 31, 2024, the Great Park Venture fully satisfied the $89.0 million maximum participating Legacy Interest distribution rights, as a result of which, the Legacy Interests are no longer deemed to be outstanding.
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
During the year ended December 31, 2024, the Great Park Venture recognized $22.6 million in land sale revenues to related parties of the Company and $590.2 million in land sale revenues to third parties.
During the year ended December 31, 2023, the Great Park Venture recognized $16.2 million in land sale revenues to related parties of the Company and $538.6 million in land sale revenues to third parties, of which $357.8 million relates to homesites sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire these homesites in the future from the land bank entity.
During the year ended December 31, 2022, the Great Park Venture recognized $12.5 million in land sale revenues to related parties of the Company and $270.9 million in land sale revenues to third parties.
The following table summarizes the statements of operations of the Great Park Venture for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Land sale and related party land sale revenues	$612,806	$554,825	$283,402
Home sale revenues	—	—	40,475
Cost of land sales	(144,876)	(237,148)	(155,692)
Cost of home sales	—	(161)	(29,692)
Other costs and expenses	(118,746)	(66,906)	(69,539)
Net income of Great Park Venture	$349,184	$250,610	$68,954
The Company’s share of net income	$130,944	$93,979	$25,858
Basis difference amortization, net	(11,157)	(15,032)	(5,414)
Equity in earnings from Great Park Venture	$119,787	$78,947	$20,444

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Inventories	$274,738	$391,352
Cash and cash equivalents	118,256	61,054
Contract assets and receivables, net	169,604	166,793
Total assets	$562,598	$619,199
Accounts payable and other liabilities	$282,277	$184,847
Redeemable Legacy Interests	—	18,075
Capital (Percentage Interest)	280,321	416,277
Total liabilities and capital	$562,598	$619,199
The Company’s share of capital in Great Park Venture	$105,121	$156,105
Unamortized basis difference	46,526	57,681
The Company’s investment in the Great Park Venture	$151,647	$213,786
At each reporting period, and when events and circumstances dictate, the Company evaluates its equity method investment in the Great Park Venture for impairment. This evaluation focuses on the recoverability of the carrying value based upon the discounted value of distributions the Company expects to receive from the Great Park Venture. This evaluation is performed at the investment level and is separate and apart from impairment evaluations on long-lived assets, such as the Company’s consolidated inventory balances, that focus on recoverability with undiscounted cash flows. The Company evaluates the investment as a whole and does not evaluate the underlying assets of the Great Park Venture for impairment. If the Great Park Venture records an impairment charge against its assets, the Company will recognize its share of the loss, adjusted for basis differences. During the years ended December 31, 2024, 2023 and 2022, the Great Park Venture did not recognize any impairment losses on its long-lived assets.
Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of December 31, 2024. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs.

The Five Point Gateway Campus (the “Five Point Gateway Campus”) is a 73-acre office, medical, research and development campus located within the Great Park Neighborhoods consisting of four buildings totaling approximately one million square feet. During the year ended December 31, 2024, the Gateway Commercial Venture sold its remaining interests in the Five Point Gateway Campus, which included an approximately 189,000 square foot commercial office building and approximately 50 acres of commercial land on which up to an additional 189,000 square feet of commercial space can be developed, for a purchase price of $88.5 million. The purchase price consisted of $45.0 million in cash paid at closing and a $43.5 million note that matures in December 2026. After retiring the Gateway Commercial Venture’s outstanding debt, the Gateway Commercial Venture made distributions to its members, of which the Company received $17.2 million.
The Company and a subsidiary of Lennar Corporation separately leased portions of the building that was under the ownership of the Gateway Commercial Venture, and during the years ended December 31, 2024, 2023 and 2022, the Gateway Commercial Venture recognized $8.7 million, $8.5 million and $8.4 million, respectively, in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Rental revenues	$8,747	$8,482	$8,395
Rental operating and other expenses	(3,509)	(5,821)	(3,063)
Depreciation and amortization	(4,011)	(4,015)	(3,960)
Gain on sale of assets, net	17,826	—	—
Interest expense	(2,590)	(2,531)	(1,541)
Net income (loss) of Gateway Commercial Venture	$16,463	$(3,885)	$(169)
Equity in earnings (loss) from Gateway Commercial Venture	$12,347	$(2,914)	$(127)
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Real estate and related intangible assets, net	$—	$76,719
Cash and restricted cash	257	5,574
Note receivable and other assets	43,667	3,554
Total assets	$43,924	$85,847
Notes payable, net	$—	$28,850
Other liabilities, net	—	6,623
Members’ capital	43,924	50,374
Total liabilities and capital	$43,924	$85,847
The Company’s investment in the Gateway Commercial Venture	$32,943	$37,781
Valencia Landbank Venture
As of December 31, 2024, the Company owned a 10% interest in the Valencia Landbank Venture, an entity organized in December 2020 for the purpose of taking assignment from homebuilders of purchase and sale agreements for the purchase of residential lots within the Company’s Valencia community. The Valencia Landbank Venture concurrently enters into option and development agreements with homebuilders pursuant to which the homebuilders retain the option to purchase the land to construct and sell homes. The Company does not have a controlling financial interest in the Valencia Landbank Venture, however, the Company has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member, and therefore the Company accounts for its investment in the Valencia Landbank Venture using the equity method.
When the Company sells land to the Valencia Landbank Venture, it eliminates its pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land is sold by the Valencia Landbank Venture to third-party homebuilders. At December 31, 2024 and 2023, the Company’s investment in the Valencia Landbank Venture was $0.7 million and $1.2 million, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recognized equity in earnings of $0.5 million, $0.6 million and $1.2 million, respectively, from the Valencia Landbank Venture.

5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at December 31, 2024, the Holding Company and its wholly owned subsidiary owned approximately 62.6% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.4% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar Corporation (“Lennar”), GFFP Holdings, LLC (“GFFP”), which in October 2024 acquired all of the interests previously owned by affiliates of Castlelake, L.P. (“Castlelake”), and an entity controlled by Emile Haddad, the Company’s Chairman Emeritus of the Board of Directors and former Chief Executive Officer (the “Management Partner”).
After a 12 month holding period, holders of Class A Common Units of the Operating Company may exchange their units for, at the Company’s option, either (i) Class A common shares on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events), or (ii) cash in an amount equal to the market value of such shares at the time of exchange. In either situation, an equal number of that holder’s Class B common shares will automatically convert into Class A common shares, at a ratio of 0.0003 Class A common shares for each Class B common share. Other than GFFP, which is subject to the 12 month holding period, this exchange right is currently exercisable by all holders of outstanding Class A Common Units of the Operating Company.
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
During the years ended December 31, 2024, 2023 and 2022, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.
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
Tax distributions to the partners of the Operating Company for the years ended December 31, 2024, 2023 and 2022, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Management Partner	$1,061	$4,033	$435
Other partners (excluding the Holding Company)	6,618	—	—
Total tax distributions	$7,679	$4,033	$435
Generally, tax distributions are treated as advance distributions under the LPA and are taken into account when determining the amounts otherwise distributable under the LPA.
The San Francisco Venture
The San Francisco Venture, the entity developing the Candlestick and The San Francisco Shipyard communities, has three classes of units—Class A units, Class B units and Class C units. The Operating Company acquired a controlling interest in the San Francisco Venture in the May 2016 Formation Transactions by acquiring all of the outstanding Class B units of the San Francisco Venture. All of the outstanding Class A units are owned by Lennar and GFFP, which in October 2024 acquired all of the interests previously owned by Castlelake. The Class A units of the San Francisco Venture are intended to be substantially economically equivalent to the Class A Common Units of the Operating Company. The Class A units of the San Francisco Venture represent noncontrolling interests to the Operating Company.
Holders of Class A units of the San Francisco Venture can redeem their units at any time and receive Class A Common Units of the Operating Company on a one-for-one basis (subject to adjustment in the event of share splits, distributions of shares, warrants or share rights, specified extraordinary distributions and similar events). If a holder requests a redemption of Class A units of the San Francisco Venture that would result in the Holding Company’s ownership of the Operating Company falling below 50.1%, the

Holding Company has the option of satisfying the redemption with Class A common shares instead. The Company also has the option, at any time, to acquire outstanding Class A units of the San Francisco Venture in exchange for Class A Common Units of the Operating Company. The 12 month holding period for any Class A Common Units of the Operating Company issued in exchange for Class A units of the San Francisco Venture is calculated by including the period that such Class A units of the San Francisco Venture were owned. Other than GFFP who is subject to the 12 month holding period, this exchange right is currently exercisable by all holders of outstanding Class A units of the San Francisco Venture.
Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos community facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At each of December 31, 2024 and 2023, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the consolidated balance sheets.
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
As of December 31, 2024, the San Francisco Venture had total combined assets of $1.42 billion, primarily comprised of $1.42 billion of inventories and $0.9 million in related party assets, and total combined liabilities of $68.4 million, including $62.1 million in related party liabilities.
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
As of December 31, 2024, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $876.2 million of inventories, $9.0 million of intangibles and $100.8 million in related party assets, and total combined liabilities of $62.0 million, including $61.1 million in accounts payable and other liabilities and $0.8 million in related party liabilities.
As of December 31, 2023, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $855.6 million of inventories, $25.3 million of intangibles and $69.1 million in related party assets, and total combined liabilities of $60.0 million, including $57.3 million in accounts payable and other liabilities and $2.7 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the years ended December 31, 2024, 2023 and 2022, respectively, there were no VIEs that were deconsolidated.
7.     PROPERTIES AND EQUIPMENT, NET
Properties and equipment as of December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Agriculture operating properties and equipment	$30,711	$30,200
Furniture, fixtures, and other	7,758	9,577
Total properties and equipment	38,469	39,777
Accumulated depreciation	(8,982)	(10,632)
Properties and equipment, net	$29,487	$29,145
Depreciation expense was $0.3 million, $1.0 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
8.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture acquired in the Formation Transactions (see Note 9). The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(120,668)	(104,435)
Net book value	$9,037	$25,270
Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $16.2 million, $15.0 million and $11.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense is included in the cost of management services in the accompanying consolidated statements of operations and is included in the Great Park segment.

9.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s consolidated balance sheets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Related Party Assets:
Contract assets (see Note 3)	$100,793	$69,068
Operating lease right-of-use asset (see Note 12)	—	14,040
Other	877	862
	$101,670	$83,970
Related Party Liabilities:
Reimbursement obligation	$62,057	$59,378
Payable to holders of Management Company’s Class B interests	—	1,828
Operating lease liability (see Note 12)	—	10,974
Accrued advisory fees	125	4,725
Other	1,115	1,169
	$63,297	$78,074
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
In December 2022, the Company and the Great Park Venture extended the A&R DMA through the First Renewal Term. The compensation payable to the Company during the First Renewal Term continued to include a base fee and incentive compensation payments. In September 2024, the Company and the Great Park Venture further extended the A&R DMA through the Second Renewal Term. The compensation payable to the Company during the Second Renewal Term includes a revised annual fixed base fee beginning in 2025 and incentive compensation payments. The incentive compensation provisions of the A&R DMA remain unchanged through the Second Renewal Term. If the A&R DMA is not extended by mutual agreement of the parties beyond December 31, 2026 and the Company is no longer providing management services subsequent to December 31, 2026, the Company will continue to be entitled to 6.75% of distributions paid thereafter.
During the year ended December 31, 2024, the Great Park Venture made Legacy Incentive Compensation payments to the Company of $1.8 million and Non-Legacy Incentive Compensation payments of $49.1 million. Upon receiving the Legacy Incentive Compensation payments, the Company distributed the $1.8 million in proceeds to the holders of the Management Company’s Class B interests. During the year ended December 31, 2023, the Great Park Venture made Legacy Incentive Compensation payments to the Company of $4.9 million and Non-Legacy Incentive Compensation payments of $41.6 million. Upon receiving the Legacy Incentive Compensation payments, the Company distributed the $4.9 million in proceeds to the holders of the Management Company’s Class B interests. As of December 31, 2024, the holders of the Management Company’s Class B interests had no further distribution rights.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue from management services of $96.0 million, $47.2 million and $31.0 million, respectively, related to all management fees under the A&R DMA, and such revenues are included in management services—related party in the accompanying consolidated statements of operations and are included in the Great Park segment. At December 31, 2024 and 2023, included in contract assets in the table above is $99.2 million and $66.1 million, respectively, attributed to incentive compensation revenue recognized but not yet due (see Note 3).
Operating Lease Right-of-Use Asset and Operating Lease Liability
In December 2024, the Gateway Commercial Venture, the Company’s equity method investee, sold its remaining interests in the Five Point Gateway Campus (See Note 4). The Company leases corporate office space in the building previously owned by the

Gateway Commercial Venture at the Five Point Gateway Campus (See Note 12). Upon completion of the asset sale, the Company’s lease agreement for the corporate office space at the Five Point Gateway Campus continued with the third party buyer.
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
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse CPHP or its subsidiaries for a portion of the EB-5 loan liabilities and related interest that were assumed by CPHP or its subsidiaries pursuant to the Separation Agreement. Interest totaled $2.7 million, $2.7 million and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. All of the incurred interest for the years ended December 31, 2024, 2023 and 2022 was capitalized into inventories. The weighted average interest rate as of December 31, 2024 was 4.6%.
Pursuant to a reimbursement deferral agreement, principal and interest payments under the related party reimbursement obligation are deferred through March 31, 2025. Additionally, throughout 2024, the Company was notified by CPHP or its affiliates that certain payments that were previously expected to be paid by CPHP or its affiliates in 2024 had been deferred to 2025 and 2026. These deferred amounts continue to incur interest at the original interest rate. Principal payments of $57.5 million and $1.2 million are expected to be paid in 2025 and 2026, respectively, however, additional deferral notices may further extend the expected payment dates.
Employment Transition Agreement and Advisory Agreement with Emile Haddad
On August 23, 2021, the Company and the Company’s then Chairman, Chief Executive Officer and President, Emile Haddad, entered into an employment transition agreement pursuant to which, effective as of September 30, 2021, Mr. Haddad stepped down from his roles as Chairman, Chief Executive Officer and President. Mr. Haddad remained a member of the Company’s Board of Directors serving as Chairman Emeritus. Concurrently, the Company also entered into an advisory agreement with Mr. Haddad for an initial term of three years, which became effective on October 1, 2021 and expired on September 30, 2024. Mr. Haddad received an annual retainer of $5.0 million, and his unvested equity awards continued to vest in accordance with their terms, subject to continued service as an advisor or member of the Company’s Board of Directors. At December 31, 2023, included in accrued advisory fees in the table above is $3.6 million attributed to the initial term of Mr. Haddad’s advisory agreement (see Note 2).
In December 2024, the Company and Mr. Haddad entered into a first amendment to the advisory agreement. Under the first amendment, the advisory agreement has been extended for a term of four years from December 1, 2024 through December 1, 2028 (the “Extended Term”). During the Extended Term, Mr. Haddad will receive an annual retainer of $1.5 million and an annual performance bonus of $1.0 million that is contingent upon the occurrence of certain vesting events. The Company incurred expense of $0.1 million related to the Extended Term for the year ended December 31, 2024, which is included in selling, general, and administrative expenses on the accompanying consolidated statement of operations.
Employment Transition Agreement and Advisory Agreement with Lynn Jochim
On February 9, 2022, the Company entered into an employment transition agreement with Lynn Jochim, the Company’s former President and Chief Operating Officer. Pursuant to the agreement, Ms. Jochim agreed to continue in her then current positions, at her then current compensation levels, until February 14, 2022. Concurrently, the Company also entered into an advisory agreement with Ms. Jochim for an initial term of three years, which became effective on February 15, 2022. Pursuant to the advisory agreement, the Company agreed to pay Ms. Jochim an annual retainer of $1.0 million. At December 31, 2024 and 2023, included in accrued advisory fees in the table above is $0.1 million and $1.1 million, respectively, attributed to Ms. Jochim’s advisory agreement (see Note 2).
Valencia Purchase and Sale Agreements
In 2024, the Company entered into a purchase and sale agreement with an unaffiliated land banking entity for the sale of 179 homesites on approximately 31 acres at the Company’s Valencia community. Initial gross proceeds were $76.9 million, representing the base purchase price. Lennar retained the option to acquire these homesites in the future from the unaffiliated land banking entity and has historically exercised its options to acquire such homesites.
In 2023, the Company entered into a purchase and sale agreement with an unaffiliated land banking entity for the sale of 583 homesites on approximately 46 acres at the Company’s Valencia community. Initial gross proceeds were $101.8 million, representing the base purchase price. Lennar retained the option to acquire these homesites in the future from the unaffiliated land banking entity and has historically exercised its options to acquire such homesites.
Gateway Commercial Venture Property Management Agreement
The Company previously entered into a property management agreement with Gateway Commercial Venture in which the Company provided certain property management services to the Five Point Gateway Campus. In each of the years ended December 31, 2024, 2023, and 2022, the Company recognized revenue from these management services of $0.4 million, which is included in management services—related party in the accompanying consolidated statements of operations. In December 2024, the Company’s property management agreement with the Gateway Commercial Venture was terminated, and the Company is no longer managing any commercial operations at the Five Point Gateway Campus.
10.    NOTES PAYABLE, NET
At December 31, 2024 and 2023, notes payable, net consisted of the following (in thousands):

	2024	2023
10.500% initial rate New Senior Notes due 2028	$523,494	$—
7.875% Senior Notes due 2025	1,500	625,000
Unamortized premium	2,591	—
Unamortized debt issuance costs	(1,848)	(2,814)
	$525,737	$622,186
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
On January 16, 2024, the Issuers settled an exchange offer to exchange any and all of their $625.0 million 7.875% Senior Notes for new 10.500% initial rate senior notes due January 15, 2028 (the “New Senior Notes”). Pursuant to the exchange offer, the Issuers exchanged $623.5 million aggregate principal amount of Senior Notes, which represented 99.76% of the existing Senior Notes outstanding immediately prior to the exchange offer, for $523.5 million aggregate principal amount of New Senior Notes and $100.0 million of aggregate cash consideration, plus accrued interest. The New Senior Notes accrue interest at a rate of 10.500% per annum from and including January 16, 2024 to, but not including, November 15, 2025, 11.000% per annum from and including November 15, 2025 to, but not including, November 15, 2026, and 12.000% per annum from and including November 15, 2026 to, but not including, January 15, 2028. Interest on the New Senior Notes is payable semi-annually on each May 15 and November 15, commencing May 15, 2024. The exchange was accounted for as a debt modification under ASC 470-50 as the terms of the New Senior Notes were not substantially different from the terms of the Senior Notes. Under debt modification accounting, third party costs are expensed as incurred. During the year ended December 31, 2024, the Company expensed $5.9 million in third party transaction and advisory costs incurred in connection with the exchange. Debt issuance costs and premium are amortized over the term of the New Senior Notes using the effective interest method, and at December 31, 2024 the effective interest rate was 11.13%. The New Senior Notes are guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Operating Company and are redeemable at the option of the Issuers, in whole or in part, at a declining call premium as set forth in the indenture governing the New Senior Notes, plus accrued and unpaid interest.
Interest incurred, including amortization of debt issuance costs and premium, on the Senior Notes and New Senior Notes during the years ended December 31, 2024, 2023 and 2022 totaled $58.4 million, $50.8 million and $50.8 million, respectively. All interest incurred was capitalized to inventories for all three years.
Revolving Credit Facility
The Operating Company has a $125.0 million unsecured revolving credit facility, with $100.0 million of the commitments under the revolving credit facility maturing in July 2027 and the remaining $25.0 million commitment maturing in April 2026. Any borrowings under the revolving credit agreement will bear interest at CME Term Secured Overnight Financing Rate 1 Month increased by 0.10% plus a margin of either 2.25% or 2.50% based on the Company’s leverage ratio. The revolving credit facility includes an accordion feature that allows the Operating Company to increase the maximum aggregate commitments up to $150.0 million, subject to certain conditions, including the receipt of commitments from the lenders. As of December 31, 2024, no borrowings or letters of credit were outstanding on the Operating Company’s revolving credit facility.

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
At December 31, 2024 and 2023, the Company’s consolidated balance sheets included liabilities of $173.4 million and $173.2 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) of the Code to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s direct or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record additional TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent changes to the amount of TRA liabilities recorded.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right, subject to certain conditions of the agreement, to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the years ended December 31, 2024, 2023 and 2022.
12.    LEASES
The Company’s lessee arrangements consist of agreements to lease certain office facilities and equipment and the Company’s lessor arrangements consist of leases of portions of land to third parties for agriculture or other miscellaneous uses. The Company’s agricultural land lease agreements are generally short-term in nature. As of December 31, 2024, all leasing arrangements are classified as operating leases and do not contain residual value guarantees or material restrictions.
The Company’s office leases have remaining lease terms of approximately four years to five years, one of which includes a Company option to extend the lease for up to five years and one of which includes a landlord option to terminate the lease 18 months subsequent to written notice to the Company. The Company only includes renewal options in the lease term when it is reasonably certain that it will exercise such options.

The components of lease costs were as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Operating lease cost	$702	$1,276	$1,957
Related party operating lease cost	2,892	3,154	3,154
Short-term lease cost	736	472	410
Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 were as follows (in thousands, except lease term in years and discount rate):

	2024	2023
Operating lease right-of-use assets ($0 and $14,040 related party, respectively)	$12,973	$16,002
Operating lease liabilities ($0 and $10,974 related party, respectively)	$10,980	$12,755
Weighted average remaining lease term (operating lease)	4.1	5.1
Weighted average discount rate (operating lease)	6.7%	6.7%
Operating lease right-of-use assets are included in other assets or related party assets and operating lease liabilities are included in accounts payable and other liabilities or related party liabilities on the consolidated balance sheets.
The table below reconciles the undiscounted cash flows to operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2024 (in thousands):

Years Ending December 31,	Rental Payments
2025	$2,882
2026	3,010
2027	3,102
2028	3,193
2029	480
Thereafter	—
Total lease payments	$12,667
Discount	$1,687
Total operating lease liabilities	$10,980
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
Valencia Project Approval Settlement
In September 2017, the Company reached a settlement with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Valencia’s regulatory approvals and permits. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of December 31, 2024, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $6.6 million with the final payment due in 2026.
Valencia Water Purchase Agreement
The Company is subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for the Company’s exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term. During the year ended December 31, 2024, the Company made payments totaling $1.4 million under the agreement. The annual minimum payments for years 2025 to 2029 are $1.5 million, $1.5 million, $1.6 million, $1.6 million and $1.7 million, respectively. At December 31, 2024, the aggregate of all annual minimum payments remaining under the initial term total $28.3 million.

Valencia Infrastructure Project
In January 2012, the Company entered into an agreement with Los Angeles County, in which the Company would finance up to a maximum of $45.8 million for the construction costs of an interchange project that Los Angeles County is managing. The interchange project was completed in 2019 and is a critical infrastructure project that benefits Valencia. As of December 31, 2024, the Company has made aggregate payments of $37.0 million. At both December 31, 2024 and 2023, the Company had $8.9 million included in accounts payable and other liabilities in the accompanying consolidated balance sheets, representing unreimbursed construction costs payable to Los Angeles County.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain of the Company’s development obligations. The Company had outstanding performance bonds of $375.8 million and $306.9 million as of December 31, 2024 and 2023, respectively.
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
At both December 31, 2024 and 2023, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Letters of Credit
At both December 31, 2024 and 2023, the Company had outstanding letters of credit totaling $1.0 million. These letters of credit were issued to secure various development and financial obligations. At both December 31, 2024 and 2023, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under the letters of credit agreements.
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

14.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$54,091	$51,278	$52,295
Cash paid for income taxes	$3,473	$—	$—
Noncash lease expense	$2,788	$3,958	$4,632

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to operating lease right-of-use assets from lease modification, net	$(241)	$982	$—
Accrued financing costs	$—	$117	$—
Adjustment to liability recognized under TRA	$215	$140	$(1,058)
Senior Notes due 2025 exchanged for New Senior Notes due 2028 (see Note 10)	$523,500	$—	$—
Noncash lease expense is included within the depreciation and amortization adjustment to net income (loss) on the Company’s consolidated statements of cash flows.
Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,549	$4,700	$5,170
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Cash and cash equivalents	$430,875	$353,801	$131,771
Restricted cash and certificates of deposit	992	992	992
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$431,867	$354,793	$132,763
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
• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of December 31, 2024, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers and management services provided by the Company to the Great Park Venture.
The Company’s chief operating decision maker (“CODM”) is the Company’s President and Chief Executive Officer. The CODM seeks to allocate resources to the Company’s segments with the objective of maximizing value by managing capital and overhead spend with revenue opportunities. Segment profit is a measure that the CODM uses in the process of monitoring the performance of each segment and making operating decisions to best achieve those objectives.
Segment operating results and reconciliations to the Company’s consolidated balances for the years ended December 31, 2024, 2023 and 2022 are as follows:

	For the year ended December 31, 2024
	(in thousands)
	Valencia	San Francisco	Great Park	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$140,844	$678	$708,761	$850,283	$(612,806)	$—	$449	$237,926
Less:
Cost of land sales	90,109	—	144,876	234,985	(144,876)	—	—	90,109
Management services	—	—	23,852	23,852	—	—	—	23,852
Selling, general, and administrative	10,356	4,883	11,033	26,272	(11,033)	—	35,994	51,233
Management fees-related party	—	—	113,934	113,934	(113,934)	—	—	—
Other segment items(3)	4,700	(69)	(6,221)	(1,590)	6,221	(119,787)	10,254	(104,902)
Segment profit (loss) / Net income (loss)	35,679	(4,136)	421,287	452,830	(349,184)	119,787	(45,799)	177,634
Other segment disclosures:
Depreciation and amortization	38	—	16,233	16,271	—	—	298	16,569
Interest income	—	69	6,221	6,290	(6,221)	—	10,789	10,858
Segment assets	914,583	1,424,819	670,906	3,010,308	(562,598)	151,647	477,060	3,076,417
Inventory assets	876,172	1,421,908	274,738	2,572,818	(274,738)	—	—	2,298,080
Expenditures for long-lived assets(4)	111,493	64,003	26,346	201,842	(26,346)	—	—	175,496
(1) Represents the removal of the Great Park Venture operating results and balances which are included in the Great Park segment operating results and balances at 100% of its historical basis, but are not included in the Company’s consolidated results and balances as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (See Note 4), the Company’s commercial segment is no longer operating. The Company has reported the equity in earnings from the Company’s investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax provision of $27.5 million, Senior Notes exchange costs and equity in earnings from the Gateway Commercial Venture. Corporate and unallocated assets consist of cash and cash equivalents, investment in the Gateway Commercial Venture, leasehold improvements, ROU assets, prepaid expenses and deferred financing costs.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs and equity in earnings from the Valencia Landbank Venture.
• San Francisco—interest income.
• Great Park—interest income.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the year ended December 31, 2024, Valencia’s net expenditures include $10.1 million, San Francisco’s net expenditures include $1.1 million and Great Park Venture’s net expenditures include $167.3 million in inventory cost reimbursements and recoveries received.

	For the year ended December 31, 2023
	(in thousands)
	Valencia	San Francisco	Great Park	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$163,457	$654	$602,015	$766,126	$(554,825)	$—	$431	$211,732
Less:
Cost of land sales(3)	105,651	—	237,309	342,960	(237,309)	—	—	105,651
Management services	—	—	22,170	22,170	—	—	—	22,170
Selling, general, and administrative	11,577	3,989	10,927	26,493	(10,927)	—	35,929	51,495
Management fees-related party	—	—	65,395	65,395	(65,395)	—	—	—
Other segment items(4)	4,593	(22)	(9,416)	(4,845)	9,416	(78,947)	(6,924)	(81,300)
Segment profit (loss) / Net income (loss)	41,636	(3,313)	275,630	313,953	(250,610)	78,947	(28,574)	113,716
Other segment disclosures:
Depreciation and amortization	3	—	14,987	14,990	—	—	986	15,976
Interest income	—	22	7,490	7,512	(7,490)	—	7,208	7,230
Segment assets	895,983	1,360,036	710,665	2,966,684	(619,199)	213,786	408,017	2,969,288
Inventory assets	855,574	1,357,905	391,352	2,604,831	(391,352)	—	—	2,213,479
Expenditures for long-lived assets(5)	34,066	46,708	21,004	101,778	(21,004)	—	—	80,774
(1) Represents the removal of the Great Park Venture operating results and balances which are included in the Great Park segment operating results and balances at 100% of its historical basis, but are not included in the Company’s consolidated results and balances as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (See Note 4), the Company’s commercial segment is no longer operating. The Company has recast the segment presentation for the comparative prior period to report the equity in loss from the Company’s investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax benefit of $4.4 million, Senior Notes exchange costs and equity in loss from the Gateway Commercial Venture. Corporate and unallocated assets consist of cash and cash equivalents, investment in the Gateway Commercial Venture, leasehold improvements, ROU assets, prepaid expenses and deferred financing costs.
(3) For the year ended December 31, 2023, included within cost of land sales at the Great Park segment is cost of home sales of $0.2 million.
(4) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs, miscellaneous other income and equity in earnings from the Valencia Landbank Venture.
• San Francisco—interest income.
• Great Park—interest income and equity in earnings from the Great Park Landbank Venture.
(5) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the year ended December 31, 2023, Valencia’s net expenditures include $64.1 million, San Francisco’s net expenditures include $1.1 million and Great Park Venture’s net expenditures include $89.6 million in inventory cost reimbursements and recoveries received.

	For the year ended December 31, 2022
	(in thousands)
	Valencia	San Francisco	Great Park	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$10,571	$690	$354,892	$366,153	$(323,877)	$—	$418	$42,694
Less:
Cost of land sales(3)	(996)	—	185,384	184,388	(185,384)	—	—	(996)
Management services	—	—	20,261	20,261	—	—	—	20,261
Selling, general, and administrative	13,602	4,087	18,127	35,816	(18,127)	—	36,902	54,591
Management fees-related party	—	—	53,298	53,298	(53,298)	—	—	—
Other segment items(4)	6,788	(1)	(1,886)	4,901	1,886	(20,444)	17,269	3,612
Segment profit (loss) / Net income (loss)	(8,823)	(3,396)	79,708	67,489	(68,954)	20,444	(53,753)	(34,774)
Other segment disclosures:
Depreciation and amortization	45	77	11,149	11,271	—	—	1,031	12,302
Interest income	1	1	1,532	1,534	(1,532)	—	824	826
Segment assets	972,028	1,314,308	916,909	3,203,245	(799,174)	289,026	192,687	2,885,784
Inventory assets	927,929	1,311,196	605,893	2,845,018	(605,893)	—	—	2,239,125
Expenditures for long-lived assets(5)	101,634	40,742	102,695	245,071	(102,695)	—	—	142,376
(1) Represents the removal of the Great Park Venture operating results and balances which are included in the Great Park segment operating results and balances at 100% of its historical basis, but are not included in the Company’s consolidated results and balances as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (See Note 4), the Company’s commercial segment is no longer operating. The Company has recast the segment presentation for the comparative prior period to report the equity in loss from the Company’s investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax benefit of $1.5 million, restructuring expenses and equity in loss from the Gateway Commercial Venture. Corporate and unallocated assets consist of cash and cash equivalents, investment in the Gateway Commercial Venture, leasehold improvements, ROU assets, prepaid expenses and deferred financing costs.
(3) For the year ended December 31, 2022, included within cost of land sales at the Great Park segment is cost of home sales of $29.7 million.
(4) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, interest income, pension costs and equity in earnings from the Valencia Landbank Venture.
• San Francisco—interest income.
• Great Park—interest income and equity in earnings from the Great Park Landbank Venture.
(5) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the year ended December 31, 2022, Valencia’s net expenditures include $34.8 million, San Francisco’s net expenditures include $3.3 million and Great Park Venture’s net expenditures include $43.7 million in inventory cost reimbursements and recoveries received.
A third-party home builder represented one of the Company’s major customers during the year ended December 31, 2024, accounting for approximately $31.2 million, or 13%, of total consolidated revenues. Revenues generated from this customer were from the sale of homesites and variable land sale consideration from profit participation and marketing fees in Valencia. An unaffiliated land banking entity that acquired homesites in Valencia in 2024 represented another one of the Company’s major customers during the year ended December 31, 2024 and accounted for approximately $76.9 million, or 32% of total consolidated revenues. Lennar retained the option to acquire these homesites in the future from the unaffiliated land banking entity and has historically exercised its options to acquire such homesites. Two third-party home builders represented major customers of the Company during the year ended December 31, 2023, accounting for approximately $39.4 million, or 19%, and $21.7 million, or 10%, of total consolidated revenues, respectively. Revenues generated from these customers were from the sale of homesites and variable land sale consideration from profit participation and marketing fees in Valencia. An unaffiliated land banking entity that acquired homesites in Valencia in 2023 represented one of the Company’s major customers during the year ended December 31, 2023 and accounted for approximately $101.8 million, or 48%, of total consolidated revenues. Lennar retained the option to acquire these homesites in the future from the unaffiliated land banking entity and has historically exercised its options to acquire such homesites. Lennar represented one of the Company’s major customers during the year ended December 31, 2022, accounting for approximately $7.5 million, or 18%, of total consolidated revenues. Revenues generated from Lennar primarily consisted of variable land sale consideration from profit participation in Valencia. The Great Park Venture represented another of the Company’s major customers for the years ended December 31, 2024, 2023 and 2022, and accounted for approximately $96.0 million, or 40%, $47.2 million, or 22%, and $31.0 million, or 73%, of total consolidated revenues, respectively. These revenues represented management services revenues and were reported in the Great Park segment.

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
As of December 31, 2024, there were 4,697,870 remaining Class A common shares available for future issuance under the Incentive Award Plan.
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
The Company estimates the fair value of restricted share awards with a service or performance condition based on the closing market price of the Company’s Class A common shares on the award’s grant date. The grant date fair value of awards with a market condition are determined using a Monte-Carlo valuation model. The Monte Carlo model is based on random projections of share price paths and must be repeated numerous times to achieve a probabilistic assessment. The model incorporates assumptions related to the expected volatility of our share price and risk free interest rates. For awards granted during the years ended December 31, 2024 and 2023, expected volatility was 46.78% and 57.98%, respectively, and was calculated based on the historical volatility of the Company’s common stock using daily share price returns over a three-year lookback period from the date of grant, and the risk-free interest rate was 4.15% and 4.44%, respectively, and was based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period.
During the years ended December 31, 2024, 2023 and 2022, the Company reacquired vested RSUs and restricted share awards from employees for $0.8 million, $0.2 million and $2.7 million, respectively, for the purpose of settling tax withholding obligations. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.

The following table summarizes share-based equity compensation activity for the years ended December 31, 2024, 2023 and 2022:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2022	2,640	$6.38
Granted	1,359	$1.92
Forfeited	(834)	$2.96
Vested	(999)	$7.77
Nonvested at December 31, 2022	2,166	$3.77
Granted	3,947	$1.92
Cancelled	(906)	$2.16
Forfeited	—	$—
Vested	(798)	$5.50
Nonvested at December 31, 2023	4,409	$2.13
Granted	2,884	$2.58
Forfeited	—	$—
Vested	(890)	$4.57
Nonvested at December 31, 2024	6,403	$2.00
Share-based compensation expense was $4.3 million, $3.7 million and $6.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. In February 2022, the Company accelerated the expense attributed to the outstanding restricted share awards of two former officers of the Company resulting from a modification of the required service condition of the awards (see Note 2). As a result, for the year ended December 31, 2022, share-based compensation expense of $3.0 million is included in restructuring expense and $3.2 million is included in selling, general, and administrative expenses on the accompanying consolidated statement of operations. All share-based compensation for the years ended December 31, 2024 and 2023 is included in selling, general, and administrative expenses on the accompanying consolidated statements of operations.
Approximately $5.3 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.5 years from December 31, 2024. The estimated fair value at vesting of share-based awards that vested during the years ended December 31, 2024, 2023 and 2022 was $2.7 million, $2.0 million, and $6.3 million, respectively.

17.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The Retirement Plan’s funded status and amounts recognized in the Company’s consolidated financial statements for the Retirement Plan as of and for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Change in benefit obligation:
Projected benefit obligation—beginning of year	$15,569	$17,240
Interest cost	767	809
Benefits paid	(1,564)	(1,151)
Actuarial gain	(523)	(1,329)
Projected benefit obligation—end of year	$14,249	$15,569
Change in plan assets:
Fair value of plan assets—beginning of year	$15,045	$15,661
Actual gain on plan assets	2,112	449
Employer contributions	—	86
Benefits paid	(1,564)	(1,151)
Fair value of plan assets—end of year	$15,593	$15,045
Funded status	$1,344	$(524)
Amounts recognized in the consolidated balance sheet—asset (liability)	$1,344	$(524)
Amounts recognized in accumulated other comprehensive loss—net actuarial loss	$(1,881)	$(3,799)
The accumulated benefit obligation for the Retirement Plan was $14.2 million and $15.6 million at December 31, 2024 and 2023, respectively.
The components of net periodic cost (benefit) and other amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022, are as follows (in thousands):

	2024	2023	2022
Net periodic cost (benefit):
Interest cost	$767	$809	$544
Expected return on plan assets	(916)	(889)	(1,044)
Amortization of net actuarial loss	198	162	255
Net periodic cost (benefit)	49	82	(245)
Adjustment to accumulated other comprehensive loss:
Net actuarial (gain) loss	(1,720)	(889)	1,929
Amortization of net actuarial loss	(198)	(162)	(255)
Total adjustment to accumulated other comprehensive loss	(1,918)	(1,051)	1,674
Total recognized in net periodic cost (benefit) and accumulated other comprehensive loss	$(1,869)	$(969)	$1,429

The weighted-average assumptions used to determine benefit obligations as of December 31, 2024 and 2023 were as follows:

	2024	2023
Discount rate	5.10%	5.40%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used to determine net periodic expense for the years ended December 31, 2024, 2023 and 2022, were as follows:

	2024	2023	2022
Discount rate	5.40%	5.00%	2.75%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	6.20%	6.21%	5.32%
To develop the long-term rate of return on assets assumption, the Company considered the current level of expected return on risk-free investments (primarily U.S. government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class.
Plan Assets—The Company’s investment policy and strategy for the Retirement Plan is to ensure the appropriate level of diversification and risk. The asset allocation targets were approximately 25% in equity investments (Standard & Poor’s Large Cap Index Funds, Small Cap Equity, Mid Cap Equity, and International Equity) and approximately 75% in fixed-income investments (U.S. bond funds and domestic fixed income). In accordance with the policy, the Retirement Plan assets are monitored and the investments may be rebalanced quarterly. The Retirement Plan’s assets consist of pooled or collective investment funds that have more than one investor. The Retirement Plan estimates the fair value of its interest in such funds at a net asset value (“NAV”) per unit reported by the trustee. The NAV per unit is the result of accumulated values of the underlying investments held by the fund, which are valued daily. NAV is utilized by the Company to determine fair value of the plan assets as a practical expedient as of the consolidated balance sheet date. Plan assets for which fair value is measured using NAV shall not be categorized within the fair value hierarchy. The Retirement Plan’s assets may be redeemed at the NAV per unit with no restrictions.

The Retirement Plan’s assets at fair value as of December 31, 2024 and 2023, are as follows (in thousands):

Asset Category	2024	2023
Pooled and/or collective funds:
Equity funds:
Large cap	$1,798	$2,785
Mid cap	740	1,113
Small cap	451	500
International	682	838
Fixed-income funds—U.S. bonds and short term	11,922	9,809
Total	$15,593	$15,045
The Company’s funding policy is to contribute amounts sufficient to meet minimum requirements but not more than the maximum tax-deductible amount. The Company does not expect to have a minimum required contribution in 2025 and expects future benefit payments to be paid as follows (in thousands):

2025	$1,552
2026	2,112
2027	1,173
2028	1,784
2029	989
2030-2034	4,556
$12,166
Employee Savings Plan—The Company has an employee savings plan under Section 401(k) of the Internal Revenue Code, which is available to all eligible associates. Certain associate contributions may be supplemented by the Company. The Company’s contributions were $0.4 million, $0.4 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
The (provision) benefit for income taxes for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	2024	2023	2022
Current income tax expense:
Federal	$(48)	$(12)	$(14)
State	(3,051)	(9)	(7)
Total current income tax expense	(3,099)	(21)	(21)
Deferred income tax (expense) benefit:
Federal	$(18,667)	$(8,982)	$2,574
State	(5,696)	(4,139)	1,188
Total deferred income tax (expense) benefit	(24,363)	(13,121)	3,762
Decrease (increase) in valuation allowance	—	17,625	(2,204)
Expiration of unused loss carryforwards	—	(65)	(66)
(Provision) benefit for income taxes	$(27,462)	$4,418	$1,471
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences are as follows (in thousands):

	2024	2023
Deferred tax assets
Net operating loss carryforward	$160,386	$164,592
Tax receivable agreement	48,530	48,470
Other	1,667	1,378
Valuation allowance	—	—
Total deferred tax assets	210,583	214,440
Deferred tax liabilities-investments in subsidiaries	(244,153)	(221,507)
Deferred tax liability, net	$(33,570)	$(7,067)
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on the available evidence, it is more likely than not that such assets will not be realized. In the continual assessment of the requirement for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Holding Company’s experience with loss carryforwards not expiring unused; and tax-planning alternatives. The amount of the valuation allowance recorded against the deferred tax asset could be adjusted if there are changes to the positive and negative factors discussed above. Based upon the review of all positive and negative evidence, the Holding Company had no valuation allowance recorded as of December 31, 2024.
At December 31, 2024, the Holding Company had federal tax effected net operating loss (“NOL”) carryforwards totaling $120.4 million, and state tax effected NOL carryforwards, net of federal income tax benefit, totaling $39.9 million. Federal NOLs incurred prior to 2018 and California NOLs may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. Federal NOLs incurred in 2018 and forward do not expire. The Company also has federal tax credits of $0.6 million that begin to expire in 2042.

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
A reconciliation of the statutory rate and the effective tax rate for 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Statutory rate	21.00%	21.00%	21.00%
State income taxes-net of federal income tax benefit	6.98	6.98	6.98
Pass-through to noncontrolling interests	(14.92)	(14.93)	(14.95)
Executive compensation limitation and other permanent items	0.41	(1.08)	(3.35)
Deferred tax asset valuation allowance	—	(16.07)	(5.45)
Expiration of unused loss carryforwards	—	0.06	(0.17)
Effective rate	13.47%	(4.04)%	4.06%
At December 31, 2024 and 2023, the Holding Company did not have any gross unrecognized tax benefits, and did not require an accrual for interest or penalties.
The Holding Company files income tax returns in the U.S. federal jurisdiction and in the state of California. As a result of tax net operating losses incurred by the Holding Company for the years ended December 31, 2009 through December 31, 2023, the Holding Company is subject to U.S. federal, state, and local examinations by tax authorities for the years beginning 2009 through 2023. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.
19.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS AND DISCLOSURES
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both December 31, 2024 and 2023.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At December 31, 2024, the estimated fair value of notes payable, net was $534.8 million compared to a carrying value of $525.7 million. At December 31, 2023, the estimated fair value of notes payable, net was $622.7 million compared to a carrying value of $622.2 million. During the years ended December 31, 2024, 2023 and 2022, the Company had no assets that were measured at fair value on a nonrecurring basis.
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
No distributions to common shares were declared for the years ended December 31, 2024, 2023 and 2022.

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
The following table summarizes the basic and diluted earnings (loss) per share calculations for the years ended December 31, 2024, 2023 and 2022 (in thousands, except shares and per share amounts):

	2024	2023	2022
Numerator:
Net income (loss) attributable to the Company	$68,297	$55,394	$(15,403)
Adjustments to net income (loss) attributable to the Company	(33)	(16)	85
Net income (loss) attributable to common shareholders	$68,264	$55,378	$(15,318)
Numerator—basic common shares:
Net income (loss) attributable to common shareholders	$68,264	$55,378	$(15,318)
Less: net income allocated to participating securities	$84	$270	$—
Allocation of basic net income (loss) among common shareholders	$68,180	$55,108	$(15,318)
Numerator for basic net income (loss) available to Class A common shareholders	$68,157	$55,089	$(15,313)
Numerator for basic net income (loss) available to Class B common shareholders	$23	$19	$(5)
Numerator—diluted common shares:
Net income (loss) attributable to common shareholders	$68,264	$55,378	$(15,318)
Reallocation of income (loss) from dilutive potential securities	$72,818	$55,891	$(252)
Less: net income allocated to participating securities	$82	$258	$—
Allocation of diluted net income (loss) among common shareholders	$141,000	$111,011	$(15,570)
Numerator for diluted net income (loss) available to Class A common shareholders	$140,977	$110,992	$(15,565)
Numerator for diluted net income (loss) available to Class B common shareholders	$23	$19	$(5)
Denominator:
Basic weighted average Class A common shares outstanding	69,224,327	68,826,340	68,429,271
Diluted weighted average Class A common shares outstanding	146,944,944	145,131,125	68,430,212
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,233,544	79,233,544
Basic earnings (loss) per share:
Class A common shares	$0.98	$0.80	$(0.22)
Class B common shares	$0.00	$0.00	$(0.00)
Diluted earnings (loss) per share:
Class A common shares	$0.96	$0.76	$(0.23)
Class B common shares	$0.00	$0.00	$(0.00)

Anti-dilutive potential Performance RSUs	3,691,186	3,123,408	1,145,832
Anti-dilutive potential Restricted Shares (weighted average)	—	—	672,690
Anti-dilutive potential Performance Restricted Shares (weighted average)	—	—	24,730
Anti-dilutive potential Class A common shares from exchanges (weighted average)	3,137,134	3,137,134	76,120,180
21.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized net actuarial losses for the Retirement Plan that totaled $1.5 million and $2.3 million at December 31, 2024 and 2023, net of tax benefits of $0.3 million and $0.6 million, respectively. Accumulated other comprehensive loss of $0.8 million and $1.5 million is included in noncontrolling interests at December 31, 2024 and 2023, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net income (loss) attributable to the Company related to amortization of net actuarial losses were approximately $91,000, $102,000 and $160,000, net of taxes, and are included in miscellaneous other (expense) income on the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Five Point Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.
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
February 21, 2025

ITEM 9B.     Other Information
Not applicable.
ITEM 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2024 (the “Proxy Statement”). The information in the Proxy Statement relevant to this item is incorporated herein by reference.
We have adopted an insider trading policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
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
The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	4,697,870

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
The information in the Proxy Statement relevant to this item is incorporated herein by reference.
ITEM 14.     Principal Accountant Fees and Services
The information in the Proxy Statement relevant to this item is incorporated herein by reference.

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules

(a)(1) The following consolidated financial statements are contained in Part II, Item 8 of this Report.

Financial Statements - Five Point Holdings, LLC	Page in this Report
Report of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board identification number 34)	39
Consolidated Balance Sheets as of December 31, 2024 and 2023	41
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	42
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022	43
Consolidated Statements of Capital for the years ended December 31, 2024, 2023 and 2022	44
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	45
Notes to the Consolidated Financial Statements	46

(a)(2) The following financial statement schedules are included in this Report:

Financial Statement Schedule - Five Point Holdings, LLC
Schedule III—Real Estate and Accumulated Depreciation	87
Financial Statements - Heritage Fields LLC
Independent Auditor’s Report	88
Consolidated Balance Sheets as of December 31, 2024 and 2023	90
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	91
Consolidated Statements of Capital for the years ended December 31, 2024, 2023 and 2022	92
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	93
Notes to the Consolidated Financial Statements	94

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable.

(a)(3) The following exhibits are filed with this Report or incorporated by reference:

Exhibit	Exhibit Description
3.1	Certificate of Formation of Registrant, as amended (Exhibit 3.1 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

3.2
Second Amended and Restated Limited Liability Company Agreement of Five Point Holdings, LLC (Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated May 15, 2017 is incorporated herein by this reference)

4.1	Description of Shares (Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 is incorporated herein by this reference)

10.1
Limited Partnership Agreement of Five Point Operating Company, LP, dated as of October 1, 2017 (Exhibit 10.1 to the Current Report on Form 8-K filed on October 2, 2017 is incorporated herein by this reference)

10.2
Fourth Amended and Restated Limited Liability Company Agreement of Heritage Fields LLC, dated as of April 21, 2017, by and among Five Point Heritage Fields, LLC, Heritage Fields Capital Co-Investor Member LLC, MSD Heritage Fields, LLC, LenFive, LLC, LNR HF II, LLC, and FPC-HF Venture I, LLC (Exhibit 10.17 to Amendment No. 1 to Registrant’s Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.3
First Amendment to Fourth Amended and Restated Limited Liability Company Agreement of Heritage Fields LLC, dated as of November 15, 2022, by and among Five Point Heritage Fields, LLC, Heritage Fields Capital Co-Investor Member LLC, MSD Heritage Fields, LLC, and LNR HF II, LLC (Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is incorporated herein by this reference)

10.4
Second Amended and Restated Operating Agreement of The Shipyard Communities, LLC (Exhibit 10.2 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.5
First Amendment to the Second Amended and Restated Limited Liability Company Agreement of The Shipyard Communities, LLC (Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated herein by this reference)

10.6
Limited Liability Company Agreement of Five Point Office Venture Holdings I, LLC, dated as of August 4, 2017 (Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

10.7
First Amendment to Limited Liability Company Agreement of Five Point Office Venture Holdings I, LLC, dated as of August 17, 2023, by and among FPOVHI Member, LLC, Irvine Office Member, L.L.C., and LNR BC, LLC (Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is incorporated herein by this reference)

10.8
Registration Rights Agreement, dated as of May 2, 2016, by and among the Registrant and the persons named therein (Exhibit 10.3 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.9
Amended and Restated Voting and Standstill Agreement, dated as of May 2, 2016, by and among the Registrant, Five Point Holdings, Inc., and the persons named on Exhibit A thereto (Exhibit 10.19 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.10
Amended and Restated Securities Purchase Agreement, dated as of April 3, 2017, by and among the Registrant, Five Point Operating Company, LLC, LenFive, LLC and Lennar Homes of California, Inc. (Exhibit 10.20 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.11
Tax Receivable Agreement, dated as of May 2, 2016, by and among the Registrant and the other parties named therein (Exhibit 10.5 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

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
Employment Transition Agreement, dated as of August 23, 2021, by and among Emile Haddad, Five Point Operating Company, LP, Five Point Communities Management, Inc., and Five Point Holdings, LLC (Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is incorporated herein by this reference)

10.16
Advisory Agreement, dated as of August 23, 2021, by and between Emile Haddad and Five Point Operating Company, LP (Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is incorporated herein by this reference)

10.17	First Amendment to Advisory Agreement, dated as of December 1, 2024, by and between Emile Haddad and Five Point Operating Company, LP**

10.18
Form of Indemnification Agreement by and between the Registrant and each of its Directors and Executive Officers (Exhibit 10.7 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.19
Second Amended and Restated Contribution and Sale Agreement, dated as of July 2, 2015, and amended and restated as of May 2, 2016, by and among the Registrant, Five Point Holdings, Inc., Newhall Intermediary Holding Company, LLC, Newhall Land Development, LLC, The Shipyard Communities, LLC, Heritage Fields LLC, Five Point Communities Management, Inc., Five Point Communities, LP and the other parties named therein (Exhibit 10.4 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.20
Transition Services Agreement, dated as of May 2, 2016, by and between the Registrant and Lennar (Exhibit 10.8 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.21
Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated June 3, 2010, by and between the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.9 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.22
First Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated December 19, 2012, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.10 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.23
Second Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated December 1, 2014, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.11 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.24
Third Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated as of August 10, 2018, by and between CP Development Co., LLC and the Successor Agency to the Redevelopment Agency of the City and County of San Francisco (Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2018 is incorporated herein by this reference).

10.25
Interim Lease, dated as of December 3, 2004, by and between the Redevelopment Agency of the City and County of San Francisco and Lennar/BVHP, LLC (Exhibit 10.12 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.26
First Amendment to the Interim Lease, dated as of October 16, 2008, by and between Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.13 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.27
Second Amendment to the Interim Lease, dated as of May 31, 2011, by and between Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.14 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.28
Third Amendment to the Interim Lease, dated as of November 8, 2013, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.15 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.29
Fourth Amendment to the Interim Lease, dated as of September 1, 2015, by and among the Successor Agency to the Redevelopment Agency of the City and County of San Francisco, HPS Development Co., LP and CP Development Co., LP (Exhibit 10.16 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.30
Fifth Amendment to the Interim Lease, effective as of March 1, 2017, by and among The Successor Agency to the Redevelopment Agency of the City and County of San Francisco, HPS Development Co., LP and CP Development Co., LLC (Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 15, 2017 is incorporated herein by this reference)

10.31
Entitlement Transfer Agreement, dated as of December 6, 2016, by and between CPHP Development Co., LLC and The Shipyard Communities, LLC (Exhibit 10.28 to Amendment No. 1 to Registrant’s Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.32
Second Amended and Restated Development and Management Agreement, dated as of April 21, 2017, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LLC and Five Point Communities, LP (Exhibit 10.32 to Amendment No. 1 to Registrant’s Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.33
First Amendment to Second Amended and Restated Development Management Agreement, dated as of June 10, 2022, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LP and Five Point Communities, LP (Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2022 is incorporated herein by this reference)

10.34
Second Amendment to Second Amended and Restated Development Management Agreement, dated as of December 28, 2022, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LP and Five Point Communities, LP (Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2023 is incorporated herein by this reference)

10.35
Third Amendment to Second Amended and Restated Development Management Agreement, dated as of September 16, 2024, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LP and Five Point Communities, LP (Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2024 is incorporated herein by this reference).

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

10.43
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

19.1	Five Point Holdings, LLC Policy on Insider Trading**

21.1	List of Subsidiaries**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97
Five Point Holdings, LLC Policy for Recovery of Erroneously Awarded Compensation (Exhibit 97 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 is incorporated herein by this reference)

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

FIVE POINT HOLDINGS, LLC

By:	/s/ Daniel Hedigan
Daniel Hedigan
President and Chief Executive Officer
Date:	February 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Daniel Hedigan	/s/ Daniel Hedigan
President and Chief Executive Officer	Date:	February 21, 2025

Principal Financial and Accounting Officer:

Kim Tobler	/s/ Kim Tobler
Chief Financial Officer, Treasurer and Vice President	Date:	February 21, 2025

Directors:

Kathleen Brown	/s/ Kathleen Brown		Sam Levinson	/s/ Sam Levinson
	Date:	February 21, 2025		Date:	February 21, 2025

William Browning	/s/ William Browning		Stuart Miller	/s/ Stuart Miller
	Date:	February 21, 2025		Date:	February 21, 2025

Jonathan Foster	/s/ Jonathan Foster		Michael Rossi	/s/ Michael Rossi
	Date:	February 21, 2025		Date:	February 21, 2025

Emile Haddad	/s/ Emile Haddad		Michael Winer	/s/ Michael Winer
	Date:	February 21, 2025		Date:	February 21, 2025

Gary Hunt	/s/ Gary Hunt
	Date:	February 21, 2025

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2024

($ in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (a)		Gross Amounts at Which Carried at Close of Period (b)
Description	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total		Accumulated Depreciation		Date of Construction	Date Acquired / Completed	Depreciation Life
Valencia- Land under development	Los Angeles County, CA	$—	$111,172	$—	$765,000	$—	$876,172	$—	$876,172		$—			2009	N/A
Candlestick and The San Francisco Shipyard- Land under development	San Francisco, CA	—	1,038,154	—	383,754	—	1,421,908	—	1,421,908		—			2016	N/A
Agriculture- Operating property	Los Angeles County, CA Ventura County, CA	—	40,634	1,114	(13,477)	2,440	27,157	3,554	30,711	(c)	2,345			2009	(d)
Total		$—	$1,189,960	$1,114	$1,135,277	$2,440	$2,325,237	$3,554	$2,328,791	(e)	$2,345	(e)
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
(d)    See Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.
(e)    Reconciliation of “Real Estate and Accumulated Depreciation”:

Reconciliation of Real Estate
	2024	2023	2022
	(In thousands)
Balance at beginning of year	$2,243,679	$2,269,325	$2,126,949
Improvements and additions (1)	186,454	145,911	180,417
Inventory relief from real estate sold	(90,085)	(106,397)	—
Reimbursements and recoveries	(11,257)	(65,160)	(38,041)
Balance at end of year	$2,328,791	$2,243,679	$2,269,325
(1) Improvements and additions include noncash project accruals and capitalized interest.

Reconciliation of Accumulated Depreciation
	2024	2023	2022
	(In thousands)
Balance at beginning of year	$2,284	$2,152	$2,020
Additions	124	132	132
Disposals	(63)	—	—
Balance at end of year	$2,345	$2,284	$2,152

INDEPENDENT AUDITOR’S REPORT
To the Members of
Heritage Fields LLC
Irvine, California
Opinion
We have audited the consolidated financial statements of Heritage Fields LLC, a Delaware limited liability company and subsidiaries (the “Company”), which comprise the consolidated balance sheets as of December 31, 2024 and 2023, and the related consolidated statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”).
In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in accordance with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 21, 2025

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND 2023
(In thousands)

	December 31,
	2024	2023
ASSETS
LAND UNDER DEVELOPMENT	$274,738	$391,352
CASH AND CASH EQUIVALENTS	118,256	61,054
CONTRACT ASSETS AND RECEIVABLES—Net	169,604	166,793
TOTAL	$562,598	$619,199

LIABILITIES, REDEEMABLE INTERESTS, AND MEMBERS’ CAPITAL
LIABILITIES:
Cash flow participation debt	$—	$1,005
Accrued management fees	160,710	120,971
Land sales deposits	66,945	17,147
Accounts payable and other liabilities	54,622	45,724
Total liabilities	282,277	184,847

COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE LEGACY INTERESTS	—	18,075
MEMBERS’ CAPITAL	280,321	416,277
TOTAL	$562,598	$619,199
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands)

	Year Ended December 31,
	2024	2023	2022

REVENUES:
Land sales	$612,806	$554,825	$283,402
Home sales	—	—	40,475
Total revenues	612,806	554,825	323,877

COSTS AND EXPENSES:
Land sales	144,876	237,148	155,692
Home sales	—	161	29,692
Management fee	113,934	65,395	53,298
Selling, general and administrative	11,033	10,927	18,127
Total costs and expenses	269,843	313,631	256,809

EQUITY IN EARNINGS FROM JOINT VENTURE	—	1,926	354
INTEREST INCOME	6,221	7,490	1,532

NET INCOME	$349,184	$250,610	$68,954
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands)

MEMBERS’ CAPITAL—January 1, 2022	$648,393
Cash distributions	(140,512)
Net income	68,954
MEMBERS’ CAPITAL—December 31, 2022	576,835
Cash distributions	(411,168)
Net income	250,610
MEMBERS’ CAPITAL—December 31, 2023	416,277
Cash distributions	(485,140)
Net income	349,184
MEMBERS’ CAPITAL—December 31, 2024	$280,321
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$349,184	$250,610	$68,954
Adjustments to reconcile net income to net cash provided by operating activities:
Cost of land sales	144,876	237,148	155,692
Cost of home sales	—	161	29,692
Equity in earnings from joint venture	—	(1,926)	(354)
Return on investment from joint venture	—	871	—
Changes in operating assets and liabilities:
Land under development	(28,262)	(22,607)	(92,618)
Homes under construction	—	(161)	(11,425)
Contract assets and receivables, net	(2,811)	(125,125)	(12,102)
Accrued management fees	39,739	(3,378)	21,663
Land sales deposits	49,798	17,147	—
Accounts payable and other liabilities	8,898	16,847	6,633
Net cash provided by operating activities	561,422	369,587	166,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to joint venture	—	(25)	(255)
Distributions from joint venture (return of investment)	—	3,351	1,243
Net cash provided by investing activities	—	3,326	988

CASH FLOWS FROM FINANCING ACTIVITIES:
Legacy Interest distributions	(18,075)	(48,179)	(16,465)
Payments of cash flow participation debt	(1,005)	(1,838)	(824)
Percentage Interest distributions	(485,140)	(411,168)	(140,512)
Net cash used in financing activities	(504,220)	(461,185)	(157,801)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,202	(88,272)	9,322
CASH AND CASH EQUIVALENTS—Beginning of year	61,054	149,326	140,004
CASH AND CASH EQUIVALENTS—End of year	$118,256	$61,054	$149,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION— Cash paid for interest, all of which was capitalized to inventories	$26,631	$23,388	$7,797
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF ORGANIZATION AND OPERATIONS
Heritage Fields LLC, a Delaware limited liability company (the “Company”), was formed on January 20, 2005. On July 12, 2005, the Company purchased property that was the site of the former Marine Corps Air Station, El Toro from the United States Department of the Navy (“Navy”), located in Irvine, California (the “Property”). On December 22, 2005, the Company conveyed its rights, title, and interests in the Property to the Company’s subsidiary, Heritage Fields El Toro, LLC, a Delaware limited liability company (“HF El Toro”) at the Company’s original cost for the purpose of developing and selling homesites and certain commercial sites in a mixed-use and residential community located on the Company’s Property (the “Project”).
The Company previously had two classes of membership interests, Percentage Interests and Legacy Interests. The Company is managed by an Executive Committee comprised of representatives appointed by only the holders of Percentage Interests. The holders of Legacy Interests were entitled to receive certain priority distributions, which were fully satisfied during the year ended December 31, 2024, and as a result of which, the Legacy Interests are no longer deemed to be outstanding (see Note 6). The holders of the Percentage Interests will receive all other distributions.
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
Land under development—Land under development is stated at cost, unless it is determined to be impaired, in which case the impaired land under development is written down to fair value. Land under development includes land, land development costs, real estate taxes, and interest related to development. Included in land development costs are costs to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as schools, sewer, and roads; and site costs such as grading and amenities to bring the land to a finished state. Certain land development costs are reimbursable through development agreements or other agreements with City of Irvine (the “City”) or other agencies or recoverable through insurance or other agreements and offset development costs when received. Total reimbursements and recoveries were $167.3 million, $89.6 million and $43.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Development overhead and selling expenses are expensed as incurred.
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

Land under development is reviewed for potential impairment when events or changes in circumstances indicate that the carrying value of land under development may not be recoverable. Impairment indicators for the Project include, but are not limited to significant increases in land development costs, significant decreases in pace and pricing of home sales within the Project and surrounding areas, and political and societal events that may negatively impact the local economy. There were no impairments identified for the years ended December 31, 2024, 2023 and 2022.
Homes under construction—Homes under construction were a result of a fee build agreement with an unrelated third-party (“Fee Builder”) that the Company contracted to build and act as a sales agent for a population of residential homes within the Project. Land, land development, amenities and home construction costs attributed to the fee build agreement were capitalized to homes under construction and allocated to cost of sales using the relative sales value method when homes were sold. The Company set and approved the price at which the completed homes were sold to homebuyers. Costs incurred for tangible assets constructed solely for model homes directly used in the sale process were capitalized and depreciated over the expected selling life of the fee build community which was complete as of December 31, 2022. All other selling and marketing costs, such as commissions and advertising, were expensed as incurred.
Investment in joint venture—For investments in entities that the Company does not control, but exercises significant influence, the Company uses the equity method of accounting. The Company’s judgment with regard to control involves consideration of various factors including the form of ownership, representation of the entity’s governance, and the ability to participate in policy-making decisions. Investments accounted for under the equity method of accounting are recorded at cost and adjusted for the Company’s share of cash contributions, cash distributions, and gain or loss of the entity’s earnings. The Company eliminates a portion of intra-entity profits resulting from land sales between the Company and the joint venture until the assets are sold to a third-party.
In 2021, the Company obtained a 10% interest in an entity (the “Landbank Venture”) organized for the purpose of taking assignment from homebuilders land purchase and sale agreements and purchasing residential lots within the Project while concurrently entering into option and development agreements with homebuilders in which the homebuilder retains the option to purchase the land to construct and sell homes. The Company sold land to the Landbank Venture in 2021 and eliminated its pro-rata share of the intra-entity profits generated from the sale through earnings (loss) from unconsolidated entities until the land was sold by the Landbank Venture to third-party homebuilders.
As of December 31, 2023, the third-party homebuilders had exercised all the options from the option and development agreements with the Landbank Venture, and the Landbank Venture had distributed all available cash. The Company’s investment in the Landbank Venture had no carrying value at December 31, 2024 and 2023.
Note Receivables—Note receivables held by the Company are reflected at principal and accrued interest amounts due, net of an allowance for expected credit losses or discounts, if any. Interest payments are accrued in the period earned based on the stated interest rate and the outstanding principal balance, less any interest discounts stipulated by the note. Included in contract assets and receivables, net on the accompanying consolidated balance sheets are notes and accrued interest receivables that the Company has with builders that are constructing affordable housing apartments on the Project (“Affordable Notes”). The Company records a discount on the principal balance for Affordable Notes when the note is zero interest bearing or contains other terms that are below market rate. Any such discount on Affordable Notes is capitalized as a project cost. The Company monitors the payment provisions of each note when determining past due or delinquency status.
Revenue Recognition—Under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers (“ASC 606”), revenues from land sales are recognized when the Company satisfies the performance obligation at a point in time, which typically occurs when the control of the land passes to its customers. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to receive (i.e. the transaction price) in exchange for the transfer of land. The transaction price typically contains fixed and variable components in which the fixed consideration represents the stated purchase price for the land. Some of the Company’s purchase and sale agreements contain a profit participation provision, a variable form of consideration, whereby the Company receives from homebuilders a portion of profit after the builder has received an agreed-upon margin from home sales. If the project profitability falls short of the participation threshold, no additional revenues are received. Profit participation revenue of $39.8 million, $21.0 million and $19.6 million were recognized for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, some residential homesite sale agreements contain a price participation provision, a variable form of consideration, requiring the homebuilder to pay additional consideration as a percentage of the home sale price. Price participation revenue of $67.6 million, $144.9 million and $2.0 million were recognized for the years ended December 31, 2024, 2023 and 2022, respectively. The Company estimates the amount of variable price and profit consideration it expects to be entitled to receive and recognizes revenue and a contract asset at the time of land sale to the extent that it is not probable that a significant reversal of revenues would result when the contingency of the variable consideration is resolved. The Company utilizes current home sale pricing offered by homebuilders in the community along with estimates of price appreciation and construction costs when determining the estimate of the amount of variable consideration to recognize.

A contract asset or liability is recognized when the timing of the satisfaction of a performance obligation is different from the timing of the payments made by customers. Contract assets typically consist of estimates of contingent or variable consideration that has been included in the transaction price and recognized as revenue before the contingency is resolved and the contractual payment is due. Contract liabilities typically consist of payments received prior to satisfying the associated performance obligation, including land sale deposits received from a customer. Changes in estimates of variable components of transaction prices could result in cumulative catch-up adjustments to revenue and contract assets in periods after the Company transfers control of the land to the builder.
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
Accounting Standards Updates—In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which primarily requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. For entities that meet the definition of a public business entity, the standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and can be applied on either a prospective or retrospective basis. The Company is currently evaluating the effect of this update on the Company’s financial statement disclosures.
3.    CONTRACT ASSETS AND RECEIVABLES, net
Contract assets and receivables, net as of December 31, 2024 and 2023, consisted of the following (in thousands):

	December 31,
	2024	2023
Affordable notes, net	$15,962	$16,022
Contract assets	153,642	150,771
Total contract assets and receivables, net	$169,604	$166,793

Affordable Notes, net
Principal and interest collected on affordable notes, net, was $0.6 million, $0.9 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Interest income on affordable notes, net, was $0.4 million, $0.5 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in interest income on the accompanying consolidated statements of operations. At December 31, 2024 and 2023, the Company had an allowance for credit losses of $1.5 million and $1.5 million, respectively, associated with the affordable notes.

Contract Assets
Contract assets consist of variable consideration such as price participation and profit participation. The opening and closing balances of the Company’s contract assets for the year ended December 31, 2024 were $150.8 million and $153.6 million, respectively. The net increase of $2.9 million between the opening and closing balances of the Company’s contract assets primarily resulted from additional price participation revenue recognized during the period that resulted from changes in the estimated constrained variable consideration that reflects updated pricing and absorption assumptions used to calculate expected price participation payments, partially offset by the receipt of $63.7 million in price participation payments from homebuilders attributed to prior land sales.
The opening and closing balances of the Company’s contract assets for the year ended December 31, 2023 were $25.6 million and $150.8 million, respectively. The net increase of $125.2 million between the opening and closing balances of the Company’s contract assets primarily resulted from variable consideration related to a residential sale that closed in 2023 in the form of price participation that will be payable when homes are sold to homebuyers, partially offset by $21.5 million in receipts related to prior land sales.
4.    CASH FLOW PARTICIPATION DEBT
In 2010, HF El Toro entered into an unsecured cash flow participation agreement in connection with a series of transfers, payoffs, and pay downs related to its then outstanding loan facility (“Debt Restructure”). The cash flow participation agreement, was determined to be a new debt instrument and in accordance with ASC 470-50, Modifications and Extinguishments was recorded at its fair value on the date of the Debt Restructure. Under the terms of the participation agreement, 4.66% of capital distributions (as defined in the participation agreement) made by HF El Toro are due to the holder of the participation agreement. When a participation payment is made or reasonably assured to be made, the Company used a proportional interest method to determine the portion of the payment that represents interest expense and the portion applied to the principal. The full amount of the principal balance had been satisfied as of December 31, 2024 and $1.0 million was outstanding as of December 31, 2023 and is included in debt on the accompanying consolidated balance sheet. Future participation payments will be recognized fully as additional interest on the original principal.
Total interest incurred related to the participation agreement during the years ended December 31, 2024, 2023 and 2022 was $26.6 million, $23.4 million and $7.8 million, respectively, and was capitalized to land under development in the accompanying consolidated balance sheets.
5.    ACCOUNTS PAYABLE AND OTHER LIABILITIES
Accounts payable and other liabilities as of December 31, 2024 and 2023, consisted of the following (in thousands):

	2024	2023
Accounts payable and retention payable	$11,602	$7,500
Other liabilities:
Accrued liabilities	24,285	18,986
Development obligations (see Note 8)	18,735	19,238
Total accounts payable and other liabilities	$54,622	$45,724
6.    REDEEMABLE LEGACY INTERESTS
The Legacy Interest was classified as temporary equity and reported on the consolidated balance sheet as Redeemable Legacy Interests. The Legacy Interests were not reported as permanent equity within Members’ Capital as management believed that it was probable that the Legacy Interests would be fully redeemed through distributions of available cash in accordance with the terms of the amended and restated limited liability company agreement.

The holders of Legacy Interests were entitled to receive i) $476.0 million in priority distributions over Percentage Interests, plus ii) an amount up to $89.0 million in distributions paid jointly with distributions to holders of Percentage Interests. Distributions of $18.1 million, $48.2 million and $16.5 million were made to holders of the Legacy Interest during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2021, the $476.0 million priority distributions had been fully paid, and with the distributions to the holders of Legacy Interests during the year ended December 31, 2024, the Company fully satisfied the $89.0 million maximum participating Legacy Interest distribution rights, as a result of which, the Legacy Interests are no longer deemed to be outstanding.

7.    RELATED PARTY TRANSACTIONS
Management Fee
HF El Toro and Five Point Communities Management, Inc., as nominee for the benefit of Five Point Communities, LP (the “Management Company”), are parties to a development management agreement in which the Management Company has been engaged to manage the development of the Project and to generally supervise the day-to-day affairs of the Project. The Management Company is an affiliate of a member of the Company that holds a 37.5% Percentage Interest. The development management agreement was amended and restated on May 2, 2016 and subsequently amended and restated on April 21, 2017 (“A&R DMA”) to among other things, extend the initial term until December 2021. The A&R DMA’s initial term was extended by mutual agreement of the parties to December 31, 2022 (the “2022 Extension”) and in December 2022, an amendment to the A&R DMA was entered into in which the A&R DMA was renewed through December 31, 2024 (the “First Renewal Term Amendment”). In September 2024, an amendment to the A&R DMA was entered into in which the A&R DMA has been renewed through December 31, 2026 (the “Second Renewal Term”). Under the Second Renewal Term, the annual fixed base management fee will be $13.5 million beginning in 2025, which reflects an increase from the $12.0 million annual fixed base management fee under the First Renewal Term. The incentive compensation provisions (described below) of the A&R DMA were not changed pursuant to the Second Renewal Term.
The total annual base management fee incurred for the years ended December 31, 2024, 2023 and 2022 was $12.0 million, $12.0 million and $9.3 million, respectively, and is included in management fee in the accompanying consolidated statements of operations. Incentive compensation payable to the Management Company is calculated generally as 9% of distributions in excess of the priority $476.0 million Legacy Interests. If the A&R DMA is not extended by mutual agreement of the Company and the Management Company beyond December 31, 2026, then the Management Company will remain entitled to future incentive compensation payments at a reduced rate equal to 6.75% of Distributions paid thereafter. Total incentive compensation management fee expense incurred with respect to the A&R DMA for the years ended December 31, 2024, 2023 and 2022 was $82.0 million, $43.4 million and $34.8 million, respectively, and is included in management fee in the accompanying consolidated statements of operations. The amount incurred for the years ended December 31, 2024, 2023 and 2022 represents an estimated amount of incentive compensation attributed to services provided during the periods that are determined to be probable of being paid. Management’s estimate is based on various underlying assumptions which include but are not limited to, the current and projected performance of the Project and the resulting cash that will be available for distributions. Changes in the estimated amount of aggregate payments probable of being made are recognized as a cumulative adjustment in the period the estimate changes. Actual payments of incentive compensation may differ materially from current estimates. During the years ended December 31, 2024, 2023 and 2022, the Company paid $49.1 million, $41.6 million and $14.2 million, respectively, in non-legacy incentive compensation and $1.8 million, $4.9 million and $1.7 million, respectively, in legacy incentive compensation to the Management Company. Non-legacy incentive compensation reflects incentive payments that resulted from distributions to Percentage Interest holders, and legacy incentive compensation reflects incentive payments that resulted from distributions to Legacy Interest holders. As of December 31, 2024 and 2023, $123.9 million and $92.8 million, respectively, was accrued for incentive compensation management fees due to the Management Company, and is included in accrued management fees in the accompanying consolidated balance sheets.
Included in selling, general and administrative costs and expenses in the accompanying consolidated statements of operations for the year ended December 31, 2022 is $3.1 million for general and administrative expenses incurred by the Management Company on behalf of the Company that were reimbursable under the A&R DMA prior to the 2022 Extension. General and administrative expense reimbursements were settled in cash on a monthly basis. In connection with the 2022 Extension of the A&R DMA, the variable cost reimbursement component was eliminated from the A&R DMA, and the annualized base fee was increased to a fixed $12.0 million. At December 31, 2024 and 2023, no balance was accrued for general and administrative expense reimbursements.
Commercial Sub-Management Agreement
Effective June 30, 2013, HF El Toro terminated its commercial development sub-management agreement (“Sub-MA”) with a member of the Company that holds a 12.5% Percentage Interest in the Company. Under the terms of the Sub-MA, certain incentive compensation provisions were vested upon termination. Incentive compensation payments become payable, calculated generally, as 2% of distributions (as defined in the Sub-MA) in excess of the first $476 million of priority Legacy Interests. During the years ended December 31, 2024, 2023 and 2022, total incentive compensation management fee expense incurred pertaining to the Sub-MA was $20.0 million, $10.0 million and $9.1 million, respectively, and is included in management fee in the accompanying consolidated statements of operations. As of December 31, 2024 and 2023, $36.8 million and $28.1 million, respectively, of incentive compensation management fee pertaining to the Sub-MA was accrued and is included in accrued management fees in the accompanying consolidated balance sheets. The amount accrued at December 31, 2024 and 2023 represents an estimated amount of incentive compensation determined to be earned and probable of being paid. Management’s estimate is based on various underlying assumptions which include but are not limited to, the current and projected performance of the Project and the resulting cash that will be available for distributions. Changes in the estimated amount of aggregate payments probable of being made in future periods will be recognized as a cumulative adjustment to management fee expense in the period the estimate changes. Actual payments of incentive compensation may differ materially from current estimates. During the years ended December 31, 2024, 2023 and 2022, the Company paid $11.3 million, $10.3 million and $3.5 million, respectively, in incentive compensation pertaining to the Sub-MA.
Purchase and Sale Agreements
In the normal course of business, the Company may enter into purchase and sale agreements or other contracts with the Company’s members or affiliates of members.
Land sale revenues recognized from related party transactions was $22.6 million, $16.2 million and $12.5 million during the years ended December 31, 2024, 2023 and 2022, respectively, and is included in land sales in the accompanying consolidated statements of operations. The related party land sale revenues primarily relate to profit participation.
8.    COMMITMENTS AND CONTINGENCIES
In the routine conduct of its business, the Company is subject to the usual obligations associated with entering into contracts for the purchase, development, and sale of real estate.
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $54.0 million and $20.5 million as of December 31, 2024 and 2023, respectively.
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
In October 2022, the Company and the City entered into the Framework Plan Implementation Agreement (“FPIA”). The FPIA terminated ALA II, as amended, upon the effective date of the FPIA and restructured the Company’s remaining development obligations to the City. Additionally, the Company agreed to pay $18.0 million to the City upon the City completing certain administrative steps but no sooner than 2025. The FPIA became effective on May 16, 2023, subsequent to the completion of a series of approvals and administrative actions in connection with the formation of the new City of Irvine Communities Facilities District No. 2013-3B (“CFD 2013-3B”). CFD 2013-3B replaced the existing CFD for those development districts where development by the Company has not yet occurred. Upon the effective date of the FPIA, the Company’s remaining obligations under the ALA II were terminated. At each of December 31, 2024 and 2023, the carrying balance of amounts payable to the City related to the FPIA totaled $18.0 million and is included within accounts payable and other liabilities on the consolidated balance sheets.
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

9.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through February 21, 2025 the date the consolidated financial statements were issued, and has determined that, other than as disclosed, no events or transactions have occurred subsequent to December 31, 2024 that require adjustments to or disclosure in the Company’s consolidated financial statements.
* * * * * *