Form 10-Q
period 2025-03-31
Five Point Holdings, LLC
filed 2025-04-25
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 17, 2025, 69,858,638 Class A common shares and 79,233,544 Class B common shares were outstanding.

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
Please see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as other risks and uncertainties detailed from time to time in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission, for a more detailed discussion of these and other risks.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
INVENTORIES	$2,349,856	$2,298,080
INVESTMENT IN UNCONSOLIDATED ENTITIES	143,347	185,324
PROPERTIES AND EQUIPMENT, NET	29,429	29,487
INTANGIBLE ASSET, NET—RELATED PARTY	7,804	9,037
CASH AND CASH EQUIVALENTS	528,329	430,875
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	992	992
RELATED PARTY ASSETS	80,183	101,670
OTHER ASSETS	19,023	20,952
TOTAL	$3,158,963	$3,076,417

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$526,587	$525,737
Accounts payable and other liabilities	113,345	100,292
Related party liabilities	63,842	63,297
Deferred income tax liability, net	41,512	33,570
Payable pursuant to tax receivable agreement	173,849	173,424
Total liabilities	919,135	896,320

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: March 31, 2025—69,858,638 shares; December 31, 2024—69,369,234 shares
Class B common shares; No par value; Issued and outstanding: March 31, 2025—79,233,544 shares; December 31, 2024—79,233,544 shares
Contributed capital	595,437	593,827
Retained earnings	180,361	157,077
Accumulated other comprehensive loss	(1,464)	(1,468)
Total members’ capital	774,334	749,436
Noncontrolling interests	1,440,494	1,405,661
Total capital	2,214,828	2,155,097
TOTAL	$3,158,963	$3,076,417

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Land sales	$98	$535
Land sales—related party	—	(3)
Management services—related party	12,551	8,726
Operating properties	508	677
Total revenues	13,157	9,935
COSTS AND EXPENSES:
Land sales	—	—
Management services	3,061	3,896
Operating properties	1,487	990
Selling, general, and administrative	14,765	12,916
Total costs and expenses	19,313	17,802
OTHER INCOME (EXPENSE):
Interest income	4,050	3,225
Miscellaneous	775	(5,907)
Total other income (expense)	4,825	(2,682)
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	71,439	17,586
INCOME BEFORE INCOME TAX PROVISION	70,108	7,037
INCOME TAX PROVISION	(9,522)	(954)
NET INCOME	60,586	6,083
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	37,302	3,757
NET INCOME ATTRIBUTABLE TO THE COMPANY	$23,284	$2,326

NET INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$0.33	$0.03
Diluted	$0.32	$0.03
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	69,513,757	69,058,585
Diluted	148,824,110	145,876,835
NET INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$0.00	$0.00
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,233,544

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
NET INCOME	$60,586	$6,083
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net income	13	14
Other comprehensive income before taxes	13	14
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	(1)	(2)
OTHER COMPREHENSIVE INCOME—Net of tax	12	12
COMPREHENSIVE INCOME	60,598	6,095
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	37,307	3,762
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$23,291	$2,333

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2024	69,369,234	79,233,544	$593,827	$157,077	$(1,468)	$749,436	$1,405,661	$2,155,097
Net income	—	—	—	23,284	—	23,284	37,302	60,586
Share-based compensation	—	—	1,215	—	—	1,215	—	1,215
Reacquisition of share-based compensation awards for tax-withholding purposes	(329,840)	—	(1,776)	—	—	(1,776)	—	(1,776)
Issuance of share-based compensation awards	126,388	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	692,856	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $1	—	—	—	—	7	7	5	12
Adjustment to liability recognized under tax receivable agreement—net of tax of $119	—	—	(306)	—	—	(306)	—	(306)
Adjustment of noncontrolling interest in the Operating Company	—	—	2,477	—	(3)	2,474	(2,474)	—
BALANCE - March 31, 2025	69,858,638	79,233,544	$595,437	$180,361	$(1,464)	$774,334	$1,440,494	$2,214,828

BALANCE - December 31, 2023	69,199,938	79,233,544	$591,606	$88,780	$(2,332)	$678,054	$1,304,050	$1,982,104
Net income	—	—	—	2,326	—	2,326	3,757	6,083
Share-based compensation	—	—	832	—	—	832	—	832
Reacquisition of share-based compensation awards for tax-withholding purposes	(282,883)	—	(823)	—	—	(823)	—	(823)
Issuance of share-based compensation awards	158,940	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	282,509	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $2	—	—	—	—	7	7	5	12
Adjustment to liability recognized under tax receivable agreement—net of tax of $40	—	—	(103)	—	—	(103)	—	(103)
Adjustment of noncontrolling interest in the Operating Company	—	—	715	—	(2)	713	(713)	—
BALANCE - March 31, 2024	69,358,504	79,233,544	$592,227	$91,106	$(2,327)	$681,006	$1,307,099	$1,988,105

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,586	$6,083
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings from unconsolidated entities	(71,439)	(17,586)
Return on investment from Great Park Venture	70,854	17,657
Deferred income taxes	8,060	946
Depreciation and amortization	2,014	2,870
Share-based compensation	1,215	832
Changes in operating assets and liabilities:
Inventories	(50,831)	(35,358)
Related party assets	21,487	1,598
Other assets	1,151	2,145
Accounts payable and other liabilities	13,087	(3,665)
Related party liabilities	545	(1,946)
Net cash provided by (used in) operating activities	56,729	(26,424)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	41,998	6,226
Return of investment from Valencia Landbank Venture	543	113
Purchase of properties and equipment	(40)	(92)
Net cash provided by investing activities	42,501	6,247
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	—	(117)
Reacquisition of share-based compensation awards for tax-withholding purposes	(1,776)	(823)
Repayments of notes payable	—	(100,000)
Net cash used in financing activities	(1,776)	(100,940)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	97,454	(121,117)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	431,867	354,793
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$529,321	$233,676
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
The Company has an entity structure in which the Company’s two largest equity owners, Lennar Corporation (“Lennar”) and GFFP Holdings, LLC (“GFFP”), and the Company’s founder and Chairman Emeritus, Emile Haddad, separately hold, in addition to interests in the Company’s common shares, equity interests in either or both the Operating Company or the San Francisco Venture that can be exchanged for, at the Company’s option, either the Company’s Class A common shares or cash. The diagram below presents a simplified depiction of the Company’s organizational structure as of March 31, 2025:

Five Point Holdings, LLC
Lennar, GFFP and Emile Haddad
Limited Partner
Five Point Opco GP, LLC
Managing General Partner
Five Point Operating Company, LP (1)
Manager 100% Class B (2)
100% (3)
Administrative Member 37.5% (4)
Manager 75% (5)
San Francisco Venture
FPL
Great Park Venture
Gateway Commercial Venture
Candlestick and The San Francisco Shipyard
Valencia
Great Park Neighborhoods

(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of March 31, 2025, the Company owned approximately 62.8% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Until Class A Common Units of the Operating Company are exchanged or redeemed, the capital associated with Class A Common Units of the Operating Company not held by the Holding Company is presented within “noncontrolling interests” on the Company’s condensed consolidated balance sheet. Assuming the exchange of all outstanding Class A Common Units of the Operating Company and all outstanding Class A units of the San Francisco Venture (see (2)

below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on April 17, 2025 ($4.95), the equity market capitalization of the Company was approximately $738.1 million.
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
(4) Interests in Heritage Fields LLC, a Delaware limited liability company (the “Great Park Venture”), previously consisted of either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests were entitled to receive priority distributions up to an aggregate amount of $565.0 million, all of which had been distributed as of December 31, 2024 (See Note 4), as a result of which, the Legacy Interests are no longer deemed to be outstanding. The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in its condensed consolidated financial statements.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the three months ended March 31, 2025 are not necessarily indicative of the operating results and cash flows that may be expected for the full year.
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

Miscellaneous other income (expense)—Miscellaneous other income (expense) consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Net periodic pension benefit	$21	$24
Other(1)	754	(5,931)
Total miscellaneous other income (expense)	$775	$(5,907)
(1) In January 2024, the Company settled an exchange offer on its $625.0 million 7.875% Senior Notes (see Note 9). For the three months ended March 31, 2024, the Company incurred $5.9 million in third party costs related to the debt modification, which is included in other in the table above.
Recently adopted and issued accounting pronouncements—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which primarily requires expanded disclosure of significant segment expenses and other segment items on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard for the current year interim condensed consolidated financial statements and has applied this standard retrospectively for all prior periods presented in the Company’s condensed consolidated financial statements (see Note 13).
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

3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (in thousands):

	Three Months Ended March 31, 2025
	Valencia	San Francisco	Great Park(1)	Unallocated	Total
Land sales and land sales—related party	$98	$—	$—	$—	$98
Management services—related party	—	—	12,551	—	12,551
Operating properties	85	—	—	—	85
	183	—	12,551	—	12,734
Operating properties leasing revenues	249	174	—	—	423
	$432	$174	$12,551	$—	$13,157

	Three Months Ended March 31, 2024
	Valencia	San Francisco	Great Park(1)	Unallocated	Total
Land sales and land sales—related party	$532	$—	$—	$—	$532
Management services—related party	—	—	8,613	113	8,726
Operating properties	75	—	—	—	75
	607	—	8,613	113	9,333
Operating properties leasing revenues	434	168	—	—	602
	$1,041	$168	$8,613	$113	$9,935
(1) The tables above do not include revenues of the Great Park Venture, which are included in the Company’s reporting segment totals (see Notes 4 and 13).
The opening and closing balances of the Company’s contract assets for the three months ended March 31, 2025 were $101.8 million ($100.8 million related party, see Note 8) and $80.1 million ($79.3 million related party, see Note 8), respectively. The net decrease of $21.7 million for the three months ended March 31, 2025 between the opening and closing balances of the Company’s contract assets primarily resulted from the receipt of $30.4 million in incentive compensation payments from the Great Park Venture and the receipt of marketing fees from homebuilders from prior period land sales partially offset by additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the Company’s amended and restated development management agreement (“A&R DMA”) with the Great Park Venture (see Note 8).
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
The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the three months ended March 31, 2025 and 2024 were insignificant.
4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of March 31, 2025. During the three months ended March 31, 2025 and 2024, the Great Park Venture made aggregate distributions of $300.9 million and $63.7 million, respectively, to holders of Percentage Interests, of which the Company received $112.9 million and $23.9 million, respectively, for its 37.5% Percentage Interest.

The Great Park Venture is the owner of Great Park Neighborhoods, a mixed-use planned community located in Orange County, California. The Company, through the A&R DMA, as amended, manages the planning, development and sale of land at the Great Park Neighborhoods and supervises the day-to-day affairs of the Great Park Venture. The Great Park Venture is governed by an executive committee of representatives appointed by the holders of Percentage Interests. The Company serves as the administrative member but does not control the actions of the executive committee. The Company accounts for its investment in the Great Park Venture using the equity method of accounting.
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
During the three months ended March 31, 2025, the Great Park Venture recognized no land sale revenues to related parties of the Company and $285.4 million in land sale revenues to third parties, of which $138.4 million relates to homesites sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire these homesites in the future from the land bank entity.
During the three months ended March 31, 2024, the Great Park Venture recognized $11.9 million in land sale revenues to related parties of the Company and $80.8 million in land sale revenues to third parties.
The following table summarizes the statements of operations of the Great Park Venture for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Land sale and related party land sale revenues	$285,403	$92,709
Cost of land sales	(70,216)	(29,958)
Other costs and expenses	(8,925)	(9,622)
Net income of Great Park Venture	$206,262	$53,129
The Company’s share of net income	$77,348	$19,923
Basis difference amortization, net	(6,494)	(2,266)
Equity in earnings from Great Park Venture	$70,854	$17,657
The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Inventories	$240,152	$274,738
Cash and cash equivalents	62,687	118,256
Contract assets, receivables and other assets, net	117,575	169,604
Total assets	$420,414	$562,598
Accounts payable and other liabilities	$234,769	$282,277
Capital (Percentage Interest)	185,645	280,321
Total liabilities and capital	$420,414	$562,598
The Company’s share of capital in Great Park Venture	$69,616	$105,121
Unamortized basis difference	40,032	46,526
The Company’s investment in the Great Park Venture	$109,648	$151,647
Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of March 31, 2025. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs.

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
The Company and a subsidiary of Lennar separately leased portions of the building that were under the ownership of the Gateway Commercial Venture, and during the three months ended March 31, 2024, the Gateway Commercial Venture recognized $2.5 million in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Rental revenues	$—	$2,549
Rental operating and other expenses	(54)	(968)
Depreciation and amortization	—	(1,003)
Interest income	548	—
Interest expense	—	(694)
Net income (loss) of Gateway Commercial Venture	$494	$(116)
Equity in earnings (loss) from Gateway Commercial Venture	$371	$(87)
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cash	$731	$257
Note receivable and other assets	43,716	43,667
Total assets	$44,447	$43,924
Other liabilities	$29	$—
Members’ capital	44,418	43,924
Total liabilities and capital	$44,447	$43,924
The Company’s investment in the Gateway Commercial Venture	$33,314	$32,943
Valencia Landbank Venture
As of March 31, 2025, the Company owned a 10% interest in the Valencia Landbank Venture, an entity organized in December 2020 for the purpose of taking assignment from homebuilders of purchase and sale agreements for the purchase of residential lots within the Valencia community. The Valencia Landbank Venture concurrently enters into option and development agreements with homebuilders pursuant to which the homebuilders retain the option to purchase the land to construct and sell homes. The Company does not have a controlling financial interest in the Valencia Landbank Venture, however, the Company has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member, and therefore the Company accounts for its investment in the Valencia Landbank Venture using the equity method.
At March 31, 2025 and December 31, 2024, the Company’s investment in the Valencia Landbank Venture was $0.4 million and $0.7 million, respectively, and the Company recognized $0.2 million and $16.0 thousand in equity in earnings for the three months ended March 31, 2025 and 2024, respectively.
5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at March 31, 2025, the Holding Company and its wholly owned subsidiary owned approximately 62.8% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.2% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar, GFFP, which in

October 2024 acquired all of the interests previously owned by affiliates of Castlelake, L.P. (“Castlelake”), and an entity controlled by Emile Haddad, the Company’s Chairman Emeritus of the Board of Directors (the “Management Partner”).
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
During the three months ended March 31, 2025 and 2024, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.
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
There were no tax distributions to the partners of the Operating Company for the three months ended March 31, 2025 or 2024.
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
Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos community facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At each of March 31, 2025 and December 31, 2024, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the condensed consolidated balance sheets.
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
As of March 31, 2025, the San Francisco Venture had total combined assets of $1.44 billion, primarily comprised of $1.44 billion of inventories and $0.9 million in related party assets, and total combined liabilities of $77.5 million, including $62.7 million in related party liabilities.
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
As of March 31, 2025, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $908.1 million of inventories, $7.8 million of intangibles and $79.3 million in related party assets, and total combined liabilities of $61.0 million, including $60.2 million in accounts payable and other liabilities and $0.8 million in related party liabilities.
As of December 31, 2024, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $876.2 million of inventories, $9.0 million of intangibles and $100.8 million in related party assets, and total combined liabilities of $62.0 million, including $61.1 million in accounts payable and other liabilities and $0.8 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the three months ended March 31, 2025 and 2024, there were no VIEs that were deconsolidated.

7.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received.
The carrying amount and accumulated amortization of the intangible asset as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(121,901)	(120,668)
Net book value	$7,804	$9,037
Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $1.2 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Great Park segment.
8.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Related Party Assets:
Contract assets (see Note 3)	$79,321	$100,793
Other	862	877
	$80,183	$101,670
Related Party Liabilities:
Reimbursement obligation	$62,727	$62,057
Accrued advisory fees	—	125
Other	1,115	1,115
	$63,842	$63,297
Development Management Agreement with the Great Park Venture (Incentive Compensation Contract Asset)
In 2010, the Great Park Venture, the Company’s equity method investee, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The compensation structure in place consists of a base fee and incentive compensation. Incentive compensation is 9% of distributions available to be made by the Great Park Venture to its Percentage Interest Holders. In December 2022, the Company and the Great Park Venture entered into a second amendment to the A&R DMA establishing the terms of service through December 31, 2024 (the “First Renewal Term”). In September 2024, the Company and the Great Park Venture entered into a third amendment to the A&R DMA. Under the third amendment, the term of the A&R DMA was renewed through December 31, 2026 (the “Second Renewal Term”). If the A&R DMA is not extended by mutual agreement of the parties beyond December 31, 2026 and the Company is no longer providing management services subsequent to December 31, 2026, the Company will be entitled to 6.75% of distributions paid thereafter.
During the three months ended March 31, 2025 and 2024, the Great Park Venture made incentive compensation payments of $30.4 million and $6.4 million, respectively, to the Company.
At March 31, 2025 and December 31, 2024, included in contract assets in the table above is $77.9 million and $99.2 million, respectively, attributed to incentive compensation revenue recognized but not yet due (see Note 3). Management fee revenues under the A&R DMA are included in management services—related party in the accompanying condensed consolidated statements of operations and are included in the Great Park segment. Management fee revenues under the A&R DMA were $12.6 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively.

9.    NOTES PAYABLE, NET
At March 31, 2025 and December 31, 2024, notes payable, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
10.500% initial rate New Senior Notes due 2028	$523,494	$523,494
7.875% Senior Notes due 2025	1,500	1,500
Unamortized premium	3,312	2,591
Unamortized debt issuance costs	(1,719)	(1,848)
	$526,587	$525,737
Senior Notes
After completing an exchange offer in January 2024, the Operating Company and Five Point Capital Corp., a direct wholly owned subsidiary of the Operating Company (the “Co-Issuer” and, together with the Operating Company, the “Issuers”), had two tranches of unsecured senior notes outstanding at March 31, 2025, which include the 10.500% initial rate senior notes due January 2028 (“New Senior Notes”) and the unexchanged portion of the 7.875% senior notes due November 2025 (the “Senior Notes due 2025”).
The New Senior Notes accrue interest at a rate of 10.500% per annum to, but not including, November 15, 2025, 11.000% per annum from and including November 15, 2025 to, but not including, November 15, 2026, and 12.000% per annum from and including November 15, 2026 to, but not including, January 15, 2028. Interest on the New Senior Notes is payable semi-annually on each May 15 and November 15. The New Senior Notes are guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Operating Company and are redeemable at the option of the Issuers, in whole or in part, at a declining call premium as set forth in the indenture governing the New Senior Notes, plus accrued and unpaid interest.
Revolving Credit Facility
The Operating Company has a $125.0 million unsecured revolving credit facility, with $100.0 million of the commitments under the revolving credit facility maturing in July 2027 and the remaining $25.0 million commitment maturing in April 2026. Any borrowings under the revolving credit agreement will bear interest at CME Term Secured Overnight Financing Rate 1 Month increased by 0.10% plus a margin of either 2.25% or 2.50% based on the Company’s leverage ratio. The revolving credit facility includes an accordion feature that allows the Operating Company to increase the maximum aggregate commitments up to $150.0 million, subject to certain conditions, including the receipt of commitments from the lenders. As of March 31, 2025, no borrowings or letters of credit were outstanding on the Operating Company’s revolving credit facility.
10.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At March 31, 2025 and December 31, 2024, the Company’s condensed consolidated balance sheets included liabilities of $173.8 million and $173.4 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. No TRA payments were made during the three months ended March 31, 2025 or 2024.
11.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business. The operations of the Company are conducted through the Operating Company and its subsidiaries, and in some cases, the Holding Company will guarantee the payment by or performance of the Operating Company or its subsidiaries. The Company has operating leases for its corporate office and other facilities and the Holding Company is a guarantor to some of these lease agreements. Operating lease right-of-use assets are included in other assets and operating lease liabilities are included in accounts payable and other liabilities on the condensed consolidated balance sheets and were as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$12,268	$12,973
Operating lease liabilities	$10,452	$10,980
In addition to operating lease payment guarantees, the Holding Company had other contractual payment guarantees as of March 31, 2025 totaling $6.5 million.

Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain of the Company’s development obligations. The Company had outstanding performance bonds of $376.1 million and $375.8 million as of March 31, 2025 and December 31, 2024, respectively.
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
At each of March 31, 2025 and December 31, 2024, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Letters of Credit
At each of March 31, 2025 and December 31, 2024, the Company had outstanding letters of credit totaling $1.0 million. These letters of credit were issued to secure various development and financial obligations. At each of March 31, 2025 and December 31, 2024, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under certain of the letters of credit agreements.
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

12.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$—	$8,320
Noncash lease expense	$705	$689

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to liability recognized under TRA	$425	$143
Senior Notes due 2025 exchanged for New Senior Notes due 2028 (see Note 9)	$—	$523,500
Noncash lease expense is included within the depreciation and amortization adjustment to net income on the Company’s condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$528,329	$232,684
Restricted cash and certificates of deposit	992	992
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$529,321	$233,676
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
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of March 31, 2025, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers and management services provided by the Company to the Great Park Venture.

Segment operating results and reconciliations to the Company’s consolidated balances for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31, 2025
	Valencia	San Francisco	Great Park	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$432	$174	$297,954	$298,560	$(285,403)	$—	$—	$13,157
Less:
Cost of land sales	—	—	70,216	70,216	(70,216)	—	—	—
Management services	—	—	3,061	3,061	—	—	—	3,061
Selling, general, and administrative	3,296	1,163	2,760	7,219	(2,760)	—	10,306	14,765
Management fees-related party	—	—	7,858	7,858	(7,858)	—		—
Other segment items(3)	498	(15)	(1,693)	(1,210)	1,693	(70,854)	5,116	(65,255)
Segment profit (loss) / Net income (loss)	(3,362)	(974)	215,752	211,416	(206,262)	70,854	(15,422)	60,586
Other segment disclosures:
Depreciation and amortization	13	—	1,232	1,245	—	—	63	1,308
Interest income	—	15	1,693	1,708	(1,693)	—	4,035	4,050
Segment assets	945,434	1,442,767	506,233	2,894,434	(420,414)	109,648	575,295	3,158,963
Inventory assets	908,100	1,441,756	240,152	2,590,008	(240,152)	—	—	2,349,856
Expenditures for long-lived assets, net(4)	31,967	19,849	35,145	86,961	(35,145)	—	—	51,816
(1) Represents the removal of the Great Park Venture operating results and balances, which are included in the Great Park segment operating results and balances at 100% of its historical basis, but are not included in the Company’s consolidated results and balances as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (See Note 4), the Company’s commercial segment is no longer operating. The Company has reported the equity in earnings from the Company’s investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax provision of $9.5 million, and equity in earnings from the Gateway Commercial Venture. Corporate and unallocated assets consist of cash and cash equivalents, investment in the Gateway Commercial Venture, leasehold improvements, ROU assets, prepaid expenses and deferred financing costs.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs, miscellaneous other income and equity in earnings from the Valencia Landbank Venture.
• San Francisco—interest income.
• Great Park—interest income.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the three months ended March 31, 2025, Valencia’s net expenditures include $0.5 million, San Francisco’s net expenditures include $0.6 million and Great Park Venture’s net expenditures include $7.4 million in inventory cost reimbursements and recoveries received.

	Three Months Ended March 31, 2024
	Valencia	San Francisco	Great Park	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$1,041	$168	$101,322	$102,531	$(92,709)	$—	$113	$9,935
Less:
Cost of land sales	—	—	29,958	29,958	(29,958)	—	—	—
Management services	—	—	3,896	3,896	—	—	—	3,896
Selling, general, and administrative	3,194	1,135	2,939	7,268	(2,939)	—	8,587	12,916
Management fees-related party	—	—	8,162	8,162	(8,162)	—	—	—
Other segment items(3)	950	(15)	(1,479)	(544)	1,479	(17,657)	3,762	(12,960)
Segment profit (loss) / Net income (loss)	(3,103)	(952)	57,846	53,791	(53,129)	17,657	(12,236)	6,083
Other segment disclosures:
Depreciation and amortization	—	—	2,080	2,080	—	—	100	2,180
Interest income	—	15	1,479	1,494	(1,479)	—	3,210	3,225
Segment assets(4)	914,583	1,424,819	670,906	3,010,308	(562,598)	151,647	477,060	3,076,417
Inventory assets(4)	876,172	1,421,908	274,738	2,572,818	(274,738)	—	—	2,298,080
Expenditures for long-lived assets, net(5)	21,853	14,830	11,866	48,549	(11,866)	—	—	36,683
(1) Represents the removal of the Great Park Venture operating results and balances, which are included in the Great Park segment operating results and balances at 100% of its historical basis, but are not included in the Company’s consolidated results and balances as the Company accounts for its investment in the venture using the equity method of accounting.
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
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax provision of $1.0 million, Senior Notes exchange costs and equity in loss from the Gateway Commercial Venture. Corporate and unallocated assets consist of cash and cash equivalents, investment in the Gateway Commercial Venture, leasehold improvements, ROU assets, prepaid expenses and deferred financing costs.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs and equity in earnings from the Valencia Landbank Venture.
• San Francisco—interest income.
• Great Park—interest income.
(4) Balances as of December 31, 2024.
(5) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the three months ended March 31, 2024, Valencia’s net expenditures include $0.1 million, San Francisco’s net expenditures include $0.6 million and Great Park Venture’s net expenditures include $8.2 million in inventory cost reimbursements and recoveries received.
14.     SHARE-BASED COMPENSATION
The following table summarizes share-based equity compensation activity for the three months ended March 31, 2025:

	Share-Based Awards (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2025	6,403	$2.00
Granted	422	$4.46
Forfeited	—	$—
Vested	(724)	$2.87
Nonvested at March 31, 2025	6,101	$2.06
Share-based compensation expense was $1.2 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. Share-based compensation expense is included in selling, general, and administrative expenses on the accompanying condensed consolidated statements of operations.
The estimated fair value at vesting of share-based awards that vested during the three months ended March 31, 2025 was $3.9 million. During the three months ended March 31, 2025 and 2024, the Company reacquired vested restricted Class A common shares for $1.8 million and $0.8 million, respectively, for the purpose of settling tax withholding obligations of employees. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.

15.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The components of net periodic benefit for the three months ended March 31, 2025 and 2024, are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net periodic benefit:
Interest cost	$168	$191
Expected return on plan assets	(202)	(229)
Amortization of net actuarial loss	13	14
Net periodic benefit	$(21)	$(24)
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
During the three months ended March 31, 2025, the Company recorded a $9.5 million provision for income taxes on pre-tax income of $70.1 million. In the three months ended March 31, 2024, the Company recorded a $1.0 million provision for income taxes on pre-tax income of $7.0 million.
The effective tax rates for both the three months ended March 31, 2025 and 2024 differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the disallowance of executive compensation expenses not deductible for tax and the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both March 31, 2025 and December 31, 2024.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At March 31, 2025, the estimated fair value of notes payable, net was $534.7 million, compared to a carrying value of $526.6 million. At December 31, 2024, the estimated fair value of notes payable, net was $534.8 million, compared to a carrying value of $525.7 million. During the three months ended March 31, 2025 and 2024, the Company had no assets that were measured at fair value on a nonrecurring basis.

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
No distributions on common shares were declared for the three months ended March 31, 2025 or 2024.
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

The following table summarizes the basic and diluted earnings per share calculations for the three months ended March 31, 2025 and 2024 (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to the Company	$23,284	$2,326
Adjustments to net income attributable to the Company	(17)	3
Net income attributable to common shareholders	$23,267	$2,329
Numerator—basic common shares:
Net income attributable to common shareholders	$23,267	$2,329
Less: net income allocated to participating securities	9	3
Allocation of basic net income among common shareholders	$23,258	$2,326
Numerator for basic net income available to Class A common shareholders	$23,250	$2,325
Numerator for basic net income available to Class B common shareholders	$8	$1
Numerator—diluted common shares:
Net income attributable to common shareholders	$23,267	$2,329
Reallocation of income from dilutive potential securities	24,016	2,531
Less: net income allocated to participating securities	9	3
Allocation of diluted net income among common shareholders	$47,274	$4,857
Numerator for diluted net income available to Class A common shareholders	$47,266	$4,856
Numerator for diluted net income available to Class B common shareholders	$8	$1
Denominator:
Basic weighted average Class A common shares outstanding	69,513,757	69,058,585
Diluted weighted average Class A common shares outstanding	148,824,110	145,876,835
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,233,544
Basic earnings per share:
Class A common shares	$0.33	$0.03
Class B common shares	$0.00	$0.00
Diluted earnings per share:
Class A common shares	$0.32	$0.03
Class B common shares	$0.00	$0.00

Anti-dilutive potential RSUs	—	—
Anti-dilutive potential Performance RSUs	2,581,441	4,509,646
Anti-dilutive potential Restricted Shares (weighted average)	—	—
Anti-dilutive potential Class A common shares from exchanges (weighted average)	3,137,134	3,137,134
19.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $1.5 million and $1.5 million at March 31, 2025 and December 31, 2024, respectively, net of tax benefits of $0.3 million and $0.3 million, respectively. Accumulated other comprehensive loss of $0.7 million and $0.8 million is included in noncontrolling interests at March 31, 2025 and December 31, 2024, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net income attributable to the Company related to amortization of net actuarial losses were approximately $7,000 and $7,000, net of taxes, for the three months ended March 31, 2025 and 2024, respectively, and are included in miscellaneous other income (expense) in the accompanying condensed consolidated statements of operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 of this report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. “Us,” “we,” and “our” refer to Five Point Holdings, LLC, together with its consolidated subsidiaries. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as other risks and uncertainties detailed from time to time in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission. Actual results could differ materially from those set forth in any forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of March 31, 2025, approximately 62.8% of the operating company. The operating company directly or indirectly owns equity interests in:
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
Operational Highlights
We generated consolidated net income of $60.6 million for the three months ended March 31, 2025, compared to net income of $6.1 million for the three months ended March 31, 2024. Our net income for the quarter was largely driven by incentive compensation revenue recognized and equity in earnings from the Great Park Venture. We also continued to focus on execution of key operating priorities, including generating revenue and positive cash flow, controlling our selling, general and administrative (“SG&A”) costs, and managing our capital spend to match near-term revenue opportunities. SG&A expenses totaled $14.8 million and $12.9 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, we had $528.3 million in cash and $125.0 million available under our revolving credit facility, giving us total liquidity of $653.3 million.
During the first quarter of 2025, mortgage rates remained elevated and have increased more recently as economic uncertainty has resulted from shifting trade and tariff policies. During the quarter, however, we continued to see sustained demand for land from homebuilders at both our Great Park Neighborhoods and Valencia communities. The Great Park Venture, in which we have a 37.5% percentage interest and manage all aspects of the development cycle, closed sales to three different builders consisting of 325 homesites totaling 23.6 acres at the Great Park Neighborhoods in the first quarter of 2025 for an aggregate purchase price of $278.9 million. We received $143.3 million in distributions and related payments from the Great Park Venture for both our ownership interests and incentive management fee compensation.
At Valencia, our guest builders sold 69 homes during the first quarter of 2025, compared to 74 homes during the fourth quarter of 2024, increasing total homes sold to 1,668 since sales began in May 2021. At the Great Park Neighborhoods, guest builders sold a total of 233 homes during the first quarter of 2025, compared to 143 homes during the fourth quarter of 2024. The collections that opened in the second half of 2024 at the Great Park Neighborhoods continue to be well received by homebuyers leading to the increase in home sales in the first quarter of 2025 compared to the fourth quarter of 2024. Despite the potential impacts of tariff and trade policies, we expect demand in our chronically undersupplied housing markets to remain steady and to support planned homesite sales to builders over the remainder of the year.

Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
The following table summarizes our consolidated historical results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$98	$535
Land sales—related party	—	(3)
Management services—related party	12,551	8,726
Operating properties	508	677
Total revenues	13,157	9,935
Costs and expenses
Land sales	—	—
Management services	3,061	3,896
Operating properties	1,487	990
Selling, general, and administrative	14,765	12,916
Total costs and expenses	19,313	17,802
Other income (expense)
Interest income	4,050	3,225
Miscellaneous	775	(5,907)
Total other income (expense)	4,825	(2,682)
Equity in earnings from unconsolidated entities	71,439	17,586
Income before income tax provision	70,108	7,037
Income tax provision	(9,522)	(954)
Net income	60,586	6,083
Less net income attributable to noncontrolling interests	37,302	3,757
Net income attributable to the company	$23,284	$2,326
Revenues. Revenues increased by $3.2 million, or 32.4%, to $13.2 million for the three months ended March 31, 2025, from $9.9 million for the three months ended March 31, 2024. The increase in revenues was primarily due to an increase in management services revenue at our Great Park segment during the three months ended March 31, 2025.
Cost of management services. Cost of management services decreased by $0.8 million, or 21.4%, to $3.1 million for the three months ended March 31, 2025, from $3.9 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. SG&A expenses increased by $1.8 million, or 14.3%, to $14.8 million for the three months ended March 31, 2025, from $12.9 million for the three months ended March 31, 2024. The increase was mainly attributable to an increase in corporate general and administrative expenses.
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
Equity in earnings from unconsolidated entities was $71.4 million for the three months ended March 31, 2025, an increase from equity in earnings of $17.6 million for the three months ended March 31, 2024. Equity in earnings for the three months ended March 31, 2025 and 2024 was primarily a result of recognizing our share of the net income generated by the Great Park Venture from land sales during each quarter.

Income taxes. Pre-tax income of $70.1 million for the three months ended March 31, 2025 resulted in a $9.5 million tax provision. Pre-tax income of $7.0 million for the three months ended March 31, 2024 resulted in a $1.0 million tax provision. We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at March 31, 2025, it was more likely than not that the net deferred tax asset would be realizable, and we had no valuation allowance recorded. Our effective tax rate for the three months ended March 31, 2025 was substantially similar to our effective tax rate for the three months ended March 31, 2024.
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

Segment Results and Financial Information
Our reportable operating segments include our three community segments, Valencia, San Francisco and Great Park:
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
The following tables reconcile the results of operations of our segments to our consolidated results for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	Valencia	San Francisco	Great Park	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$98	$—	$285,403	$285,501	$—	$285,501	$(285,403)	$98
Land sales—related party	—	—	—	—	—	—	—	—
Management services—related party(2)	—	—	12,551	12,551	—	12,551	—	12,551
Operating properties	334	174	—	508	—	508	—	508
Total revenues	432	174	297,954	298,560	—	298,560	(285,403)	13,157
COSTS AND EXPENSES:
Land sales	—	—	70,216	70,216	—	70,216	(70,216)	—
Management services(2)	—	—	3,061	3,061	—	3,061	—	3,061
Operating properties	1,487	—	—	1,487	—	1,487	—	1,487
Selling, general, and administrative	3,296	1,163	2,760	7,219	10,306	17,525	(2,760)	14,765
Management fees—related party	—	—	7,858	7,858	—	7,858	(7,858)	—
Total costs and expenses	4,783	1,163	83,895	89,841	10,306	100,147	(80,834)	19,313
OTHER INCOME:
Interest income	—	15	1,693	1,708	4,035	5,743	(1,693)	4,050
Interest expense	—	—	—	—	—	—	—	—
Miscellaneous	775	—	—	775	—	775	—	775
Total other income	775	15	1,693	2,483	4,035	6,518	(1,693)	4,825
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	214	—	—	214	371	585	70,854	71,439
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(3,362)	(974)	215,752	211,416	(5,900)	205,516	(135,408)	70,108
INCOME TAX PROVISION	—	—	—	—	(9,522)	(9,522)	—	(9,522)
SEGMENT (LOSS) PROFIT/NET INCOME	$(3,362)	$(974)	$215,752	$211,416	$(15,422)	$195,994	$(135,408)	$60,586
(1) Represents the removal of the Great Park Venture operating results, which are included in the Great Park segment operating results at 100% of the venture’s historical basis but are not included in our consolidated results as we account for our investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024, our commercial segment is no longer operating. The equity in earnings from our investment in the Gateway Commercial Venture is reported within the corporate and unallocated column in the table above.
(2) For the Great Park segment, represents the revenues and expenses attributable to the management company for providing services to the Great Park Venture as applicable.

	Three Months Ended March 31, 2024
	Valencia	San Francisco	Great Park	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$535	$—	$80,818	$81,353	$—	$81,353	$(80,818)	$535
Land sales—related party	(3)	—	11,891	11,888	—	11,888	(11,891)	(3)
Management services—related party(2)	—	—	8,613	8,613	113	8,726	—	8,726
Operating properties	509	168	—	677	—	677	—	677
Total revenues	1,041	168	101,322	102,531	113	102,644	(92,709)	9,935
COSTS AND EXPENSES:
Land sales	—	—	29,958	29,958	—	29,958	(29,958)	—
Management services(2)	—	—	3,896	3,896	—	3,896	—	3,896
Operating properties	990	—	—	990	—	990	—	990
Selling, general, and administrative	3,194	1,135	2,939	7,268	8,587	15,855	(2,939)	12,916
Management fees—related party	—	—	8,162	8,162	—	8,162	(8,162)	—
Total costs and expenses	4,184	1,135	44,955	50,274	8,587	58,861	(41,059)	17,802
OTHER INCOME (EXPENSE):
Interest income	—	15	1,479	1,494	3,210	4,704	(1,479)	3,225
Interest expense	—	—	—	—	—	—	—	—
Miscellaneous	24	—	—	24	(5,931)	(5,907)	—	(5,907)
Total other income (expense)	24	15	1,479	1,518	(2,721)	(1,203)	(1,479)	(2,682)
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	16	—	—	16	(87)	(71)	17,657	17,586
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(3,103)	(952)	57,846	53,791	(11,282)	42,509	(35,472)	7,037
INCOME TAX PROVISION	—	—	—	—	(954)	(954)	—	(954)
SEGMENT (LOSS) PROFIT/NET INCOME	$(3,103)	$(952)	$57,846	$53,791	$(12,236)	$41,555	$(35,472)	$6,083
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
Valencia Segment
Our Valencia property consists of approximately 15,000 acres in northern Los Angeles County and can include up to approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The current communities under development in Valencia complement the neighboring communities that were previously developed by us. We began selling homesites in the first development area at Valencia in 2019, and as of March 31, 2025 we had sold 3,088 homesites.
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
Great Park Neighborhoods consists of approximately 2,100 acres in Orange County and is being built around the approximately 1,300 acre Orange County Great Park, a metropolitan public park that is under construction. Great Park Neighborhoods can include up to approximately 10,500 homesites and approximately 4.9 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The Great Park Venture sold the first homesites in April 2013 and as of March 31, 2025 had sold 9,008 homesites (including 853 affordable homesites).
During the three months ended March 31, 2025, the Great Park Venture made aggregate distributions of $300.9 million to holders of percentage interests, of which we received $112.9 million for our 37.5% percentage interest.

Land sales and related party land sales revenues. Land sales and related party land sales revenues increased to $285.4 million for the three months ended March 31, 2025, from $92.7 million for the three months ended March 31, 2024. The increase was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 325 homesites on 23.6 acres during the three months ended March 31, 2025, compared to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 82 homesites on 11.6 acres during the three months ended March 31, 2024. For the 2025 land sales, the base purchase price was $278.9 million, and 197 of the homesites were sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire the homesites in the future from the land bank entity. The base purchase price was $74.6 million for the 2024 land sales.
During the three months ended March 31, 2025 and 2024, revenues also included changes in estimates of variable consideration, including profit participation and price participation, from those amounts previously recorded by the Great Park Venture. During the three months ended March 31, 2025 and 2024, the Great Park Venture recognized $2.4 million and $17.6 million, respectively, in profit participation revenues. During the three months ended March 31, 2025, the Great Park Venture recognized additional estimated variable consideration of $4.0 million related to prior period land sales for future price participation payments expected to be received when homes are sold to homebuyers. The increase in estimated variable consideration reflects updated pricing and absorption assumptions used to calculate expected price participation payments.
Cost of land sales. Cost of land sales for the three months ended March 31, 2025 and 2024 were $70.2 million and $30.0 million, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. In September 2024, the development management agreement with the Great Park Venture was renewed by mutual agreement of the parties through December 31, 2026 (the “second renewal term”). In connection with the extension under the second renewal term, the annual fixed base fee was increased to $13.5 million beginning in 2025, which reflects an increase from the $12.0 million annual fixed base fee for 2024. The incentive compensation provisions of the development management agreement remain unchanged through the second renewal term. The increase in management services related party revenue was mainly attributable to the increase in the annual fixed base fee and an increase in variable incentive compensation revenue recognized during the three months ended March 31, 2025. For the three months ended March 31, 2025 and 2024, we recognized $9.2 million and $5.6 million, respectively, attributable to variable incentive compensation, mostly as a result of changes in estimates of the amount of variable incentive compensation we expect to receive.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses decreased by $0.8 million, or 21.4%, to $3.1 million for the three months ended March 31, 2025, from $3.9 million for the three months ended March 31, 2024. The decrease was mainly attributable to a decrease in intangible asset amortization expense recognized during the three months ended March 31, 2025.
Management fees—related party. Management fees decreased by $0.3 million to $7.9 million for the three months ended March 31, 2025, from $8.2 million for the three months ended March 31, 2024. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The decrease in management fees—related party was mainly attributable to changes in the estimate of the amount of incentive compensation fees probable of being paid that resulted in a cumulative adjustment recognized during the three months ended March 31, 2025 that was lower than the cumulative adjustment recognized during the three months ended March 31, 2024, partially offset by the increase in base development management fees that began in 2025.

The table below reconciles the Great Park segment results to the equity in earnings from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Segment profit from operations	$215,752	$57,846
Less net income of management company attributed to the Great Park segment	9,490	4,717
Net income of the Great Park Venture	206,262	53,129
The Company’s share of net income of the Great Park Venture	77,348	19,923
Basis difference amortization, net	(6,494)	(2,266)
Equity in earnings from the Great Park Venture	$70,854	$17,657

Liquidity and Capital Resources
As of March 31, 2025, we had $528.3 million of consolidated cash and cash equivalents, compared to $430.9 million at December 31, 2024. As of March 31, 2025, no funds had been drawn on and no letters of credit were outstanding on the operating company’s $125.0 million unsecured revolving credit facility.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. Pursuant to a reimbursement deferral agreement, principal and interest payments under our related party reimbursement obligation are deferred through April 30, 2025.
The development stages of our communities continue to require significant cash outlays on both a short-term and long-term basis, and we expect to invest significant amounts on continued horizontal development at Valencia over the next 12 months. We manage our development activities and expenditures to coincide with projected demand for our residential and commercial land with the objective of maintaining an appropriate level of liquidity. We expect to meet our cash requirements for at least the next 12 months with available cash, distributions from our unconsolidated entities, collection of management fees, including incentive compensation, under our development management agreement with the Great Park Venture, proceeds from land sales, reimbursements from public financing and access to financing sources, including our revolving credit facility.
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
We had outstanding performance bonds of $376.1 million as of March 31, 2025 predominantly related to our Valencia community.
At March 31, 2025, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.

Outstanding LOCs totaled $1.0 million at both March 31, 2025 and December 31, 2024. At both March 31, 2025 and December 31, 2024, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of March 31, 2025, no capacity under the revolving credit facility was used to support LOCs.
We are a party to a tax receivable agreement (“TRA”) with current and former holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of certain tax attributes. We expect the TRA payments to be substantial. However, the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company or Class A units of the San Francisco Venture, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax. As of March 31, 2025, there were no amounts expected to be payable in 2025 under the TRA. However, TRA payments associated with California state taxes may become payable between 2026 and 2028 as a result of the passage in June 2024 of California Senate Bill 167, which, in part, suspends the usage of California net operating loss deductions for tax years 2024 through 2026. The majority of TRA payments, however, are not expected to begin until after 2028.
Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating activities	$56,729	$(26,424)
Investing activities	42,501	6,247
Financing activities	(1,776)	(100,940)
Cash Flows from Operating Activities. Net cash provided by operating activities was $56.7 million for the three months ended March 31, 2025, compared to $26.4 million net cash used in operating activities for the three months ended March 31, 2024.
During the three months ended March 31, 2025, we received incentive compensation payments of $30.4 million under our development management agreement with the Great Park Venture. Additionally, we received total distributions of $112.9 million from the Great Park Venture, of which $70.9 million is reflected as a return on our investment (operating activity) in the statement of cash flows with the balance reflected as an investing activity.
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
Cash Flows from Investing Activities. Net cash provided by investing activities was $42.5 million for the three months ended March 31, 2025, compared to $6.2 million net cash provided by investing activities for the three months ended March 31, 2024.
During the three months ended March 31, 2025, we received total distributions of $112.9 million from the Great Park Venture, of which $42.0 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity. During the three months ended March 31, 2024, we received total distributions of $23.9 million from the Great Park Venture, of which $6.2 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity.
Cash Flows from Financing Activities. Net cash used in financing activities was $1.8 million for the three months ended March 31, 2025, compared to $100.9 million net cash used in financing activities for the three months ended March 31, 2024.
During the three months ended March 31, 2025 and 2024, we used $1.8 million and $0.8 million, respectively, to net settle share-based compensation awards with employees for tax withholding purposes. We also repaid $100.0 million of our existing 7.875% senior notes due November 2025 in connection with our exchange transaction during the three months ended March 31, 2024.

Changes in Capital Structure
During the three months ended March 31, 2025, our 62.8% ownership percentage in the operating company increased slightly primarily due to our issuance of shared-based compensation in the form of 0.1 million restricted Class A common shares and 0.7 million restricted share units that were settled for Class A common shares, partially offset by our reacquisition of approximately 0.3 million restricted Class A common shares from employees for income tax withholding purposes upon vesting. The issuances and settlements resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Class A units of the operating company:
Held by us	69,858,638	69,369,234
Held by noncontrolling interest members	41,363,271	41,363,271
	111,221,909	110,732,505
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	149,092,182	148,602,778
At March 31, 2025, we had 79,233,544 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed at our election for our Class A common shares or cash.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2025 as compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
As of March 31, 2025, we had outstanding consolidated net indebtedness of $526.6 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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
ITEM 1A.     Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and results of operations. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.
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

Date: April 24, 2025