Form 10-Q
period 2025-06-30
Five Point Holdings, LLC
filed 2025-07-25
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 18, 2025, 69,861,335 Class A common shares and 79,233,544 Class B common shares were outstanding.

FIVE POINT HOLDINGS, LLC

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. This report may contain forward-looking statements regarding: our expectations of our future revenues, costs and financial performance; the impact of inflation and interest rates; future demographics and market conditions, including housing supply levels, in the areas where our communities are located; the outcome of pending litigation and its effect on our operations; the timing of our development activities; the timing of future real estate purchases or sales, including anticipated deliveries of homesites and anticipated amenities in our communities; and the timing and expected benefits of planned and potential transactions and acquisitions.
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
•our ability to successfully execute planned and potential transactions, including acquisitions of assets or other interests, and the potential failure to realize the expected benefits of such transactions in the expected timeframes or at all;
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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
INVENTORIES	$2,400,597	$2,298,080
INVESTMENT IN UNCONSOLIDATED ENTITIES	160,423	185,324
PROPERTIES AND EQUIPMENT, NET	29,351	29,487
INTANGIBLE ASSET, NET—RELATED PARTY	7,330	9,037
CASH AND CASH EQUIVALENTS	456,640	430,875
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	992	992
RELATED PARTY ASSETS	83,473	101,670
OTHER ASSETS	20,011	20,952
TOTAL	$3,158,817	$3,076,417

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$527,462	$525,737
Accounts payable and other liabilities	100,300	100,292
Related party liabilities	64,512	63,297
Deferred income tax liability, net	42,562	33,570
Payable pursuant to tax receivable agreement	173,849	173,424
Total liabilities	908,685	896,320

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
REDEEMABLE NONCONTROLLING INTEREST	25,000	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: June 30, 2025—69,861,335 shares; December 31, 2024—69,369,234 shares
Class B common shares; No par value; Issued and outstanding: June 30, 2025—79,233,544 shares; December 31, 2024—79,233,544 shares
Contributed capital	597,170	593,827
Retained earnings	183,681	157,077
Accumulated other comprehensive loss	(1,459)	(1,468)
Total members’ capital	779,392	749,436
Noncontrolling interests	1,445,740	1,405,661
Total capital	2,225,132	2,155,097
TOTAL	$3,158,817	$3,076,417

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Land sales	$(16)	$307	$82	$842
Land sales—related party	—	3	—	—
Management services—related party	6,959	50,279	19,510	59,005
Operating properties	530	603	1,038	1,280
Total revenues	7,473	51,192	20,630	61,127
COSTS AND EXPENSES:
Land sales	—	—	—	—
Management services	2,330	11,315	5,391	15,211
Operating properties	1,773	1,878	3,260	2,868
Selling, general, and administrative	15,586	12,186	30,351	25,102
Total costs and expenses	19,689	25,379	39,002	43,181
OTHER INCOME (EXPENSE):
Interest income	4,967	2,755	9,017	5,980
Miscellaneous	21	26	796	(5,881)
Total other income	4,988	2,781	9,813	99
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	17,145	15,498	88,584	33,084
INCOME BEFORE INCOME TAX PROVISION	9,917	44,092	80,025	51,129
INCOME TAX PROVISION	(1,341)	(5,865)	(10,863)	(6,819)
NET INCOME	8,576	38,227	69,162	44,310
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,256	23,505	42,558	27,262
NET INCOME ATTRIBUTABLE TO THE COMPANY	$3,320	$14,722	$26,604	$17,048

NET INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$0.05	$0.21	$0.38	$0.25
Diluted	$0.05	$0.21	$0.36	$0.24
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	69,763,845	69,239,296	69,639,492	69,148,940
Diluted	148,724,073	145,936,206	148,743,245	145,906,521
NET INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,233,544	79,233,544	79,233,544

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME	$8,576	$38,227	$69,162	$44,310
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net income	12	13	25	27
Other comprehensive income before taxes	12	13	25	27
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	(3)	(2)	(4)	(4)
OTHER COMPREHENSIVE INCOME—Net of tax	9	11	21	23
COMPREHENSIVE INCOME	8,585	38,238	69,183	44,333
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,260	23,510	42,567	27,272
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$3,325	$14,728	$26,616	$17,061

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - March 31, 2025	69,858,638	79,233,544	$595,437	$180,361	$(1,464)	$774,334	$1,440,494	$2,214,828
Net income	—	—	—	3,320	—	3,320	5,256	8,576
Share-based compensation	—	—	1,719	—	—	1,719	—	1,719
Issuance of share-based compensation awards	2,697	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $3	—	—	—	—	5	5	4	9
Adjustment of noncontrolling interest in the Operating Company	—	—	14	—	—	14	(14)	—
BALANCE - June 30, 2025	69,861,335	79,233,544	$597,170	$183,681	$(1,459)	$779,392	$1,445,740	$2,225,132

BALANCE - March 31, 2024	69,358,504	79,233,544	$592,227	$91,106	$(2,327)	$681,006	$1,307,099	$1,988,105
Net income	—	—	—	14,722	—	14,722	23,505	38,227
Share-based compensation	—	—	984	—	—	984	—	984
Other comprehensive income—net of tax of $2	—	—	—	—	6	6	5	11
BALANCE - June 30, 2024	69,358,504	79,233,544	$593,211	$105,828	$(2,321)	$696,718	$1,330,609	$2,027,327

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2024	69,369,234	79,233,544	$593,827	$157,077	$(1,468)	$749,436	$1,405,661	$2,155,097
Net income	—	—	—	26,604	—	26,604	42,558	69,162
Share-based compensation	—	—	2,934	—	—	2,934	—	2,934
Reacquisition of share-based compensation awards for tax-withholding purposes	(329,840)	—	(1,776)	—	—	(1,776)	—	(1,776)
Issuance of share-based compensation awards	129,085	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	692,856	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $4	—	—	—	—	12	12	9	21
Adjustment to liability recognized under tax receivable agreement—net of tax of $119	—	—	(306)	—	—	(306)	—	(306)
Adjustment of noncontrolling interest in the Operating Company	—	—	2,491	—	(3)	2,488	(2,488)	—
BALANCE - June 30, 2025	69,861,335	79,233,544	$597,170	$183,681	$(1,459)	$779,392	$1,445,740	$2,225,132

BALANCE - December 31, 2023	69,199,938	79,233,544	$591,606	$88,780	$(2,332)	$678,054	$1,304,050	$1,982,104
Net income	—	—	—	17,048	—	17,048	27,262	44,310
Share-based compensation	—	—	1,816	—	—	1,816	—	1,816
Reacquisition of share-based compensation awards for tax-withholding purposes	(282,883)	—	(823)	—	—	(823)	—	(823)
Issuance of share-based compensation awards	158,940	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	282,509	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $4	—	—	—	—	13	13	10	23
Adjustment to liability recognized under tax receivable agreement—net of tax of $40	—	—	(103)	—	—	(103)	—	(103)
Adjustment of noncontrolling interest in the Operating Company	—	—	715	—	(2)	713	(713)	—
BALANCE - June 30, 2024	69,358,504	79,233,544	$593,211	$105,828	$(2,321)	$696,718	$1,330,609	$2,027,327
See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,162	$44,310
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings from unconsolidated entities	(88,584)	(33,084)
Return on investment from Great Park Venture	70,854	33,130
Return on investment from Valencia Landbank Venture	69	—
Deferred income taxes	9,107	5,886
Depreciation and amortization	3,275	13,102
Share-based compensation	2,934	1,816
Changes in operating assets and liabilities:
Inventories	(100,602)	(76,673)
Related party assets	18,197	(37,813)
Other assets	(583)	1,809
Accounts payable and other liabilities	54	1,759
Related party liabilities	1,215	(3,901)
Net cash used in operating activities	(14,902)	(49,659)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	41,998	14,176
Return of investment from Valencia Landbank Venture	543	800
Purchase of properties and equipment	(98)	(454)
Net cash provided by investing activities	42,443	14,522
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	—	(454)
Reacquisition of share-based compensation awards for tax-withholding purposes	(1,776)	(823)
Repayments of notes payable	—	(100,000)
Net cash used in financing activities	(1,776)	(101,277)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	25,765	(136,414)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	431,867	354,793
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$457,632	$218,379
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
The Company has an entity structure in which the Company’s two largest equity owners, Lennar Corporation (“Lennar”) and GFFP Holdings, LLC (“GFFP”), and the Company’s founder and Chairman Emeritus, Emile Haddad, separately hold, in addition to interests in the Company’s common shares, equity interests in either or both the Operating Company or the San Francisco Venture that can be exchanged for, at the Company’s option, either the Company’s Class A common shares or cash. The diagram below presents a simplified depiction of the Company’s organizational structure as of June 30, 2025:

Five Point Holdings, LLC
Lennar, GFFP and Emile Haddad
Limited Partner
Five Point Opco GP, LLC
Managing General Partner
Five Point Operating Company, LP (1)
Manager 100% Class B (2)
100% (3)
Administrative Member 37.5% (4)
Manager 75% (5)
San Francisco Venture
FPL
Great Park Venture
Gateway Commercial Venture
Candlestick and The San Francisco Shipyard
Valencia
Great Park Neighborhoods

(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of June 30, 2025, the Company owned approximately 62.8% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Until Class A Common Units of the Operating Company are exchanged or redeemed, the capital associated with Class A Common Units of the Operating Company not held by the Holding Company is presented within “noncontrolling interests” on the Company’s condensed consolidated balance sheet. Assuming the exchange of all outstanding Class A Common Units of the Operating Company and all outstanding Class A units of the San Francisco Venture (see (2)

below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on July 18, 2025 ($5.99), the equity market capitalization of the Company was approximately $893.2 million.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results and cash flows that may be expected for the full year.
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

Miscellaneous other income (expense)—Miscellaneous other income (expense) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net periodic pension benefit	$21	$23	$42	$47
Other(1)	—	3	754	(5,928)
Total miscellaneous other income (expense)	$21	$26	$796	$(5,881)
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

3.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (in thousands):

	Three Months Ended June 30, 2025					Six Months Ended June 30, 2025
	Valencia	San Francisco	Great Park(1)	Unallocated	Total	Valencia	San Francisco	Great Park(1)	Unallocated	Total
Land sales and land sales—related party	$(16)	$—	$—	$—	$(16)	$82	$—	$—	$—	$82
Management services—related party	—	—	6,959	—	6,959	—	—	19,510	—	19,510
Operating properties	101	—	—	—	101	186	—	—	—	186
	85	—	6,959	—	7,044	268	—	19,510	—	19,778
Operating properties leasing revenues	257	172	—	—	429	506	346	—	—	852
	$342	$172	$6,959	$—	$7,473	$774	$346	$19,510	$—	$20,630

	Three Months Ended June 30, 2024					Six Months Ended June 30, 2024
	Valencia	San Francisco	Great Park(1)	Unallocated	Total	Valencia	San Francisco	Great Park(1)	Unallocated	Total
Land sales and land sales—related party	$310	$—	$—	$—	$310	$842	$—	$—	$—	$842
Management services—related party	—	—	50,151	128	50,279	—	—	58,764	241	59,005
Operating properties	168	—	—	—	168	243	—	—	—	243
	478	—	50,151	128	50,757	1,085	—	58,764	241	60,090
Operating properties leasing revenues	267	168	—	—	435	701	336	—	—	1,037
	$745	$168	$50,151	$128	$51,192	$1,786	$336	$58,764	$241	$61,127
(1) The tables above do not include revenues of the Great Park Venture, which are included in the Company’s reporting segment totals (see Notes 4 and 13).
The opening and closing balances of the Company’s contract assets for the six months ended June 30, 2025 were $101.8 million ($100.8 million related party, see Note 8) and $83.4 million ($82.6 million related party, see Note 8), respectively. The net decrease of $18.4 million for the six months ended June 30, 2025 between the opening and closing balances of the Company’s contract assets primarily resulted from the receipt of $30.4 million in incentive compensation payments from the Great Park Venture and the receipt of marketing fees from homebuilders from prior period land sales partially offset by additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the Company’s amended and restated development management agreement (“A&R DMA”) with the Great Park Venture (see Note 8).
The opening and closing balances of the Company’s contract assets for the six months ended June 30, 2024 were $72.1 million ($69.1 million related party, see Note 8) and $108.8 million ($106.9 million related party, see Note 8), respectively. The net increase of $36.7 million for the six months ended June 30, 2024 between the opening and closing balances of the Company’s contract assets primarily resulted from additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the Company’s A&R DMA with the Great Park Venture (see Note 8) partially offset by the receipt of marketing fees from homebuilders from prior period land sales and the receipt of $14.3 million in incentive compensation payments from the Great Park Venture.
The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the six months ended June 30, 2025 and 2024 were insignificant.

4.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of June 30, 2025. During the six months ended June 30, 2025 and 2024, the Great Park Venture made aggregate distributions of $300.9 million and $126.2 million, respectively, to holders of Percentage Interests, of which the Company received $112.9 million and $47.3 million, respectively, for its 37.5% Percentage Interest.
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
During the six months ended June 30, 2025, the Great Park Venture recognized no land sale revenues to related parties of the Company and $357.6 million in land sale revenues to third parties, of which $138.4 million relates to homesites sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire these homesites in the future from the land bank entity.
During the six months ended June 30, 2024, the Great Park Venture recognized $16.6 million in land sale revenues to related parties of the Company and $215.5 million in land sale revenues to third parties.
The following table summarizes the statements of operations of the Great Park Venture for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Land sale and related party land sale revenues	$357,645	$232,081
Cost of land sales	(86,238)	(58,974)
Other costs and expenses	(16,750)	(75,046)
Net income of Great Park Venture	$254,657	$98,061
The Company’s share of net income	$95,496	$36,773
Basis difference amortization, net	(7,950)	(3,643)
Equity in earnings from Great Park Venture	$87,546	$33,130

The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Inventories	$225,062	$274,738
Cash and cash equivalents	168,165	118,256
Contract assets, receivables and other assets, net	70,067	169,604
Total assets	$463,294	$562,598
Accounts payable and other liabilities	$229,255	$282,277
Capital (Percentage Interest)	234,039	280,321
Total liabilities and capital	$463,294	$562,598
The Company’s share of capital in Great Park Venture	$87,765	$105,121
Unamortized basis difference	38,576	46,526
The Company’s investment in the Great Park Venture	$126,341	$151,647
Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of June 30, 2025. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs.
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
The Company and a subsidiary of Lennar separately leased portions of the building that were under the ownership of the Gateway Commercial Venture, and during the six months ended June 30, 2024, the Gateway Commercial Venture recognized $4.8 million in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Rental revenues	$—	$4,773
Rental operating and other expenses	(288)	(1,787)
Depreciation and amortization	—	(2,008)
Interest income	1,104	—
Interest expense	—	(1,384)
Net income (loss) of Gateway Commercial Venture	$816	$(406)
Equity in earnings (loss) from Gateway Commercial Venture	$613	$(305)

The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Cash	$1,169	$257
Note receivable and other assets	43,681	43,667
Total assets	$44,850	$43,924
Other liabilities	$110	$—
Members’ capital	44,740	43,924
Total liabilities and capital	$44,850	$43,924
The Company’s investment in the Gateway Commercial Venture	$33,556	$32,943
Valencia Landbank Venture
As of June 30, 2025, the Company owned a 10% interest in the Valencia Landbank Venture, an entity organized in December 2020 for the purpose of taking assignment from homebuilders of purchase and sale agreements for the purchase of residential lots within the Valencia community. The Valencia Landbank Venture concurrently enters into option and development agreements with homebuilders pursuant to which the homebuilders retain the option to purchase the land to construct and sell homes. The Company does not have a controlling financial interest in the Valencia Landbank Venture, however, the Company has the ability to significantly influence the Valencia Landbank Venture’s operating and financial policies, and most major decisions require the Company’s approval in addition to the approval of the Valencia Landbank Venture’s other unaffiliated member, and therefore the Company accounts for its investment in the Valencia Landbank Venture using the equity method.
At June 30, 2025 and December 31, 2024, the Company’s investment in the Valencia Landbank Venture was $0.5 million and $0.7 million, respectively, and the Company recognized $0.4 million and $0.3 million in equity in earnings for the six months ended June 30, 2025 and 2024, respectively.
5.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at June 30, 2025, the Holding Company and its wholly owned subsidiary owned approximately 62.8% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.2% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar, GFFP, which in October 2024 acquired all of the interests previously owned by affiliates of Castlelake, L.P. (“Castlelake”), and an entity controlled by Emile Haddad, the Company’s Chairman Emeritus of the Board of Directors (the “Management Partner”).
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
During the six months ended June 30, 2025 and 2024, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.

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
There were no tax distributions to the partners of the Operating Company for the three and six months ended June 30, 2025 or 2024.
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
Redeemable Noncontrolling Interest
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos community facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At each of June 30, 2025 and December 31, 2024, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interest on the condensed consolidated balance sheets.
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
As of June 30, 2025, the San Francisco Venture had total combined assets of $1.46 billion, primarily comprised of $1.45 billion of inventories and $0.9 million in related party assets, and total combined liabilities of $74.5 million, including $63.4 million in related party liabilities.
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
As of June 30, 2025, FP LP and FPL had combined assets of $1.1 billion, primarily comprised of $946.5 million of inventories, $7.3 million of intangibles and $82.6 million in related party assets, and total combined liabilities of $62.7 million, including $61.9 million in accounts payable and other liabilities and $0.8 million in related party liabilities.
As of December 31, 2024, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $876.2 million of inventories, $9.0 million of intangibles and $100.8 million in related party assets, and total combined liabilities of $62.0 million, including $61.1 million in accounts payable and other liabilities and $0.8 million in related party liabilities.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the six months ended June 30, 2025 and 2024, there were no VIEs that were deconsolidated.
7.    INTANGIBLE ASSET, NET—RELATED PARTY
The intangible asset relates to the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture. The intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received.

The carrying amount and accumulated amortization of the intangible asset as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Gross carrying amount	$129,705	$129,705
Accumulated amortization	(122,375)	(120,668)
Net book value	$7,330	$9,037
Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $0.5 million and $1.7 million for the three and six months ended June 30, 2025, respectively, and $9.5 million and $11.5 million for the three and six months ended June 30, 2024, respectively. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Great Park segment.
8.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Related Party Assets:
Contract assets (see Note 3)	$82,603	$100,793
Other	870	877
	$83,473	$101,670
Related Party Liabilities:
Reimbursement obligation	$63,397	$62,057
Accrued advisory fees	—	125
Other	1,115	1,115
	$64,512	$63,297
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
During the six months ended June 30, 2025 and 2024, the Great Park Venture made incentive compensation payments of $30.4 million and $12.8 million, respectively, to the Company. Additionally, during the six months ended June 30, 2024 the Company received $1.5 million in incentive compensation payments attributed to Legacy Interests which were distributed to the holders of the Management Company’s Class B interests. As of December 31, 2024, the holders of the Management Company’s Class B interests had no further distribution rights.
At June 30, 2025 and December 31, 2024, included in contract assets in the table above is $81.5 million and $99.2 million, respectively, attributed to incentive compensation revenue recognized but not yet due (see Note 3). Management fee revenues under the A&R DMA are included in management services—related party in the accompanying condensed consolidated statements of operations and are included in the Great Park segment. Management fee revenues under the A&R DMA were $7.0 million and $19.5 million for the three and six months ended June 30, 2025, respectively, and $50.2 million and $58.8 million for the three and six months ended June 30, 2024, respectively.

9.    NOTES PAYABLE, NET
At June 30, 2025 and December 31, 2024, notes payable, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
10.500% initial rate New Senior Notes due 2028	$523,494	$523,494
7.875% Senior Notes due 2025	1,500	1,500
Unamortized premium	4,054	2,591
Unamortized debt issuance costs	(1,586)	(1,848)
	$527,462	$525,737
Senior Notes
After completing an exchange offer in January 2024, the Operating Company and Five Point Capital Corp., a direct wholly owned subsidiary of the Operating Company (the “Co-Issuer” and, together with the Operating Company, the “Issuers”), had two tranches of unsecured senior notes outstanding at June 30, 2025, which include the 10.500% initial rate senior notes due January 2028 (“New Senior Notes”) and the unexchanged portion of the 7.875% senior notes due November 2025 (the “Senior Notes due 2025”).
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
Revolving Credit Facility
The Operating Company has a $125.0 million unsecured revolving credit facility, with $100.0 million of the commitments under the revolving credit facility maturing in July 2027 and the remaining $25.0 million commitment maturing in April 2026. Any borrowings under the revolving credit agreement will bear interest at CME Term Secured Overnight Financing Rate 1 Month increased by 0.10% plus a margin of either 2.25% or 2.50% based on the Company’s leverage ratio. The revolving credit facility includes an accordion feature that allows the Operating Company to increase the maximum aggregate commitments up to $150.0 million, subject to certain conditions, including the receipt of commitments from the lenders. As of June 30, 2025, no borrowings or letters of credit were outstanding on the Operating Company’s revolving credit facility.
10.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At June 30, 2025 and December 31, 2024, the Company’s condensed consolidated balance sheets included liabilities of $173.8 million and $173.4 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. No TRA payments were made during the six months ended June 30, 2025 or 2024.
11.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business. The operations of the Company are conducted through the Operating Company and its subsidiaries, and in some cases, the Holding Company will guarantee the payment by or performance of the Operating Company or its subsidiaries. The Company has operating leases for its corporate office and other facilities and the Holding Company is a guarantor to some of these lease agreements. Operating lease right-of-use assets are included in other assets and operating lease liabilities are included in accounts payable and other liabilities on the condensed consolidated balance sheets and were as follows as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$11,554	$12,973
Operating lease liabilities	$9,889	$10,980
In addition to operating lease payment guarantees, the Holding Company had other contractual payment guarantees as of June 30, 2025 totaling $6.4 million.

Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain of the Company’s development obligations. The Company had outstanding performance bonds of $390.8 million and $375.8 million as of June 30, 2025 and December 31, 2024, respectively.
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
At each of June 30, 2025 and December 31, 2024, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Hearthstone Residential Holdings, LLC, Contribution and Purchase Agreement
In June 2025, the Company entered into a definitive agreement to acquire a controlling interest in a newly formed entity, Hearthstone Residential Holdings, LLC (the “Hearthstone Venture”), that will include substantially all of the assets associated with the residential asset and investment management business of Hearthstone, Inc., a provider of capital solutions to the U.S. homebuilding industry. At closing, the Company will purchase 75% of the Hearthstone Venture's Class A Units for an aggregate purchase price of $56.25 million (subject to certain customary adjustments), payable in cash and, at the Company’s election, up to $3.0 million worth of the Company’s Class A common shares. The acquisition is subject to customary closing conditions.
Letters of Credit
At each of June 30, 2025 and December 31, 2024, the Company had outstanding letters of credit totaling $1.0 million. These letters of credit were issued to secure various development and financial obligations. At each of June 30, 2025 and December 31, 2024, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under certain of the letters of credit agreements.
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

12.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$27,543	$26,549
Cash paid for income taxes	$3,873	$—
Noncash lease expense	$1,419	$1,383

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to liability recognized under TRA	$425	$143
Senior Notes due 2025 exchanged for New Senior Notes due 2028 (see Note 9)	$—	$523,500
Noncash lease expense is included within the depreciation and amortization adjustment to net income on the Company’s condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$456,640	$217,387
Restricted cash and certificates of deposit	992	992
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$457,632	$218,379
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
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of June 30, 2025, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers and management services provided by the Company to the Great Park Venture.

Segment operating results and reconciliations to the Company’s consolidated balances for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30, 2025
	Valencia	San Francisco	Great Park	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$342	$172	$79,201	$79,715	$(72,242)	$—	$—	$7,473
Less:
Cost of land sales	—	—	16,022	16,022	(16,022)	—	—	—
Management services	—	—	2,330	2,330	—	—	—	2,330
Selling, general, and administrative	3,103	1,215	1,781	6,099	(1,781)	—	11,268	15,586
Management fees-related party	—	—	7,753	7,753	(7,753)	—	—	—
Other segment items(3)	1,541	(2)	(1,709)	(170)	1,709	(16,692)	(3,866)	(19,019)
Segment profit (loss) / Net income (loss)	(4,302)	(1,041)	53,024	47,681	(48,395)	16,692	(7,402)	8,576
Other segment disclosures:
Depreciation and amortization	12	—	475	487	—	—	61	548
Interest income	—	2	1,709	1,711	(1,709)	—	4,965	4,967
Expenditures for long-lived assets, net(4)	38,425	12,374	818	51,617	(818)	—	—	50,799
(1) Represents the removal of the Great Park Venture operating results, which are included in the Great Park segment operating results at 100% of its historical basis, but are not included in the Company’s consolidated results as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (See Note 4), the Company’s commercial segment is no longer operating. The Company has reported the equity in earnings from the Company’s investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax provision of $1.3 million, and equity in earnings from the Gateway Commercial Venture.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs and equity in earnings from the Valencia Landbank Venture.
• San Francisco—interest income.
• Great Park—interest income.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the three months ended June 30, 2025, Valencia’s net expenditures include $1.2 million and Great Park Venture’s net expenditures include $21.6 million in inventory cost reimbursements and recoveries received.

	Three Months Ended June 30, 2024
	Valencia	San Francisco	Great Park	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$745	$168	$189,523	$190,436	$(139,372)	$—	$128	$51,192
Less:
Cost of land sales	—	—	29,016	29,016	(29,016)	—	—	—
Management services	—	—	11,315	11,315	—	—	—	11,315
Selling, general, and administrative	2,515	1,294	2,625	6,434	(2,625)	—	8,377	12,186
Management fees-related party	—	—	64,470	64,470	(64,470)	—	—	—
Other segment items(3)	1,612	(17)	(1,671)	(76)	1,671	(15,473)	3,342	(10,536)
Segment profit (loss) / Net income (loss)	(3,382)	(1,109)	83,768	79,277	(44,932)	15,473	(11,591)	38,227
Other segment disclosures:
Depreciation and amortization	—	—	9,462	9,462	—	—	71	9,533
Interest income	—	17	1,671	1,688	(1,671)	—	2,738	2,755
Expenditures for long-lived assets, net(4)	27,856	14,701	(40,067)	2,490	40,067	—	—	42,557
(1) Represents the removal of the Great Park Venture operating results, which are included in the Great Park segment operating results at 100% of its historical basis, but are not included in the Company’s consolidated results as the Company accounts for its investment in the venture using the equity method of accounting.
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
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax provision of $5.9 million and equity in loss from the Gateway Commercial Venture.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs and equity in earnings from the Valencia Landbank Venture.
• San Francisco—interest income.
• Great Park—interest income.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the three months ended June 30, 2024, Valencia’s net expenditures include $0.1 million and Great Park Venture’s net expenditures include $134.0 million in inventory cost reimbursements and recoveries received.

	Six Months Ended June 30, 2025
	Valencia	San Francisco	Great Park	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$774	$346	$377,155	$378,275	$(357,645)	$—	$—	$20,630
Less:
Cost of land sales	—	—	86,238	86,238	(86,238)	—	—	—
Management services	—	—	5,391	5,391	—	—	—	5,391
Selling, general, and administrative	6,399	2,378	4,541	13,318	(4,541)	—	21,574	30,351
Management fees-related party	—	—	15,611	15,611	(15,611)	—	—	—
Other segment items(3)	2,039	(17)	(3,402)	(1,380)	3,402	(87,546)	1,250	(84,274)
Segment profit (loss) / Net income (loss)	(7,664)	(2,015)	268,776	259,097	(254,657)	87,546	(22,824)	69,162
Other segment disclosures:
Depreciation and amortization	25	—	1,707	1,732	—	—	124	1,856
Interest income	—	17	3,402	3,419	(3,402)	—	9,000	9,017
Expenditures for long-lived assets(4)	70,392	32,223	35,963	138,578	(35,963)	—	—	102,615
(1) Represents the removal of the Great Park Venture operating results, which are included in the Great Park segment operating results at 100% of its historical basis, but are not included in the Company’s consolidated results as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (See Note 4), the Company’s commercial segment is no longer operating. The Company has reported the equity in earnings from the Company’s investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax provision of $10.9 million and equity in earnings from the Gateway Commercial Venture.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs, miscellaneous other income and equity in earnings from the Valencia Landbank Venture.
• San Francisco—interest income.
• Great Park—interest income.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the six months ended June 30, 2025, Valencia’s net expenditures include $1.8 million, San Francisco’s net expenditures include $0.6 million and Great Park Venture’s net expenditures include $29.0 million in inventory cost reimbursements and recoveries received.

	Six Months Ended June 30, 2024
	Valencia	San Francisco	Great Park	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$1,786	$336	$290,845	$292,967	$(232,081)	$—	$241	$61,127
Less:
Cost of land sales	—	—	58,974	58,974	(58,974)	—	—	—
Management services	—	—	15,211	15,211	—	—	—	15,211
Selling, general, and administrative	5,709	2,429	5,564	13,702	(5,564)	—	16,964	25,102
Management fees-related party	—	—	72,632	72,632	(72,632)	—	—	—
Other segment items(3)	2,562	(32)	(3,150)	(620)	3,150	(33,130)	7,104	(23,496)
Segment profit (loss) / Net income (loss)	(6,485)	(2,061)	141,614	133,068	(98,061)	33,130	(23,827)	44,310
Other segment disclosures:
Depreciation and amortization	—	—	11,542	11,542	—	—	171	11,713
Interest income	—	32	3,150	3,182	(3,150)	—	5,948	5,980
Expenditures for long-lived assets(4)	49,709	29,531	(28,201)	51,039	28,201	—	—	79,240
(1) Represents the removal of the Great Park Venture operating results, which are included in the Great Park segment operating results at 100% of its historical basis, but are not included in the Company’s consolidated results as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (See Note 4), the Company’s commercial segment is no longer operating. The Company has recast the segment presentation for the comparative prior period to report the equity in earnings from the Company’s investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax provision of $6.8 million, Senior Notes exchange costs and equity in loss from the Gateway Commercial Venture.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs and equity in earnings from the Valencia Landbank Venture.
• San Francisco—interest income.
• Great Park—interest income.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the six months ended June 30, 2024, Valencia’s net expenditures include $0.2 million, San Francisco’s net expenditures include $0.6 million and Great Park Venture’s net expenditures include $142.2 million in inventory cost reimbursements and recoveries received.

Segment assets and reconciliations to the Company’s consolidated balances at June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025		December 31, 2024
	Segment assets	Inventory assets	Segment assets	Inventory assets
Valencia	$982,694	$946,466	$914,583	$876,172
San Francisco	1,455,327	1,454,131	1,424,819	1,421,908
Great Park	552,261	225,062	670,906	274,738
Total reportable segments	2,990,282	2,625,659	3,010,308	2,572,818
Removal of Great Park Venture(1)	(463,294)	(225,062)	(562,598)	(274,738)
Add investment in Great Park Venture	126,341	—	151,647	—
Corporate and unallocated(2)	505,488	—	477,060	—
Total Consolidated	$3,158,817	$2,400,597	$3,076,417	$2,298,080
(1) Represents the removal of the Great Park Venture balances, which are included in the Great Park segment balances at 100% of its historical basis, but are not included in the Company’s balances as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (See Note 4), the Company’s commercial segment is no longer operating. The Company has recast the segment presentation for the comparative prior period to report the Company’s investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) Corporate and unallocated assets consist of cash and cash equivalents, investment in the Gateway Commercial Venture, leasehold improvements, ROU assets, prepaid expenses and deferred financing costs.
14.     SHARE-BASED COMPENSATION
The following table summarizes share-based equity compensation activity for the six months ended June 30, 2025:

	Share-Based Awards (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2025	6,403	$2.00
Granted	2,186	$3.59
Forfeited	—	$—
Vested	(757)	$2.98
Nonvested at June 30, 2025	7,832	$2.35
Share-based compensation expense was $1.7 million and $2.9 million for the three and six months ended June 30, 2025, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2024, respectively. Share-based compensation expense is included in selling, general, and administrative expenses on the accompanying condensed consolidated statements of operations.
The estimated fair value at vesting of share-based awards that vested during the six months ended June 30, 2025 was $4.0 million. During the six months ended June 30, 2025 and 2024, the Company reacquired vested restricted Class A common shares for $1.8 million and $0.8 million, respectively, for the purpose of settling tax withholding obligations of employees. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.
15.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.

The components of net periodic benefit for the three and six months ended June 30, 2025 and 2024, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net periodic benefit:
Interest cost	$168	$193	$336	$384
Expected return on plan assets	(201)	(229)	(403)	(458)
Amortization of net actuarial loss	12	13	25	27
Net periodic benefit	$(21)	$(23)	$(42)	$(47)
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
During the three and six months ended June 30, 2025, the Company recorded a $1.3 million and $10.9 million provision for income taxes, respectively, on pre-tax income of $9.9 million and $80.0 million, respectively. In the three and six months ended June 30, 2024, the Company recorded a $5.9 million and $6.8 million provision for income taxes, respectively, on pre-tax income of $44.1 million and $51.1 million, respectively.
The effective tax rates for both the six months ended June 30, 2025 and 2024 differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the disallowance of executive compensation expenses not deductible for tax and the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which includes a broad range of tax reform provisions affecting businesses. The Company will continue to assess the impact of the legislation, however, the Company currently does not expect a material impact on its condensed consolidated financial statements as a result of the legislation.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both June 30, 2025 and December 31, 2024.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At June 30, 2025, the estimated fair value of notes payable, net was $534.8 million, compared to a carrying value of $527.5 million. At December 31, 2024, the estimated fair value of notes payable, net was $534.8 million, compared to a carrying value of $525.7 million. During the three and six months ended June 30, 2025 and 2024, the Company had no assets that were measured at fair value on a nonrecurring basis.

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
No distributions on common shares were declared for the three and six months ended June 30, 2025 or 2024.
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

The following table summarizes the basic and diluted earnings per share calculations for the three and six months ended June 30, 2025 and 2024 (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to the Company	$3,320	$14,722	$26,604	$17,048
Adjustments to net income attributable to the Company	2	—	19	(9)
Net income attributable to common shareholders	$3,322	$14,722	$26,623	$17,039
Numerator—basic common shares:
Net income attributable to common shareholders	$3,322	$14,722	$26,623	$17,039
Less: net income allocated to participating securities	5	25	23	26
Allocation of basic net income among common shareholders	$3,317	$14,697	$26,600	$17,013
Numerator for basic net income available to Class A common shareholders	$3,316	$14,692	$26,591	$17,007
Numerator for basic net income available to Class B common shareholders	$1	$5	$9	$6
Numerator—diluted common shares:
Net income attributable to common shareholders	$3,322	$14,722	$26,623	$17,039
Reallocation of income from dilutive potential securities	3,438	15,992	27,529	18,512
Less: net income allocated to participating securities	4	25	22	26
Allocation of diluted net income among common shareholders	$6,756	$30,689	$54,130	$35,525
Numerator for diluted net income available to Class A common shareholders	$6,755	$30,684	$54,121	$35,519
Numerator for diluted net income available to Class B common shareholders	$1	$5	$9	$6
Denominator:
Basic weighted average Class A common shares outstanding	69,763,845	69,239,296	69,639,492	69,148,940
Diluted weighted average Class A common shares outstanding	148,724,073	145,936,206	148,743,245	145,906,521
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,233,544	79,233,544	79,233,544
Basic earnings per share:
Class A common shares	$0.05	$0.21	$0.38	$0.25
Class B common shares	$0.00	$0.00	$0.00	$0.00
Diluted earnings per share:
Class A common shares	$0.05	$0.21	$0.36	$0.24
Class B common shares	$0.00	$0.00	$0.00	$0.00

Anti-dilutive potential RSUs	—	—	—	—
Anti-dilutive potential Performance RSUs	3,877,314	4,509,646	3,877,314	4,509,646
Anti-dilutive potential Restricted Shares (weighted average)	—	—	—	—
Anti-dilutive potential Class A common shares from exchanges (weighted average)	3,137,134	3,137,134	3,137,134	3,137,134
19.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $1.5 million and $1.5 million at June 30, 2025 and December 31, 2024, respectively, net of tax benefits of $0.3 million and $0.3 million, respectively. Accumulated other comprehensive loss of $0.7 million and $0.8 million is included in noncontrolling interests at June 30, 2025 and December 31, 2024, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net income attributable to the Company related to amortization of net actuarial losses were approximately $12,000 and $13,000, net of taxes, for the six months ended June 30, 2025 and 2024, respectively, and are included in miscellaneous other income (expense) in the accompanying condensed consolidated statements of operations.

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
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of June 30, 2025, approximately 62.8% of the operating company. The operating company directly or indirectly owns equity interests in:
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

Operational Highlights
We generated consolidated net income of $8.6 million for the three months ended June 30, 2025, compared to net income of $38.2 million for the three months ended June 30, 2024. Our net income for the quarter was largely driven by incentive compensation revenue recognized and equity in earnings from the Great Park Venture. We also continued to focus on execution of key operating priorities, including generating revenue and positive cash flow, controlling our selling, general and administrative (“SG&A”) costs, managing our capital spend to match near-term revenue opportunities, and seeking growth opportunities through strategic relationships. At June 30, 2025, we had $456.6 million in cash and $125.0 million available under our revolving credit facility, giving us total liquidity of $581.6 million.
During the second quarter of 2025, the new home market saw softening in demand from homebuyers stemming in part from affordability challenges and lower consumer confidence. Notwithstanding the current environment, however, our existing communities are located in California markets that are chronically undersupplied, and there is still demand from homebuyers and homebuilders in our communities.
The Great Park Venture, in which we have a 37.5% percentage interest and manage all aspects of the development cycle, closed a sale to a builder consisting of 82 homesites totaling 5.7 acres at the Great Park Neighborhoods in the second quarter of 2025 for a purchase price of $63.6 million. Guest builders sold a total of 112 homes at the Great Park Neighborhoods during the second quarter of 2025, compared to 233 homes during the first quarter of 2025. As of June 30, 2025, the Great Park Venture had 572 homesites under contract with home builders, which are expected to close in the second half of 2025.
We did not close any land sales at Valencia during the quarter, but we continue to work with our homebuilding and commercial partners to appropriately balance and optimize revenue opportunities in light of current market conditions. We currently expect to close a commercial sale in Valencia in the second half of 2025 and are working with builders on two residential land sales. At Valencia, our guest builders sold 47 homes during the second quarter of 2025, compared to 69 homes during the first quarter of 2025.
In June 2025, we entered into a a definitive agreement to acquire a controlling interest in a newly formed entity that will include substantially all of the assets associated with the residential asset and investment management business of Hearthstone, Inc. (“Hearthstone”), a provider of capital solutions to the U.S. homebuilding industry. The new entity, Hearthstone Residential Holdings, LLC (the “Hearthstone Venture”), represents a strategic partnership between us and Hearthstone designed to expand access to flexible, off-balance sheet capital for homebuilders pursuing land-light strategies. As part of the transaction, Hearthstone will contribute substantially all of its assets into the Hearthstone Venture, after which we will purchase 75% of the Hearthstone Venture's Class A Units for an aggregate purchase price of $56.25 million (subject to certain customary adjustments). The acquisition is expected to close in the third quarter of 2025.
Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.

The following table summarizes our consolidated historical results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$(16)	$307	$82	$842
Land sales—related party	—	3	—	—
Management services—related party	6,959	50,279	19,510	59,005
Operating properties	530	603	1,038	1,280
Total revenues	7,473	51,192	20,630	61,127
Costs and expenses
Land sales	—	—	—	—
Management services	2,330	11,315	5,391	15,211
Operating properties	1,773	1,878	3,260	2,868
Selling, general, and administrative	15,586	12,186	30,351	25,102
Total costs and expenses	19,689	25,379	39,002	43,181
Other income (expense)
Interest income	4,967	2,755	9,017	5,980
Miscellaneous	21	26	796	(5,881)
Total other income	4,988	2,781	9,813	99
Equity in earnings from unconsolidated entities	17,145	15,498	88,584	33,084
Income before income tax provision	9,917	44,092	80,025	51,129
Income tax provision	(1,341)	(5,865)	(10,863)	(6,819)
Net income	8,576	38,227	69,162	44,310
Less net income attributable to noncontrolling interests	5,256	23,505	42,558	27,262
Net income attributable to the company	$3,320	$14,722	$26,604	$17,048
Three Months Ended June 30, 2025 and 2024
Revenues. Revenues decreased by $43.7 million, or 85.4%, to $7.5 million for the three months ended June 30, 2025, from $51.2 million for the three months ended June 30, 2024. The decrease in revenues was primarily due to a decrease in management services revenue at our Great Park segment during the three months ended June 30, 2025.
Cost of management services. Cost of management services decreased by $9.0 million, or 79.4%, to $2.3 million for the three months ended June 30, 2025, from $11.3 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. SG&A expenses increased by $3.4 million, or 27.9%, to $15.6 million for the three months ended June 30, 2025, from $12.2 million for the three months ended June 30, 2024. The increase was mainly attributable to an increase in corporate general and administrative expenses including costs associated with our proposed acquisition of the Hearthstone Venture and pursuing other growth opportunities.
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
Equity in earnings from unconsolidated entities was $17.1 million for the three months ended June 30, 2025, an increase from equity in earnings of $15.5 million for the three months ended June 30, 2024. Equity in earnings for the three months ended June 30, 2025 and 2024 was primarily a result of recognizing our share of the net income generated by the Great Park Venture from land sales during each quarter.

Income taxes. Pre-tax income of $9.9 million for the three months ended June 30, 2025 resulted in a $1.3 million tax provision. Pre-tax income of $44.1 million for the three months ended June 30, 2024 resulted in a $5.9 million tax provision. We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at June 30, 2025, it was more likely than not that the net deferred tax asset would be realizable, and we had no valuation allowance recorded. Our effective tax rate for the three months ended June 30, 2025 was substantially similar to our effective tax rate for the three months ended June 30, 2024.
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
Six Months Ended June 30, 2025 and 2024
Revenues. Revenues decreased by $40.5 million, or 66.3%, to $20.6 million for the six months ended June 30, 2025, from $61.1 million for the six months ended June 30, 2024. The decrease in revenues was primarily due to a decrease in management services revenue at our Great Park segment during the six months ended June 30, 2025.
Cost of management services. Cost of management services decreased by $9.8 million, or 64.6%, to $5.4 million for the six months ended June 30, 2025, from $15.2 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. SG&A expenses increased by $5.2 million, or 20.9%, to $30.4 million for the six months ended June 30, 2025, from $25.1 million for the six months ended June 30, 2024. The increase was mainly attributable to an increase in corporate general and administrative expenses including costs associated with our proposed acquisition of the Hearthstone Venture and pursuing other growth opportunities.
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
Equity in earnings from unconsolidated entities was $88.6 million for the six months ended June 30, 2025, an increase from equity in earnings of $33.1 million for the six months ended June 30, 2024. Equity in earnings for the six months ended June 30, 2025 and 2024 was primarily a result of recognizing our share of the net income generated by the Great Park Venture from land sales during each period.
Income taxes. Pre-tax income of $80.0 million for the six months ended June 30, 2025 resulted in a $10.9 million tax provision. Pre-tax income of $51.1 million for the six months ended June 30, 2024 resulted in a $6.8 million tax provision. We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at June 30, 2025, it was more likely than not that the net deferred tax asset would be realizable, and we had no valuation allowance recorded. Our effective tax rate for the six months ended June 30, 2025 was substantially similar to our effective tax rate for the six months ended June 30, 2024.
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
The following tables reconcile the results of operations of our segments to our consolidated results for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Valencia	San Francisco	Great Park	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$(16)	$—	$72,242	$72,226	$—	$72,226	$(72,242)	$(16)
Land sales—related party	—	—	—	—	—	—	—	—
Management services—related party(2)	—	—	6,959	6,959	—	6,959	—	6,959
Operating properties	358	172	—	530	—	530	—	530
Total revenues	342	172	79,201	79,715	—	79,715	(72,242)	7,473
COSTS AND EXPENSES:
Land sales	—	—	16,022	16,022	—	16,022	(16,022)	—
Management services(2)	—	—	2,330	2,330	—	2,330	—	2,330
Operating properties	1,773	—	—	1,773	—	1,773	—	1,773
Selling, general, and administrative	3,103	1,215	1,781	6,099	11,268	17,367	(1,781)	15,586
Management fees—related party	—	—	7,753	7,753	—	7,753	(7,753)	—
Total costs and expenses	4,876	1,215	27,886	33,977	11,268	45,245	(25,556)	19,689
OTHER INCOME:
Interest income	—	2	1,709	1,711	4,965	6,676	(1,709)	4,967
Miscellaneous	21	—	—	21	—	21	—	21
Total other income	21	2	1,709	1,732	4,965	6,697	(1,709)	4,988
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	211	—	—	211	242	453	16,692	17,145
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(4,302)	(1,041)	53,024	47,681	(6,061)	41,620	(31,703)	9,917
INCOME TAX PROVISION	—	—	—	—	(1,341)	(1,341)	—	(1,341)
SEGMENT (LOSS) PROFIT/NET INCOME	$(4,302)	$(1,041)	$53,024	$47,681	$(7,402)	$40,279	$(31,703)	$8,576
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

	Three Months Ended June 30, 2024
	Valencia	San Francisco	Great Park	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$307	$—	$134,638	$134,945	$—	$134,945	$(134,638)	$307
Land sales—related party	3	—	4,734	4,737	—	4,737	(4,734)	3
Management services—related party(2)	—	—	50,151	50,151	128	50,279	—	50,279
Operating properties	435	168	—	603	—	603	—	603
Total revenues	745	168	189,523	190,436	128	190,564	(139,372)	51,192
COSTS AND EXPENSES:
Land sales	—	—	29,016	29,016	—	29,016	(29,016)	—
Management services(2)	—	—	11,315	11,315	—	11,315	—	11,315
Operating properties	1,878	—	—	1,878	—	1,878	—	1,878
Selling, general, and administrative	2,515	1,294	2,625	6,434	8,377	14,811	(2,625)	12,186
Management fees—related party	—	—	64,470	64,470	—	64,470	(64,470)	—
Total costs and expenses	4,393	1,294	107,426	113,113	8,377	121,490	(96,111)	25,379
OTHER INCOME:
Interest income	—	17	1,671	1,688	2,738	4,426	(1,671)	2,755
Miscellaneous	23	—	—	23	3	26	—	26
Total other income	23	17	1,671	1,711	2,741	4,452	(1,671)	2,781
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	243	—	—	243	(218)	25	15,473	15,498
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(3,382)	(1,109)	83,768	79,277	(5,726)	73,551	(29,459)	44,092
INCOME TAX PROVISION	—	—	—	—	(5,865)	(5,865)	—	(5,865)
SEGMENT (LOSS) PROFIT/NET INCOME	$(3,382)	$(1,109)	$83,768	$79,277	$(11,591)	$67,686	$(29,459)	$38,227
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

	Six Months Ended June 30, 2025
	Valencia	San Francisco	Great Park	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$82	$—	$357,645	$357,727	$—	$357,727	$(357,645)	$82
Land sales—related party	—	—	—	—	—	—	—	—
Management services—related party(2)	—	—	19,510	19,510	—	19,510	—	19,510
Operating properties	692	346	—	1,038	—	1,038	—	1,038
Total revenues	774	346	377,155	378,275	—	378,275	(357,645)	20,630
COSTS AND EXPENSES:
Land sales	—	—	86,238	86,238	—	86,238	(86,238)	—
Management services(2)	—	—	5,391	5,391	—	5,391	—	5,391
Operating properties	3,260	—	—	3,260	—	3,260	—	3,260
Selling, general, and administrative	6,399	2,378	4,541	13,318	21,574	34,892	(4,541)	30,351
Management fees—related party	—	—	15,611	15,611	—	15,611	(15,611)	—
Total costs and expenses	9,659	2,378	111,781	123,818	21,574	145,392	(106,390)	39,002
OTHER INCOME:
Interest income	—	17	3,402	3,419	9,000	12,419	(3,402)	9,017
Miscellaneous	796	—	—	796	—	796	—	796
Total other income	796	17	3,402	4,215	9,000	13,215	(3,402)	9,813
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	425	—	—	425	613	1,038	87,546	88,584
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(7,664)	(2,015)	268,776	259,097	(11,961)	247,136	(167,111)	80,025
INCOME TAX PROVISION	—	—	—	—	(10,863)	(10,863)	—	(10,863)
SEGMENT (LOSS) PROFIT/NET INCOME	$(7,664)	$(2,015)	$268,776	$259,097	$(22,824)	$236,273	$(167,111)	$69,162
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

	Six Months Ended June 30, 2024
	Valencia	San Francisco	Great Park	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$842	$—	$215,456	$216,298	$—	$216,298	$(215,456)	$842
Land sales—related party	—	—	16,625	16,625	—	16,625	(16,625)	—
Management services—related party(2)	—	—	58,764	58,764	241	59,005	—	59,005
Operating properties	944	336	—	1,280	—	1,280	—	1,280
Total revenues	1,786	336	290,845	292,967	241	293,208	(232,081)	61,127
COSTS AND EXPENSES:
Land sales	—	—	58,974	58,974	—	58,974	(58,974)	—
Management services(2)	—	—	15,211	15,211	—	15,211	—	15,211
Operating properties	2,868	—	—	2,868	—	2,868	—	2,868
Selling, general, and administrative	5,709	2,429	5,564	13,702	16,964	30,666	(5,564)	25,102
Management fees—related party	—	—	72,632	72,632	—	72,632	(72,632)	—
Total costs and expenses	8,577	2,429	152,381	163,387	16,964	180,351	(137,170)	43,181
OTHER INCOME (EXPENSE):
Interest income	—	32	3,150	3,182	5,948	9,130	(3,150)	5,980
Miscellaneous	47	—	—	47	(5,928)	(5,881)	—	(5,881)
Total other income	47	32	3,150	3,229	20	3,249	(3,150)	99
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	259	—	—	259	(305)	(46)	33,130	33,084
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(6,485)	(2,061)	141,614	133,068	(17,008)	116,060	(64,931)	51,129
INCOME TAX PROVISION	—	—	—	—	(6,819)	(6,819)	—	(6,819)
SEGMENT (LOSS) PROFIT/NET INCOME	$(6,485)	$(2,061)	$141,614	$133,068	$(23,827)	$109,241	$(64,931)	$44,310
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
Valencia Segment
Our Valencia property consists of approximately 15,000 acres in northern Los Angeles County and can include up to approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The current communities under development in Valencia complement the neighboring communities that were previously developed by us. We began selling homesites in the first development area at Valencia in 2019, and as of June 30, 2025 we had sold 3,088 homesites.
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
Great Park Neighborhoods consists of approximately 2,100 acres in Orange County and is being built around the approximately 1,300 acre Orange County Great Park, a metropolitan public park that is under construction. Great Park Neighborhoods can include up to approximately 10,500 homesites and approximately 4.9 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The Great Park Venture sold the first homesites in April 2013 and as of June 30, 2025 had sold 9,090 homesites (including 853 affordable homesites).
During the six months ended June 30, 2025, the Great Park Venture made aggregate distributions of $300.9 million to holders of percentage interests, of which we received $112.9 million for our 37.5% percentage interest.

Three Months Ended June 30, 2025 and 2024
Land sales and related party land sales revenues. Land sales and related party land sales revenues decreased to $72.2 million for the three months ended June 30, 2025, from $139.4 million for the three months ended June 30, 2024. The decrease was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 82 homesites on 5.7 acres during the three months ended June 30, 2025, compared to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 105 homesites on 12.3 acres during the three months ended June 30, 2024. The base purchase price was $63.6 million for the 2025 land sales, and the base purchase price was $96.1 million for the 2024 land sales.
During the three months ended June 30, 2025 and 2024, revenues also included changes in estimates of variable consideration, including profit participation and price participation, from those amounts previously recorded by the Great Park Venture. During the three months ended June 30, 2025 and 2024, the Great Park Venture recognized $4.3 million and $6.4 million, respectively, in profit participation revenues. During the three months ended June 30, 2025 and 2024, the Great Park Venture recognized additional estimated variable consideration of $4.3 million and $36.6 million, respectively, related to prior period land sales for future price participation payments expected to be received when homes are sold to homebuyers. The increase in estimated variable consideration reflects updated pricing and absorption assumptions used to calculate expected price participation payments.
Cost of land sales. Cost of land sales for the three months ended June 30, 2025 and 2024 were $16.0 million and $29.0 million, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. In September 2024, the development management agreement with the Great Park Venture was renewed by mutual agreement of the parties through December 31, 2026 (the “second renewal term”). In connection with the extension under the second renewal term, the annual fixed base fee was increased to $13.5 million beginning in 2025, which reflects an increase from the $12.0 million annual fixed base fee for 2024. The incentive compensation provisions of the development management agreement remain unchanged through the second renewal term. The decrease in management services related party revenue was mainly attributable to a decrease in variable incentive compensation revenue recognized during the three months ended June 30, 2025, partially offset by the increase in the annual fixed base fee that began in 2025. For the three months ended June 30, 2025 and 2024, we recognized $3.6 million and $47.2 million, respectively, attributable to variable incentive compensation. For the three months ended June 30, 2024, incentive compensation revenue reflected the recording of a cumulative catch-up that resulted from changes in the estimate of the amount of incentive compensation we expected to be entitled to receive and constraints on the estimate. The incentive compensation revenue recognized during the three months ended June 30, 2025 do not include a significant cumulative catch-up and are mainly attributed to services provided during the period.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses decreased by $9.0 million, or 79.4%, to $2.3 million for the three months ended June 30, 2025, from $11.3 million for the three months ended June 30, 2024. The decrease was mainly attributable to a decrease in intangible asset amortization expense recognized during the three months ended June 30, 2025.
Selling, general, and administrative. SG&A expenses decreased by $0.8 million, or 32.2%, to $1.8 million for the three months ended June 30, 2025, from $2.6 million for the three months ended June 30, 2024. The decrease was mainly attributable to a decrease in marketing expenses and property maintenance expenses.
Management fees—related party. Management fees decreased by $56.7 million to $7.8 million for the three months ended June 30, 2025, from $64.5 million for the three months ended June 30, 2024. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The decrease in management fees—related party was mainly attributable to changes in the estimate of the amount of incentive compensation fees probable of being paid that resulted in a cumulative adjustment recognized during the three months ended June 30, 2025 that was lower than the cumulative adjustment recognized during the three months ended June 30, 2024, partially offset by the increase in base development management fees that began in 2025.

Six Months Ended June 30, 2025 and 2024
Land sales and related party land sales revenues. Land sales and related party land sales revenues increased to $357.6 million for the six months ended June 30, 2025, from $232.1 million for the six months ended June 30, 2024. The increase was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 407 homesites on 29.3 acres during the six months ended June 30, 2025, compared to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 187 homesites on 23.9 acres during the six months ended June 30, 2024. For the 2025 land sales, the base purchase price was $342.6 million, and 197 of the homesites were sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire the homesites in the future from the land bank entity. The base purchase price was $170.7 million for the 2024 land sales.
During the six months ended June 30, 2025 and 2024, revenues also included changes in estimates of variable consideration, including profit participation and price participation, from those amounts previously recorded by the Great Park Venture. During the six months ended June 30, 2025 and 2024, the Great Park Venture recognized $6.7 million and $24.0 million, respectively, in profit participation revenues. During the six months ended June 30, 2025 and 2024, the Great Park Venture recognized additional estimated variable consideration of $8.3 million and $36.6 million, respectively, related to prior period land sales for future price participation payments expected to be received when homes are sold to homebuyers. The increase in estimated variable consideration reflects updated pricing and absorption assumptions used to calculate expected price participation payments.
Cost of land sales. Cost of land sales for the six months ended June 30, 2025 and 2024 were $86.2 million and $59.0 million, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. In connection with the extension under the second renewal term, the annual fixed base fee was increased to $13.5 million beginning in 2025, which reflects an increase from the $12.0 million annual fixed base fee for 2024. The incentive compensation provisions of the development management agreement remain unchanged through the second renewal term. The decrease in management services related party revenue was mainly attributable to a decrease in variable incentive compensation revenue recognized during the six months ended June 30, 2025, partially offset by the increase in the annual fixed base fee that began in 2025. For the six months ended June 30, 2025 and 2024, we recognized $12.8 million and $52.8 million, respectively, attributable to variable incentive compensation. For the six months ended June 30, 2024, incentive compensation revenue reflected the recording of a cumulative catch-up that resulted from changes in the estimate of the amount of incentive compensation we expected to be entitled to receive and constraints on the estimate. The incentive compensation revenue recognized during the six months ended June 30, 2025 do not include a significant cumulative catch-up and are mainly attributed to services provided during the period.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses decreased by $9.8 million, or 64.6%, to $5.4 million for the six months ended June 30, 2025, from $15.2 million for the six months ended June 30, 2024. The decrease was mainly attributable to a decrease in intangible asset amortization expense recognized during the six months ended June 30, 2025.
Selling, general, and administrative. SG&A expenses decreased by $1.0 million, or 18.4%, to $4.5 million for the six months ended June 30, 2025, from $5.6 million for the six months ended June 30, 2024. The decrease was mainly attributable to a decrease in marketing expenses and property maintenance expenses.
Management fees—related party. Management fees decreased by $57.0 million to $15.6 million for the six months ended June 30, 2025, from $72.6 million for the six months ended June 30, 2024. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The decrease in management fees—related party was mainly attributable to changes in the estimate of the amount of incentive compensation fees probable of being paid that resulted in a cumulative adjustment recognized during the six months ended June 30, 2025 that was lower than the cumulative adjustment recognized during the six months ended June 30, 2024, partially offset by the increase in base development management fees that began in 2025.

The table below reconciles the Great Park segment results to the equity in earnings from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Segment profit from operations	$53,024	$83,768	$268,776	$141,614
Less net income of management company attributed to the Great Park segment	4,629	38,836	14,119	43,553
Net income of the Great Park Venture	48,395	44,932	254,657	98,061
The Company’s share of net income of the Great Park Venture	18,148	16,850	95,496	36,773
Basis difference amortization, net	(1,456)	(1,377)	(7,950)	(3,643)
Equity in earnings from the Great Park Venture	$16,692	$15,473	$87,546	$33,130

Liquidity and Capital Resources
As of June 30, 2025, we had $456.6 million of consolidated cash and cash equivalents, compared to $430.9 million at December 31, 2024. As of June 30, 2025, no funds had been drawn on and no letters of credit were outstanding on the operating company’s $125.0 million unsecured revolving credit facility.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. Pursuant to a reimbursement deferral agreement, principal and interest payments under our related party reimbursement obligation are deferred through December 31, 2025. Additionally, we expect the acquisition of the Hearthstone Venture to close in the third quarter of 2025, subject to customary closing conditions. The consideration to be paid is $56.25 million (subject to certain customary adjustments) of which up to $3.0 million may be satisfied in Class A common shares and the balance to be paid in cash.
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
We had outstanding performance bonds of $390.8 million as of June 30, 2025 predominantly related to our Valencia community.
At June 30, 2025, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Outstanding LOCs totaled $1.0 million at both June 30, 2025 and December 31, 2024. At both June 30, 2025 and December 31, 2024, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of June 30, 2025, no capacity under the revolving credit facility was used to support LOCs.
We are a party to a tax receivable agreement (“TRA”) with current and former holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of certain tax attributes. We expect the TRA payments to be substantial. However, the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company or Class A units of the San Francisco Venture, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax. As of June 30, 2025, there were no amounts expected to be payable in 2025 under the TRA. However, TRA payments associated with California state taxes may become payable between 2026 and 2028 as a result of the passage in June 2024 of California Senate Bill 167, which, in part, suspends the usage of California net operating loss deductions for tax years 2024 through 2026. The majority of TRA payments, however, are not expected to begin for the next several years.
Summary of Cash Flows
The following table outlines the primary components of net cash (used in) provided by operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2025	2024
Operating activities	$(14,902)	$(49,659)
Investing activities	42,443	14,522
Financing activities	(1,776)	(101,277)
Cash Flows from Operating Activities. Net cash used in operating activities was $14.9 million for the six months ended June 30, 2025, compared to $49.7 million net cash used in operating activities for the six months ended June 30, 2024.
During the six months ended June 30, 2025, we received incentive compensation payments of $30.4 million under our development management agreement with the Great Park Venture. Additionally, we received total distributions of $112.9 million from the Great Park Venture, of which $70.9 million is reflected as a return on our investment (operating activity) in the statement of cash flows with the balance reflected as an investing activity.
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
Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and SG&A costs. During the six months ended June 30, 2025, we paid $27.5 million for interest due on our existing 7.875% senior notes due November 2025 and new 10.500% initial rate senior notes due January 2028. During the six months ended June 30, 2024, we made interest payments totaling $26.5 million for interest accrued through the settlement date on our existing 7.875% senior notes due November 2025 that were exchanged, in addition to interest incurred after the settlement date on our new 10.500% initial rate senior notes due January 2028. The exchange of $523.5 million of our existing senior notes for new senior notes was accounted for as a debt modification under ASC 470-50. Under debt modification accounting, third party costs are expensed as incurred and reported as operating cash flows. Included in operating cash outflows during the six months ended June 30, 2024 is $7.7 million in third party transaction and advisory costs incurred in connection with the senior notes exchange.

Cash Flows from Investing Activities. Net cash provided by investing activities was $42.4 million for the six months ended June 30, 2025, compared to $14.5 million net cash provided by investing activities for the six months ended June 30, 2024.
During the six months ended June 30, 2025, we received total distributions of $112.9 million from the Great Park Venture, of which $42.0 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity. During the six months ended June 30, 2024, we received total distributions of $47.3 million from the Great Park Venture, of which $14.2 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity.
Cash Flows from Financing Activities. Net cash used in financing activities was $1.8 million for the six months ended June 30, 2025, compared to $101.3 million net cash used in financing activities for the six months ended June 30, 2024.
During the six months ended June 30, 2025 and 2024, we used $1.8 million and $0.8 million, respectively, to net settle share-based compensation awards with employees for tax withholding purposes. We also repaid $100.0 million of our existing 7.875% senior notes due November 2025 in connection with our exchange transaction during the six months ended June 30, 2024.
Changes in Capital Structure
During the six months ended June 30, 2025, our 62.8% ownership percentage in the operating company increased slightly primarily due to our issuance of shared-based compensation in the form of 0.1 million restricted Class A common shares and 0.7 million restricted share units that were settled for Class A common shares, partially offset by our reacquisition of approximately 0.3 million of such Class A common shares from employees for income tax withholding purposes upon vesting. The issuances and settlements resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Class A units of the operating company:
Held by us	69,861,335	69,369,234
Held by noncontrolling interest members	41,363,271	41,363,271
	111,224,606	110,732,505
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	149,094,879	148,602,778
At June 30, 2025, we had 79,233,544 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed at our election for our Class A common shares or cash.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2025 as compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
As of June 30, 2025, we had outstanding consolidated net indebtedness of $527.5 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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

10.1
Contribution and Purchase Agreement, dated as of June 19, 2025, by and among Five Point Holdings, LLC, Hearthstone, Inc., Mark Porath and certain affiliated family trusts, and Hearthstone Residential Holdings, LLC (Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2025 is incorporated herein by this reference).

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

Date: July 24, 2025