Form 10-Q
period 2025-09-30
Five Point Holdings, LLC
filed 2025-10-31
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2025, 70,971,448 Class A common shares and 76,096,410 Class B common shares were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
INVENTORIES	$2,448,353	$2,298,080
INVESTMENT IN UNCONSOLIDATED ENTITIES	168,867	185,324
PROPERTIES AND EQUIPMENT, NET	29,253	29,487
INTANGIBLE ASSETS, NET—RELATED PARTY	19,863	9,037
GOODWILL	69,812	—
CASH AND CASH EQUIVALENTS	351,127	430,875
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	992	992
RELATED PARTY ASSETS	78,194	101,670
OTHER ASSETS	18,821	20,952
TOTAL	$3,185,282	$3,076,417

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$444,533	$525,737
Accounts payable and other liabilities	102,423	100,292
Related party liabilities	65,344	63,297
Deferred income tax liability, net	49,624	33,570
Payable pursuant to tax receivable agreement	173,849	173,424
Total liabilities	835,773	896,320

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)
REDEEMABLE NONCONTROLLING INTERESTS	69,527	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: September 30, 2025—69,861,335 shares; December 31, 2024—69,369,234 shares
Class B common shares; No par value; Issued and outstanding: September 30, 2025—79,233,544 shares; December 31, 2024—79,233,544 shares
Contributed capital	599,741	593,827
Retained earnings	204,752	157,077
Accumulated other comprehensive loss	(1,450)	(1,468)
Total members’ capital	803,043	749,436
Noncontrolling interests	1,476,939	1,405,661
Total capital	2,279,982	2,155,097
TOTAL	$3,185,282	$3,076,417

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Land sales	$(12)	$372	$70	$1,214
Land sales—related party	—	—	—	—
Management services—related party	12,826	16,030	32,336	75,035
Operating properties	674	611	1,712	1,891
Total revenues	13,488	17,013	34,118	78,140
COSTS AND EXPENSES:
Land sales	—	—	—	—
Management services	5,455	4,256	10,846	19,467
Operating properties	1,631	1,231	4,891	4,099
Selling, general, and administrative	14,294	11,911	44,645	37,013
Total costs and expenses	21,380	17,398	60,382	60,579
OTHER INCOME (EXPENSE):
Interest income	4,484	2,595	13,501	8,575
Loss on debt extinguishment	(1,824)	—	(1,824)	—
Miscellaneous	8	24	804	(5,857)
Total other income	2,668	2,619	12,481	2,718
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	70,137	11,987	158,721	45,071
INCOME BEFORE INCOME TAX PROVISION	64,913	14,221	144,938	65,350
INCOME TAX PROVISION	(9,199)	(1,886)	(20,062)	(8,705)
NET INCOME	55,714	12,335	124,876	56,645
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	34,643	7,579	77,201	34,841
NET INCOME ATTRIBUTABLE TO THE COMPANY	$21,071	$4,756	$47,675	$21,804

NET INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$0.30	$0.07	$0.68	$0.31
Diluted	0.28	$0.07	$0.65	$0.31
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	69,796,339	69,279,028	69,692,349	69,192,620
Diluted	149,430,920	146,565,417	149,267,968	146,394,307
NET INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	79,233,544	79,233,544	79,233,544	79,233,544

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$55,714	$12,335	$124,876	$56,645
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net income	19	14	44	41
Other comprehensive income before taxes	19	14	44	41
INCOME TAX PROVISION RELATED TO OTHER COMPREHENSIVE INCOME	(3)	(1)	(7)	(5)
OTHER COMPREHENSIVE INCOME—Net of tax	16	13	37	36
COMPREHENSIVE INCOME	55,730	12,348	124,913	56,681
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	34,650	7,584	77,217	34,856
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$21,080	$4,764	$47,696	$21,825

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - June 30, 2025	69,861,335	79,233,544	$597,170	$183,681	$(1,459)	$779,392	$1,445,740	$2,225,132
Net income(1)	—	—	—	21,071	—	21,071	34,293	55,364
Share-based compensation	—	—	2,571	—	—	2,571	—	2,571
Other comprehensive income—net of tax of $3	—	—	—	—	9	9	7	16
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(3,101)	(3,101)
BALANCE - September 30, 2025	69,861,335	79,233,544	$599,741	$204,752	$(1,450)	$803,043	$1,476,939	$2,279,982

BALANCE - June 30, 2024	69,358,504	79,233,544	$593,211	$105,828	$(2,321)	$696,718	$1,330,609	$2,027,327
Net income	—	—	—	4,756	—	4,756	7,579	12,335
Share-based compensation	—	—	993	—	—	993	—	993
Other comprehensive income—net of tax of $1	—	—	—	—	8	8	5	13
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(1,599)	(1,599)
BALANCE - September 30, 2024	69,358,504	79,233,544	$594,204	$110,584	$(2,313)	$702,475	$1,336,594	$2,039,069
(1) Total net income excludes net income of $0.4 million attributable to redeemable noncontrolling interests (see Note 6).
See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2024	69,369,234	79,233,544	$593,827	$157,077	$(1,468)	$749,436	$1,405,661	$2,155,097
Net income(1)	—	—	—	47,675	—	47,675	76,851	124,526
Share-based compensation	—	—	5,505	—	—	5,505	—	5,505
Reacquisition of share-based compensation awards for tax-withholding purposes	(329,840)	—	(1,776)	—	—	(1,776)	—	(1,776)
Issuance of share-based compensation awards	129,085	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	692,856	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $7	—	—	—	—	21	21	16	37
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(3,101)	(3,101)
Adjustment to liability recognized under tax receivable agreement—net of tax of $119	—	—	(306)	—	—	(306)	—	(306)
Adjustment of noncontrolling interest in the Operating Company	—	—	2,491	—	(3)	2,488	(2,488)	—
BALANCE - September 30, 2025	69,861,335	79,233,544	$599,741	$204,752	$(1,450)	$803,043	$1,476,939	$2,279,982

BALANCE - December 31, 2023	69,199,938	79,233,544	$591,606	$88,780	$(2,332)	$678,054	$1,304,050	$1,982,104
Net income	—	—	—	21,804	—	21,804	34,841	56,645
Share-based compensation	—	—	2,809	—	—	2,809	—	2,809
Reacquisition of share-based compensation awards for tax-withholding purposes	(282,883)	—	(823)	—	—	(823)	—	(823)
Issuance of share-based compensation awards	158,940	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	282,509	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $5	—	—	—	—	21	21	15	36
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(1,599)	(1,599)
Adjustment to liability recognized under tax receivable agreement—net of tax of $40	—	—	(103)	—	—	(103)	—	(103)
Adjustment of noncontrolling interest in the Operating Company	—	—	715	—	(2)	713	(713)	—
BALANCE - September 30, 2024	69,358,504	79,233,544	$594,204	$110,584	$(2,313)	$702,475	$1,336,594	$2,039,069
(1) Total net income excludes net income of $0.4 million attributable to redeemable noncontrolling interests (see Note 6).
See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,876	$56,645
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings from unconsolidated entities	(158,721)	(45,071)
Return on investment from Great Park Venture	151,994	45,218
Return on investment from other equity method investments	317	—
Deferred income taxes	16,166	7,350
Depreciation and amortization	5,261	16,088
Share-based compensation	5,505	2,809
Loss on debt extinguishment	1,824	—
Changes in operating assets and liabilities:
Inventories	(147,423)	(123,540)
Related party assets	34,129	(39,717)
Other assets	896	(579)
Accounts payable and other liabilities	(11,187)	18,641
Related party liabilities	1,885	(5,456)
Net cash provided by (used in) operating activities	25,522	(67,612)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	41,998	40,999
Return of investment from other equity method investments	2,230	890
Contributions to unconsolidated entities	(4,874)	—
Acquisition of Hearthstone Venture, net of cash on hand	(55,145)	—
Purchase of properties and equipment	(98)	(681)
Net cash (used in) provided by investing activities	(15,889)	41,208
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes offering	450,000	—
Payment of financing costs	(5,964)	(454)
Reacquisition of share-based compensation awards for tax-withholding purposes	(1,776)	(823)
Repayments of notes payable	(528,475)	(100,000)
Tax distributions to noncontrolling interests	(3,101)	(1,599)
Distributions to redeemable noncontrolling interests	(65)	—
Net cash used in financing activities	(89,381)	(102,876)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(79,748)	(129,280)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	431,867	354,793
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$352,119	$225,513
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
The Company presents noncontrolling interests on the Company’s condensed consolidated balance sheet and classifies such interests within capital but separate from the Company’s Class A and Class B members’ capital or outside of capital when the criteria for temporary capital classification have been met. Noncontrolling interests represent equity interests in the Company’s consolidated subsidiaries held by partners in the Operating Company, excluding the Holding Company, members in The Shipyard Communities, LLC (the “San Francisco Venture”), excluding the Operating Company, and members in Hearthstone Residential Holdings, LLC (“HRH”) or its subsidiaries (HRH, together with its consolidated subsidiaries, the “Hearthstone Venture”), excluding the Operating Company (see Note 6).
The Company has an entity structure in which the Company’s two largest equity owners, Lennar Corporation (“Lennar”) and GFFP Holdings, LLC (“GFFP”), and the Company’s founder and Chairman Emeritus, Emile Haddad, separately hold, in addition to interests in the Company’s common shares, equity interests in either or both the Operating Company or the San Francisco Venture that can be exchanged for, at the Company’s option, either the Company’s Class A common shares or cash. The diagram below presents a simplified depiction of the Company’s organizational structure as of September 30, 2025:
(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of September 30, 2025, the Company owned approximately 62.8% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Until Class A Common Units of the Operating Company are exchanged or redeemed, the capital associated with Class A Common Units of the Operating Company not held by the Holding Company is presented within

“noncontrolling interests” on the Company’s condensed consolidated balance sheet. On October 13, 2025, Emile Haddad exchanged 3,137,134 Class A Common Units of the Operating Company, and in exchange therefor, received 1,109,172 Class A common shares of the Holding Company. The remaining 2,027,962 Class A Common Units owned by Emile Haddad were returned to the Operating Company in accordance with the dilution provisions of the Operating Company's partnership agreement and canceled. Assuming the exchange of all other outstanding Class A Common Units of the Operating Company and all outstanding Class A units of the San Francisco Venture (see (2) below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on October 24, 2025 ($6.15), the equity market capitalization of the Company was approximately $904.6 million.
(2) The Operating Company owns all of the outstanding Class B units of the San Francisco Venture, the entity developing the Candlestick and The San Francisco Shipyard communities. The Class A units of the San Francisco Venture, which the Operating Company does not own, are intended to be economically equivalent to Class A Common Units of the Operating Company. As the holder of all outstanding Class B units of the San Francisco Venture, the Operating Company is entitled to receive 99% of available cash from the San Francisco Venture after the holders of Class A units in the San Francisco Venture have received distributions equivalent to the distributions, if any, paid on Class A Common Units of the Operating Company. Class A units of the San Francisco Venture can be exchanged, on a one-for-one basis, for Class A Common Units of the Operating Company (see Note 6). Until exchanged or redeemed through the Operating Company, the capital associated with Class A units of the San Francisco Venture is presented within “noncontrolling interests” on the Company’s condensed consolidated balance sheet.
(3) Together, the Operating Company, Five Point Communities, LP (“FP LP”), and Five Point Communities Management, Inc. (“FP Inc.” and together with FP LP, the “Management Company”) own 100% of Five Point Land, LLC (“FPL”), the entity developing Valencia, a mixed-use planned community located in northern Los Angeles County, California. The Operating Company has a controlling interest in the Management Company.
(4) Interests in Heritage Fields LLC (the “Great Park Venture”), previously consisted of either “Percentage Interests” or “Legacy Interests.” Holders of the Legacy Interests were entitled to receive priority distributions up to an aggregate amount of $565.0 million, all of which had been distributed as of December 31, 2024 (see Note 5), as a result of which, the Legacy Interests are no longer deemed to be outstanding. The Company owns a 37.5% Percentage Interest in the Great Park Venture and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in its condensed consolidated financial statements.
(5) The Company owns a 75% interest in Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”). The Company manages the Gateway Commercial Venture, however, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by the Company and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. The Company does not include the Gateway Commercial Venture as a consolidated subsidiary, but rather as an equity method investee, in its condensed consolidated financial statements.
(6) In July 2025, the Operating Company, through its wholly owned subsidiary Five Point HRH Member, LLC, acquired 75% of the Class A Units of HRH. Management of HRH is vested in an executive committee consisting of three voting members. The Operating Company has the ability to appoint two of such members. Major decisions generally require the approval of at least two-thirds of the voting members, but certain fundamental decisions by HRH require unanimous approval by all three executive committee members. The Operating Company has a controlling interest in HRH and includes HRH as a consolidated subsidiary in its condensed consolidated financial statements (see Note 3).
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results and cash flows that may be expected for the full year.

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
Business Combinations—The Company accounts for businesses it acquires in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. This methodology requires that assets acquired, liabilities assumed and noncontrolling interests of the acquiree be recorded, with limited exceptions, at fair value on the date of acquisition. Goodwill is recorded with regard to acquisitions of businesses when the purchase price of the business plus the fair value of noncontrolling interests of the acquiree exceeds the value of the identifiable assets acquired and liabilities assumed. The costs of business acquisitions are expensed as incurred. These costs may include fees for accounting, legal, professional consulting and valuation specialists. Purchase price allocations may be preliminary, and during the measurement period, not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.
Goodwill—The Company's goodwill balance resulted from the acquisition of the Hearthstone Venture in July 2025. In accordance with ASC 350, Intangibles-Goodwill and Other, the Company will evaluate goodwill for potential impairment on at least an annual basis. The Company has the option to perform a qualitative or quantitative assessment to determine whether the fair value of the reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If a quantitative assessment is performed, the fair value estimate may be derived through various valuation methods, including the use of discounted expected future cash flows. The annual goodwill impairment test will be performed each fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.
Miscellaneous other income (expense)—Miscellaneous other income (expense) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net periodic pension benefit	$8	$24	$50	$71
Other(1)	—	—	754	(5,928)
Total miscellaneous other income (expense)	$8	$24	$804	$(5,857)
(1) In January 2024, the Company settled an exchange offer on its $625.0 million 7.875% Senior Notes (see Note 10). For the nine months ended September 30, 2024, the Company incurred $5.9 million in third party costs related to the debt modification, which is included in other in the table above.
Recently adopted and issued accounting pronouncements—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which primarily requires expanded disclosure of significant segment expenses and other segment items on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard for the current year interim condensed consolidated financial statements and has applied this standard retrospectively for all prior periods presented in the Company’s condensed consolidated financial statements (see Note 14).
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

3.    ACQUISITIONS
On July 31, 2025 (the “Acquisition Date”), the Company acquired substantially all of the assets associated with the residential asset and investment management business of Hearthstone, Inc., a provider of capital solutions to the U.S. homebuilding industry, by purchasing 75% of the outstanding Class A Units of HRH for an all cash purchase price of $57.6 million. This acquisition positions the Company as a more active manager of capital solutions for the homebuilding industry through investment fund structures.
The acquisition was accounted for as a business combination under ASC Topic 805, Business Combinations (“ASC 805”).
The following table summarizes the preliminary amounts recognized for the assets acquired, liabilities assumed and noncontrolling interests of the Hearthstone Venture and resulting goodwill as of the Acquisition Date (in thousands):

Consideration	$57,562

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	2,255
Related party receivables and contract assets	10,653
Investment in funds	16,508
Intangible assets	13,672
Other assets	1,113
Total assets	44,201
Accounts payable and other liabilities	12,209
Total liabilities	12,209
Net identifiable assets acquired	31,992
Goodwill	69,812
Net assets acquired	101,804
Less: redeemable noncontrolling interests in the Hearthstone Venture	44,242
$57,562
A third-party valuation specialist assisted the Company in estimating the fair values of the assets acquired, liabilities assumed and noncontrolling interests in the Hearthstone Venture. The identifiable intangible assets acquired include investor relationships and joint venture projects, which were preliminarily valued at $7.3 million and $6.4 million, respectively. The fair values of these intangible assets were determined using income-based valuation approaches, specifically the multi-period excess earnings method. The investor relationships intangible asset was valued based on projected revenue growth and estimated attrition rates of existing investors, while the joint venture projects intangible asset was valued based on projected net revenue from existing joint venture contracts. The estimated remaining useful lives of both intangible assets are seven years.
The fair value of the noncontrolling interests (see Note 6) was based on the stated unit values, which the Company determined approximated fair value and discounted cash flow analyses. These fair value measurements are based on significant inputs that are not observable in the market and thus represent a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions include discount rates consistent with expected returns on comparable private real estate funds ranging from 15% to 20%.
Goodwill primarily represents the value of expected operational synergies, enhanced scale and market presence, the assembled workforce, and other intangible benefits expected to be realized from integrating the Hearthstone Venture platform with the Company’s existing operations. The Company expects the portion of goodwill attributable to its ownership interest will be deductible for tax purposes. All of the goodwill was assigned to the Hearthstone segment. At September 30, 2025, the carrying value of goodwill was $69.8 million.
During the three and nine months ended September 30, 2025, the Company incurred $2.0 million in acquisition costs. The acquisition costs are included in selling, general, and administrative expenses on the accompanying condensed consolidated statement of operations.
Revenues and earnings of the Hearthstone Venture included in the Company’s condensed consolidated statements of operations from the Acquisition Date through September 30, 2025, were $3.4 million and $0.8 million, respectively.
Unaudited Pro Forma
The following table presents the Company’s unaudited pro forma consolidated revenues and net income for the three and nine months ended September 30, 2025 and 2024 as if the Hearthstone Venture acquisition had occurred on January 1, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$15,036	$20,326	$44,942	$89,804
Net income	57,788	12,605	129,035	56,766
These amounts have been calculated after applying the Company's accounting policies, including acquisition costs in the earnings of the earliest period and adjusting the results of the Hearthstone Venture to reflect amortization for intangible assets and tax effects.

4.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (in thousands):

	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025
	Valencia	San Francisco	Great Park(1)	Hearthstone(2)	Total	Valencia	San Francisco	Great Park(1)	Hearthstone(2)	Total
Land sales and land sales—related party	$(12)	$—	$—	$—	$(12)	$70	$—	$—	$—	$70
Management services—related party	—	—	9,432	3,394	12,826	—	—	28,942	3,394	32,336
Operating properties	145	—	—	—	145	331	—	—	—	331
	133	—	9,432	3,394	12,959	401	—	28,942	3,394	32,737
Operating properties leasing revenues	353	176	—	—	529	859	522	—	—	1,381
	$486	$176	$9,432	$3,394	$13,488	$1,260	$522	$28,942	$3,394	$34,118

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
	Valencia	San Francisco	Great Park(1)	Unallocated	Total	Valencia	San Francisco	Great Park(1)	Unallocated	Total
Land sales and land sales—related party	$372	$—	$—	$—	$372	$1,214	$—	$—	$—	$1,214
Management services—related party	—	—	15,915	115	16,030	—	—	74,679	356	75,035
Operating properties	128	—	—	—	128	371	—	—	—	371
	500	—	15,915	115	16,530	1,585	—	74,679	356	76,620
Operating properties leasing revenues	312	171	—	—	483	1,013	507	—	—	1,520
	$812	$171	$15,915	$115	$17,013	$2,598	$507	$74,679	$356	$78,140
(1) The tables above do not include revenues of the Great Park Venture, which are included in the Company’s reporting segment totals (see Notes 5 and 14).
(2) Hearthstone revenues are for the period from the Acquisition Date through September 30, 2025.
The opening and closing balances of the Company’s contract assets for the nine months ended September 30, 2025 were $101.8 million ($100.8 million related party, see Note 9) and $76.2 million ($75.5 million related party, see Note 9), respectively. The net decrease of $25.6 million for the nine months ended September 30, 2025 between the opening and closing balances of the Company’s contract assets primarily resulted from the receipt of $52.3 million in incentive compensation payments from the Great Park Venture partially offset by (i) additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the Company’s amended and restated development management agreement (“A&R DMA”) with the Great Park Venture (see Note 9) and (ii) $8.9 million primarily recognized as part of the Hearthstone Venture’s acquisition (see Note 3).
The opening and closing balances of the Company’s contract assets for the nine months ended September 30, 2024 were $72.1 million ($69.1 million related party, see Note 9) and $110.0 million ($108.8 million related party, see Note 9), respectively. The net increase of $37.9 million for the nine months ended September 30, 2024 between the opening and closing balances of the Company’s contract assets primarily resulted from additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the Company’s A&R DMA with the Great Park Venture (see Note 9) partially offset by the receipt of marketing fees from homebuilders from prior period land sales and the receipt of $25.1 million in incentive compensation payments from the Great Park Venture.
The opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the nine months ended September 30, 2025 and 2024 were insignificant.

5.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of September 30, 2025. During the nine months ended September 30, 2025 and 2024, the Great Park Venture made aggregate distributions of $517.3 million and $229.9 million, respectively, to holders of Percentage Interests, of which the Company received $194.0 million and $86.2 million, respectively, for its 37.5% Percentage Interest.
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
During the nine months ended September 30, 2025, the Great Park Venture recognized no land sale revenues to related parties of the Company and $630.7 million in land sale revenues to third parties, of which $224.9 million relates to homesites sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire these homesites in the future from the land bank entity.
During the nine months ended September 30, 2024, the Great Park Venture recognized $19.8 million in land sale revenues to related parties of the Company and $273.7 million in land sale revenues to third parties.
The following table summarizes the statements of operations of the Great Park Venture for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Land sale and related party land sale revenues	$630,717	$293,593
Cost of land sales	(151,121)	(67,062)
Other costs and expenses	(23,305)	(95,068)
Net income of Great Park Venture	$456,291	$131,463
The Company’s share of net income	$171,109	$49,299
Basis difference amortization, net	(14,015)	(4,081)
Equity in earnings from Great Park Venture	$157,094	$45,218
The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Inventories	$187,606	$274,738
Cash and cash equivalents	47,812	118,256
Contract assets, receivables and other assets, net	166,566	169,604
Total assets	$401,984	$562,598
Accounts payable and other liabilities	$182,681	$282,277
Capital (Percentage Interest)	219,303	280,321
Total liabilities and capital	$401,984	$562,598
The Company’s share of capital in Great Park Venture	$82,238	$105,121
Unamortized basis difference	32,511	46,526
The Company’s investment in the Great Park Venture	$114,749	$151,647

Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of September 30, 2025. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs.
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
The Company and a subsidiary of Lennar separately leased portions of the building that were under the ownership of the Gateway Commercial Venture, and during the nine months ended September 30, 2024, the Gateway Commercial Venture recognized $7.0 million in rental revenues from those leasing arrangements.
The following table summarizes the statements of operations of the Gateway Commercial Venture for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Rental revenues	$—	$7,002
Rental operating and other expenses	(291)	(2,735)
Depreciation and amortization	—	(3,011)
Interest income	1,661	—
Interest expense	—	(2,078)
Net income (loss) of Gateway Commercial Venture	$1,370	$(822)
Equity in earnings (loss) from Gateway Commercial Venture	$1,028	$(617)
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cash	$1,622	$257
Note receivable and other assets	43,681	43,667
Total assets	$45,303	$43,924
Other liabilities	$9	$—
Members’ capital	45,294	43,924
Total liabilities and capital	$45,303	$43,924
The Company’s investment in the Gateway Commercial Venture	$33,971	$32,943
Hearthstone Funds
The Hearthstone Venture has interests in individual funds (the “Hearthstone Funds”) that primarily invest in land acquisition and development opportunities through land option programs with homebuilders. The Hearthstone Funds make investments in separate project limited partnerships that acquire land to be developed and contract with preapproved homebuilders through option and development agreements to construct improvements and purchase lots on agreed-upon terms and conditions. The Hearthstone Venture’s interest in an individual fund is generally between 1% and 3%. The Hearthstone Venture does not have a controlling financial interest in any of the Hearthstone Funds, however, the Hearthstone Venture has the ability to significantly influence the operating and financial policies of the Hearthstone Funds, and therefore it accounts for its investments in the funds using the equity method.
At September 30, 2025, the Hearthstone Venture’s investments in the Hearthstone Funds were $19.7 million, and it recognized $0.2 million in equity in earnings for the nine months ended September 30, 2025.

Several of the Hearthstone Funds utilize financing arrangements to partially fund the acquisition of land. The debt is non-recourse to the Hearthstone Venture other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
6.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at September 30, 2025, the Holding Company and its wholly owned subsidiary owned approximately 62.8% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 37.2% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar, GFFP, which in October 2024 acquired all of the interests previously owned by affiliates of Castlelake, L.P. (“Castlelake”), and an entity controlled by Emile Haddad, the Company’s Chairman Emeritus of the Board of Directors (the “Management Partner”).
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
During the nine months ended September 30, 2025 and 2024, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.
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
Tax distributions to the partners of the Operating Company for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management Partner	$448	$221	$448	$221
Other partners (excluding the Holding Company)	2,653	1,378	2,653	1,378
Total tax distributions	$3,101	$1,599	$3,101	$1,599
Generally, tax distributions are treated as advance distributions under the LPA and are taken into account when determining the amounts otherwise distributable under the LPA.
On October 13, 2025, the Management Partner exchanged 3,137,134 Class A Common Units of the Operating Company, and in exchange therefor, received 1,109,172 Class A common shares of the Holding Company. The remaining 2,027,962 Class A Common Units owned by the Management Partner were returned to the Operating Company in accordance with the dilution provisions of the LPA and were canceled.
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
Redeemable Noncontrolling Interest (San Francisco Class C units)
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos community facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C Units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At each of September 30, 2025 and December 31, 2024, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interests on the condensed consolidated balance sheets.
Redeemable Noncontrolling Interest (Hearthstone Venture)
Interests in the Hearthstone Venture include Class A Units and Class B Units of HRH. The Class A Units represent common equity interests that participate in profits and losses proportionately, while the Class B Units represent a separate class of nonvoting preferred interests. The Class B Units have a stated value of $1,000 per unit and accrue a preferred return at a rate equal to 10% per annum or less, as defined in HRH’s operating agreement. The Class B interests are entitled to receive distributions of unpaid preferred return and capital prior to any distributions to the Class A Unit members. At September 30, 2025, the Company held 75% of the outstanding Class A Units and other members of HRH held 25% of the outstanding Class A Units and 10,472 Class B Units representing 100% of the outstanding Class B Units. In the event HRH calls capital, the portion attributable to the Class A Units held by the other members will be satisfied by automatic conversion of Class B Units into Class A Units at a value of $1,000 per Class B Unit, until all Class B Units are fully converted.
The Class A Units and Class B Units held by other members of HRH are redeemable at the option of the Company or the other members after July 31, 2031, and upon the occurrence of certain events prior to July 31, 2031. The redemption value of the Class A Units will be fair market value as of the redemption date, while the redemption value of Class B Units will be equal to $1,000 per unit plus any unpaid preferred return. Class A Units and Class B Units held by other members are included in redeemable noncontrolling interests on the condensed consolidated balance sheets. The redeemable noncontrolling interests are measured at the greater of carrying amount or redemption value at each reporting date.
HRH consolidates subsidiary investment management entities (collectively, the “Hearthstone Professional Entities”). Each of the Hearthstone Professional Entities is governed by a limited liability company agreement under which HRH serves as managing member, and legacy members hold minority ownership interests. The legacy members are entitled to receive distributions of profits and fees generated from legacy investment and management activities, including certain promote fees, in accordance with the terms of their respective operating agreements. These distribution rights are limited to historical projects and diminish over time as the related investments in those projects are realized or liquidated. The legacy member interests will be fully redeemed once all distributions and allocations to which they are entitled have been made. The legacy member interests are included in redeemable noncontrolling interests on the condensed consolidated balance sheets.

The carrying amount of the Hearthstone Venture redeemable noncontrolling interests as of July 31, 2025, the Acquisition Date, and September 30, 2025 were as follows (in thousands):

	HRH Class A Unit Noncontrolling Interests	HRH Class B Unit Noncontrolling Interests	Hearthstone Professional Entities Noncontrolling Interests	Total Hearthstone Venture Redeemable Noncontrolling Interests
BALANCE - July 31, 2025	$19,188	$12,072	$12,982	$44,242
Hearthstone Venture net income allocation	162	188	—	350
Class B Unit conversions	1,600	(1,600)	—	—
Distributions and redemptions	—	—	(65)	(65)
BALANCE - September 30, 2025	$20,950	$10,660	$12,917	$44,527
7.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the payable pursuant to a tax receivable agreement (“TRA”). The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, FP LP, FPL and the Hearthstone Professional Entities, all of which have also been determined to be VIEs.
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
As of September 30, 2025, the San Francisco Venture had total combined assets of $1.47 billion, primarily comprised of $1.47 billion of inventories and $0.9 million in related party assets, and total combined liabilities of $70.2 million, including $64.1 million in related party liabilities.
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
The Company and the other members do not generally have an obligation to make capital contributions to the San Francisco Venture. In addition, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the San Francisco Venture. The Company does not guarantee any debt of the San Francisco Venture. However, the Operating Company has guaranteed the performance of payment by the San Francisco Venture in accordance with the redemption terms of the Class C units of the San Francisco Venture (see Note 6).
FP LP and FPL are VIEs because the other partners or members have disproportionately fewer voting rights, and substantially all of the activities of the entities are conducted on behalf of the other partners or members and their related parties. The Operating Company, or a wholly owned subsidiary of the Operating Company, is the primary beneficiary of FP LP and FPL.
As of September 30, 2025, FP LP and FPL had total combined assets of $1.1 billion, primarily comprised of $979.6 million of inventories, $6.5 million of intangibles and $66.6 million in related party assets, and total combined liabilities of $60.5 million, including $59.6 million in accounts payable and other liabilities and $0.8 million in related party liabilities.

As of December 31, 2024, FP LP and FPL had total combined assets of $1.0 billion, primarily comprised of $876.2 million of inventories, $9.0 million of intangibles and $100.8 million in related party assets, and total combined liabilities of $62.0 million, including $61.1 million in accounts payable and other liabilities and $0.8 million in related party liabilities.
The Hearthstone Professional Entities are VIEs, as the other members of such entities, either individually or as a group, are not able to exercise kick-out rights and do not hold substantive participating rights. HRH is the primary beneficiary of the Hearthstone Professional Entities, and as of September 30, 2025, the total combined assets of the Hearthstone Professional Entities were $30.8 million, primarily comprised of investments in the Hearthstone Funds, and total combined liabilities were $0.3 million.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the nine months ended September 30, 2025 and 2024, there were no VIEs that were deconsolidated.
8.    INTANGIBLE ASSETS, NET—RELATED PARTY
Intangible assets consist of (i) the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture and (ii) identifiable intangible assets acquired in connection with the acquisition of the Hearthstone Venture (see Note 3). The intangible assets acquired through the Hearthstone Venture acquisition include (i) investor relationships representing established relationships with institutional investors and capital partners that are expected to contribute recurring fee revenues and (ii) joint venture projects representing contractual rights to earn management and performance fees from existing residential financing and development arrangements. The incentive compensation intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received, while the Hearthstone Venture intangible assets will be amortized on a straight-line basis over an estimated useful life of seven years.
The carrying amount and accumulated amortization of the intangible assets as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Hearthstone Intangible Assets	$13,672	$(326)	$13,346	$—	$—	$—
Great Park A&R DMA Incentive Compensation	129,705	(123,188)	6,517	129,705	(120,668)	9,037
	$143,377	$(123,514)	$19,863	$129,705	$(120,668)	$9,037
Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $0.8 million and $2.5 million for the three and nine months ended September 30, 2025, respectively, and $2.2 million and $13.7 million for the three and nine months ended September 30, 2024, respectively. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Great Park segment.
Intangible asset amortization expense for the Hearthstone Venture intangible assets was $0.3 million for the three and nine months ended September 30, 2025. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Hearthstone segment.

9.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Related Party Assets:
Contract assets (see Note 4)	$75,478	$100,793
Other	2,716	877
	$78,194	$101,670
Related Party Liabilities:
Reimbursement obligation	$64,066	$62,057
Accrued advisory fees	—	125
Other	1,278	1,115
	$65,344	$63,297
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
During the nine months ended September 30, 2025 and 2024, the Great Park Venture made incentive compensation payments of $52.3 million and $23.2 million, respectively, to the Company. Additionally, during the nine months ended September 30, 2024, the Company received $1.8 million in incentive compensation payments attributed to Legacy Interests which were distributed to the holders of the Management Company’s Class B interests. As of December 31, 2024, the holders of the Management Company’s Class B interests had no further distribution rights.
At September 30, 2025 and December 31, 2024, included in contract assets in the table above is $65.7 million and $99.2 million, respectively, attributed to incentive compensation revenue recognized but not yet due (see Note 4). Management fee revenues under the A&R DMA are included in management services—related party in the accompanying condensed consolidated statements of operations and are included in the Great Park segment. Management fee revenues under the A&R DMA were $9.4 million and $28.9 million for the three and nine months ended September 30, 2025, respectively, and $15.9 million and $74.7 million for the three and nine months ended September 30, 2024, respectively.
Operating Agreements with Hearthstone Funds (Performance Fee Contract Asset)
The Hearthstone Venture manages the operations and investments of the Hearthstone Funds and is entitled to receive asset management fees and in some cases performance fees from those funds upon the achievement of certain performance hurdles. At September 30, 2025, included in contract assets in the table above is $8.9 million attributed to performance fee revenue recognized but not yet due (see Note 3).

10.    NOTES PAYABLE, NET
At September 30, 2025 and December 31, 2024, notes payable, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
8.000% Senior Notes due 2030	$450,000	$—
10.500% initial rate Senior Notes due 2028	—	523,494
7.875% Senior Notes due 2025	1,500	1,500
Unamortized premium	—	2,591
Unamortized debt issuance costs	(6,967)	(1,848)
	$444,533	$525,737
Senior Notes
After completing an exchange offer in January 2024, the Operating Company and Five Point Capital Corp., a direct wholly owned subsidiary of the Operating Company (the “Co-Issuer” and, together with the Operating Company, the “Issuers”), had two tranches of unsecured senior notes outstanding, which included the 10.500% initial rate senior notes due January 2028 (“2028 Notes”) and the unexchanged portion of the 7.875% senior notes due November 2025.
On September 25, 2025, the Issuers offered, sold and issued $450.0 million aggregate principal amount of 8.000% unsecured senior notes due October 1, 2030 (the “2030 Notes”). Net proceeds from the offering, after underwriting fees and offering expenses, were $444.0 million. The Company incurred an additional $1.0 million in third party transaction and advisory costs in connection with the offering, resulting in aggregate debt issuance costs of $7.0 million. The 2030 Notes accrue interest at a rate of 8.000% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on April 1 and October 1, commencing April 1, 2026. The 2030 Notes are guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Operating Company and are redeemable at the option of the Issuers, in whole or in part, at a declining call premium as set forth in the indenture governing the 2030 Notes, plus accrued and unpaid interest.
Also on September 25, 2025, the Issuers used the net proceeds from the issuance of the 2030 Notes, together with cash on hand, to (i) purchase $471.5 million in principal amount of the $523.5 million outstanding 2028 Notes that were validly tendered pursuant to a cash tender offer (the “Concurrent Tender Offer”) and (ii) redeem $52.0 million in principal amount of the remaining 2028 Notes that were not purchased in the Concurrent Tender Offer by concurrently delivering and irrevocably depositing amounts with the indenture trustee (the “Trust Amounts”) sufficient to fund the payment of the principal amount and interest due on November 15, 2025, the redemption date. After the deposit of such Trust Amounts, the indenture governing the 2028 Notes was satisfied and discharged in accordance with its terms. The Company recognized a loss on debt extinguishment totaling $1.8 million in connection with the refinancing.
Revolving Credit Facility
The Operating Company had a $125.0 million unsecured revolving credit facility, with $100.0 million of the commitments maturing in July 2027 and the remaining $25.0 million commitment maturing in April 2026. Any borrowings under the revolving credit agreement were to bear interest at CME Term Secured Overnight Financing Rate 1 Month increased by 0.10% plus a margin of either 2.25% or 2.50% based on the Company’s leverage ratio. As of September 30, 2025, no borrowings or letters of credit were outstanding on the Operating Company’s revolving credit facility.
On October 21, 2025, the Operating Company entered into the second amendment to its amended and restated credit agreement for its unsecured revolving credit facility, which, among other things, extended the maturity date as well as increased the total borrowing capacity. The maturity date has been extended to July 2029, with one option to extend the maturity date by an additional year, subject to the satisfaction of certain conditions, including the approval of the administrative agent and lenders, and the total borrowing capacity has been increased from $125.0 million to $217.5 million. Any borrowings under the amended revolving credit agreement will bear interest at CME Term Secured Overnight Financing Rate 1 Month plus a margin of either 2.25% or 2.50% based on the Company's leverage ratio.
11.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At September 30, 2025 and December 31, 2024, the Company’s condensed consolidated balance sheets included liabilities of $173.8 million and $173.4 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. No TRA payments were made during the nine months ended September 30, 2025 or 2024.

12.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business. The operations of the Company are conducted through the Operating Company and its subsidiaries, and in some cases, the Holding Company will guarantee the payment by or performance of the Operating Company or its subsidiaries. The Company has operating leases for its corporate office and other facilities and the Holding Company is a guarantor to some of these lease agreements. Operating lease right-of-use assets are included in other assets and operating lease liabilities are included in accounts payable and other liabilities on the condensed consolidated balance sheets and were as follows as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$11,842	$12,973
Operating lease liabilities	$10,330	$10,980
In addition to operating lease payment guarantees, the Holding Company had other contractual payment guarantees as of September 30, 2025 totaling $4.8 million.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain of the Company’s development obligations. The Company had outstanding performance bonds of $361.2 million and $375.8 million as of September 30, 2025 and December 31, 2024, respectively.
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
At each of September 30, 2025 and December 31, 2024, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Letters of Credit
At each of September 30, 2025 and December 31, 2024, the Company had outstanding letters of credit totaling $1.0 million. These letters of credit were issued to secure various development and financial obligations. At each of September 30, 2025 and December 31, 2024, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under certain of the letters of credit agreements.
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
13.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$47,392	$26,549
Cash paid for income taxes	$3,904	$2,505
Noncash lease expense	$2,197	$2,087

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to liability recognized under TRA	$425	$143
Senior Notes due 2025 exchanged for Senior Notes due 2028 (see Note 10)	$—	$523,500
Accrued financing costs	$1,174	$—
Accrued Hearthstone Venture acquisition consideration	$162	$—
Noncash lease expense is included within the depreciation and amortization adjustment to net income on the Company’s condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$351,127	$224,521
Restricted cash and certificates of deposit	992	992
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$352,119	$225,513
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
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of September 30, 2025, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers and management services provided by the Company to the Great Park Venture.
• Hearthstone—includes the Hearthstone Venture residential asset and investment management platform focused on acquiring, developing, and managing residential land and lot option programs across multiple U.S. markets. The Hearthstone segment derives revenues from management and performance fees earned for providing real estate investment management services to residential land development ventures or funds.

Segment operating results and reconciliations to the Company’s consolidated balances for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30, 2025
	Valencia	San Francisco	Great Park	Hearthstone	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$486	$176	$282,504	$3,394	$286,560	$(273,072)	$—	$—	$13,488
Less:
Cost of land sales	—	—	64,883	—	64,883	(64,883)	—	—	—
Management services	—	—	2,714	2,741	5,455	—	—	—	5,455
Selling, general, and administrative	2,230	1,156	2,532	—	5,918	(2,532)	—	10,908	14,294
Management fees-related party	—	—	6,138	—	6,138	(6,138)	—	—	—
Other segment items(3)	1,623	(3)	(2,115)	(181)	(676)	2,115	(69,548)	6,134	(61,975)
Segment profit (loss) / Net income (loss)	(3,367)	(977)	208,352	834	204,842	(201,634)	69,548	(17,042)	55,714
Other segment disclosures:
Depreciation and amortization	13	—	813	326	1,152	—	—	56	1,208
Interest income	—	3	2,115	7	2,125	(2,115)	—	4,474	4,484
Expenditures for long-lived assets, net(4)	33,174	14,582	26,970	—	74,726	(26,970)	—	—	47,756
(1) Represents the removal of the Great Park Venture operating results, which are included in the Great Park segment operating results at 100% of its historical basis, but are not included in the Company’s consolidated results as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (see Note 5), the Company’s commercial segment is no longer operating. The Company has reported the equity in earnings from the Company’s investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax provision of $9.2 million, loss on debt extinguishment and equity in earnings from the Gateway Commercial Venture.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs and equity in earnings from unconsolidated entities.
• San Francisco—interest income.
• Great Park—interest income.
• Hearthstone—interest income and equity in earnings from Hearthstone Funds.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the three months ended September 30, 2025, San Francisco’s net expenditures include $0.5 million and Great Park Venture’s net expenditures include $8.7 million in inventory cost reimbursements and recoveries received.

	Three Months Ended September 30, 2024
	Valencia	San Francisco	Great Park	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$812	$171	$77,427	$78,410	$(61,512)	$—	$115	$17,013
Less:
Cost of land sales	—	—	8,088	8,088	(8,088)	—	—	—
Management services	—	—	4,256	4,256	—	—	—	4,256
Selling, general, and administrative	2,407	1,232	3,144	6,783	(3,144)	—	8,272	11,911
Management fees-related party	—	—	18,790	18,790	(18,790)	—	—	—
Other segment items(3)	996	(19)	(1,912)	(935)	1,912	(12,088)	(378)	(11,489)
Segment profit (loss) / Net income (loss)	(2,591)	(1,042)	45,061	41,428	(33,402)	12,088	(7,779)	12,335
Other segment disclosures:
Depreciation and amortization	25	—	2,193	2,218	—	—	63	2,281
Interest income	—	19	1,912	1,931	(1,912)	—	2,576	2,595
Expenditures for long-lived assets, net(4)	31,150	16,843	20,677	68,670	(20,677)	—	—	47,993
(1) Represents the removal of the Great Park Venture operating results, which are included in the Great Park segment operating results at 100% of its historical basis, but are not included in the Company’s consolidated results as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (see Note 5), the Company’s commercial segment is no longer operating. The Company has recast the segment presentation for the comparative prior period to report the equity in loss from the Company’s investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax provision of $1.9 million and equity in loss from the Gateway Commercial Venture.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs and equity in earnings from unconsolidated entities.
• San Francisco—interest income.
• Great Park—interest income.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the three months ended September 30, 2024, Valencia’s net expenditures include $0.2 million, San Francisco’s net expenditures include $0.5 million and Great Park Venture’s net expenditures include $14.6 million in inventory cost reimbursements and recoveries received.

	Nine Months Ended September 30, 2025
	Valencia	San Francisco	Great Park	Hearthstone	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$1,260	$522	$659,659	$3,394	$664,835	$(630,717)	$—	$—	$34,118
Less:
Cost of land sales	—	—	151,121	—	151,121	(151,121)	—	—	—
Management services	—	—	8,105	2,741	10,846	—	—	—	10,846
Selling, general, and administrative	8,629	3,534	7,073	—	19,236	(7,073)	—	32,482	44,645
Management fees-related party	—	—	21,749	—	21,749	(21,749)	—	—	—
Other segment items(3)	3,662	(20)	(5,517)	(181)	(2,056)	5,517	(157,094)	7,384	(146,249)
Segment profit (loss) / Net income (loss)	(11,031)	(2,992)	477,128	834	463,939	(456,291)	157,094	(39,866)	124,876
Other segment disclosures:
Depreciation and amortization	38	—	2,520	326	2,884	—	—	180	3,064
Interest income	—	20	5,517	7	5,544	(5,517)	—	13,474	13,501
Expenditures for long-lived assets(4)	103,566	46,805	62,933	—	213,304	(62,933)	—	—	150,371
(1) Represents the removal of the Great Park Venture operating results, which are included in the Great Park segment operating results at 100% of its historical basis, but are not included in the Company’s consolidated results as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (see Note 5), the Company’s commercial segment is no longer operating. The Company has reported the equity in earnings from the Company’s investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax provision of $20.1 million, loss on debt extinguishment and equity in earnings from the Gateway Commercial Venture.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs, miscellaneous other income and equity in earnings from unconsolidated entities.
• San Francisco—interest income.
• Great Park—interest income.
• Hearthstone—interest income and equity in earnings from Hearthstone Funds.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the nine months ended September 30, 2025, Valencia’s net expenditures include $1.8 million, San Francisco’s net expenditures include $1.1 million and Great Park Venture’s net expenditures include $37.7 million in inventory cost reimbursements and recoveries received.

	Nine Months Ended September 30, 2024
	Valencia	San Francisco	Great Park	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$2,598	$507	$368,272	$371,377	$(293,593)	$—	$356	$78,140
Less:
Cost of land sales	—	—	67,062	67,062	(67,062)	—	—	—
Management services	—	—	19,467	19,467	—	—	—	19,467
Selling, general, and administrative	8,116	3,661	8,708	20,485	(8,708)	—	25,236	37,013
Management fees-related party	—	—	91,422	91,422	(91,422)	—	—	—
Other segment items(3)	3,558	(51)	(5,062)	(1,555)	5,062	(45,218)	6,726	(34,985)
Segment profit (loss) / Net income (loss)	(9,076)	(3,103)	186,675	174,496	(131,463)	45,218	(31,606)	56,645
Other segment disclosures:
Depreciation and amortization	25	—	13,735	13,760	—	—	234	13,994
Interest income	—	51	5,062	5,113	(5,062)	—	8,524	8,575
Expenditures for long-lived assets(4)	80,859	46,374	(7,524)	119,709	7,524	—	—	127,233
(1) Represents the removal of the Great Park Venture operating results, which are included in the Great Park segment operating results at 100% of its historical basis, but are not included in the Company’s consolidated results as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (see Note 5), the Company’s commercial segment is no longer operating. The Company has recast the segment presentation for the comparative prior period to report the equity in earnings from the Company’s investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax provision of $8.7 million, Senior Notes exchange costs and equity in loss from the Gateway Commercial Venture.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs and equity in earnings from unconsolidated entities.
• San Francisco—interest income.
• Great Park—interest income.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the nine months ended September 30, 2024, Valencia’s net expenditures include $0.4 million, San Francisco’s net expenditures include $1.1 million and Great Park Venture’s net expenditures include $156.8 million in inventory cost reimbursements and recoveries received.

Segment assets and reconciliations to the Company’s consolidated balances at September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025		December 31, 2024
	Segment assets	Inventory assets	Segment assets	Inventory assets
Valencia	$1,015,341	$979,641	$914,583	$876,172
San Francisco	1,470,101	1,468,712	1,424,819	1,421,908
Great Park	474,297	187,606	670,906	274,738
Hearthstone	120,423	—	—	—
Total reportable segments	3,080,162	2,635,959	3,010,308	2,572,818
Removal of Great Park Venture(1)	(401,984)	(187,606)	(562,598)	(274,738)
Add investment in Great Park Venture	114,749	—	151,647	—
Corporate and unallocated(2)	392,355	—	477,060	—
Total Consolidated	$3,185,282	$2,448,353	$3,076,417	$2,298,080
(1) Represents the removal of the Great Park Venture balances, which are included in the Great Park segment balances at 100% of its historical basis, but are not included in the Company’s balances as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (see Note 5), the Company’s commercial segment is no longer operating. The Company has recast the segment presentation for the comparative prior period to report the Company’s investment in the Gateway Commercial Venture within the corporate and unallocated column in the table above.
(2) Corporate and unallocated assets consist of cash and cash equivalents, investment in the Gateway Commercial Venture, leasehold improvements, ROU assets, prepaid expenses and deferred financing costs.
15.     SHARE-BASED COMPENSATION
The following table summarizes share-based equity compensation activity for the nine months ended September 30, 2025:

	Share-Based Awards (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2025	6,403	$2.00
Granted	4,404	$3.08
Forfeited	(1,146)	$1.16
Vested	(789)	$3.08
Nonvested at September 30, 2025	8,872	$2.54
Share-based compensation expense was $2.6 million and $5.5 million for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2024, respectively. Share-based compensation expense is included in selling, general, and administrative expenses on the accompanying condensed consolidated statements of operations.
The estimated fair value at vesting of share-based awards that vested during the nine months ended September 30, 2025 was $4.2 million. During the nine months ended September 30, 2025 and 2024, the Company reacquired vested restricted Class A common shares for $1.8 million and $0.8 million, respectively, for the purpose of settling tax withholding obligations of employees. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.

16.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The components of net periodic benefit for the three and nine months ended September 30, 2025 and 2024, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net periodic benefit:
Interest cost	$171	$191	$507	$575
Expected return on plan assets	(198)	(229)	(601)	(687)
Amortization of net actuarial loss	19	14	44	41
Net periodic benefit	$(8)	$(24)	$(50)	$(71)
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
During the three and nine months ended September 30, 2025, the Company recorded a $9.2 million and $20.1 million provision for income taxes, respectively, on pre-tax income of $64.9 million and $144.9 million, respectively. In the three and nine months ended September 30, 2024, the Company recorded a $1.9 million and $8.7 million provision for income taxes, respectively, on pre-tax income of $14.2 million and $65.4 million, respectively.
The effective tax rates for both the nine months ended September 30, 2025 and 2024 differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the disallowance of executive compensation expenses not deductible for tax and the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which includes a broad range of tax reform provisions affecting businesses. There was no material impact on the Company’s condensed consolidated financial statements as a result of the legislation for the nine months ended September 30, 2025.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both September 30, 2025 and December 31, 2024.

The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At September 30, 2025, the estimated fair value of notes payable, net was $459.4 million, compared to a carrying value of $444.5 million. At December 31, 2024, the estimated fair value of notes payable, net was $534.8 million, compared to a carrying value of $525.7 million. During the three and nine months ended September 30, 2025 and 2024, the Company had no assets, other than those items related to the Hearthstone acquisition (see Note 3), that were measured at fair value on a nonrecurring basis.
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
No distributions on common shares were declared for the three and nine months ended September 30, 2025 or 2024.
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

The following table summarizes the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to the Company	$21,071	$4,756	$47,675	$21,804
Adjustments to net income attributable to the Company	—	—	9	(7)
Net income attributable to common shareholders	$21,071	$4,756	$47,684	$21,797
Numerator—basic common shares:
Net income attributable to common shareholders	$21,071	$4,756	$47,684	$21,797
Less: net income allocated to participating securities	19	5	43	31
Allocation of basic net income among common shareholders	$21,052	$4,751	$47,641	$21,766
Numerator for basic net income available to Class A common shareholders	$21,045	$4,749	$47,625	$21,759
Numerator for basic net income available to Class B common shareholders	$7	$2	$16	$7
Numerator—diluted common shares:
Net income attributable to common shareholders	$21,071	$4,756	$47,684	$21,797
Reallocation of income from dilutive potential securities	21,495	5,109	48,813	23,480
Less: net income allocated to participating securities	18	5	40	30
Allocation of diluted net income among common shareholders	$42,548	$9,860	$96,457	$45,247
Numerator for diluted net income available to Class A common shareholders	$42,541	$9,858	$96,441	$45,240
Numerator for diluted net income available to Class B common shareholders	$7	$2	$16	$7
Denominator:
Basic weighted average Class A common shares outstanding	69,796,339	69,279,028	69,692,349	69,192,620
Diluted weighted average Class A common shares outstanding	149,430,920	146,565,417	149,267,968	146,394,307
Basic and diluted weighted average Class B common shares outstanding	79,233,544	79,233,544	79,233,544	79,233,544
Basic earnings per share:
Class A common shares	$0.30	$0.07	$0.68	$0.31
Class B common shares	$0.00	$0.00	$0.00	$0.00
Diluted earnings per share:
Class A common shares	$0.28	$0.07	$0.65	$0.31
Class B common shares	$0.00	$0.00	$0.00	$0.00

Anti-dilutive potential RSUs	—	—	—	—
Anti-dilutive potential Performance RSUs	4,489,097	4,107,889	4,489,097	4,107,889
Anti-dilutive potential Restricted Shares (weighted average)	—	—	—	—
Anti-dilutive potential Class A common shares from exchanges (weighted average)	3,137,134	3,137,134	3,137,134	3,137,134
20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $1.5 million and $1.5 million at September 30, 2025 and December 31, 2024, respectively, net of tax benefits of $0.3 million and $0.3 million, respectively. Accumulated other comprehensive loss of $0.7 million and $0.8 million is included in noncontrolling interests at September 30, 2025 and December 31, 2024, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net income attributable to the Company related to amortization of net actuarial losses were approximately $21,000, net of taxes, for each of the nine months ended September 30, 2025 and 2024, and are included in miscellaneous other income (expense) in the accompanying condensed consolidated statements of operations.

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
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of September 30, 2025, approximately 62.8% of the operating company. The operating company directly or indirectly owns equity interests in:
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
•Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which provide development management services for the Great Park Neighborhoods; and
•Hearthstone Residential Holdings, LLC (the “Hearthstone Venture”), which is primarily engaged in the residential land banking business. We acquired a controlling financial interest in the Hearthstone Venture on July 31, 2025.
The operating company consolidates and controls the management of all of these entities except for the Great Park Venture and the Gateway Commercial Venture. The operating company owns a 37.5% percentage interest in the Great Park Venture and a 75% interest in the Gateway Commercial Venture and accounts for its interest in both using the equity method.

Operational Highlights
We generated consolidated net income of $55.7 million for the three months ended September 30, 2025, compared to net income of $12.3 million for the three months ended September 30, 2024. Our net income for the quarter was largely driven by incentive compensation revenue recognized and equity in earnings from the Great Park Venture. We also continued to focus on execution of key operating priorities, including generating revenue and positive cash flow, controlling our selling, general and administrative (“SG&A”) costs, managing our capital spend to match near-term revenue opportunities, and seeking growth opportunities through strategic relationships. At September 30, 2025, we had $351.1 million in cash and $125.0 million available under our revolving credit facility, giving us total liquidity of $476.1 million.
During the third quarter of 2025, the new home market continued to face headwinds from high interest rates and affordability challenges. Although we did not have any land sales at our Valencia community during the third quarter, demand from builders for land at our Great Park Neighborhoods community continued to be resilient. We believe that the chronic housing supply shortage in the California markets in which our communities are located will help sustain interest from homebuyers and homebuilders in our communities.
The Great Park Venture, in which we have a 37.5% percentage interest and manage all aspects of the development cycle, closed land sales to four builders consisting of 326 homesites totaling 26.6 acres at the Great Park Neighborhoods in the third quarter of 2025 for an aggregate base purchase price of $257.7 million. Guest builders sold a total of 187 homes at the Great Park Neighborhoods during the third quarter of 2025, compared to 112 homes during the second quarter of 2025. As of September 30, 2025, the Great Park Venture had 246 homesites under contract with home builders, which are expected to close either in the fourth quarter of 2025 or by mid-2026.
We did not close any land sales at Valencia during the quarter, but we continue to work with our homebuilding and commercial partners to appropriately balance and optimize revenue opportunities in light of current market conditions. We currently expect to close a commercial sale in Valencia in the fourth quarter of 2025 and are working with builders on two residential land sales that are expected to close in 2026. At Valencia, our guest builders sold 50 homes during the third quarter of 2025, compared to 47 homes during the second quarter of 2025.
In July 2025, we closed the acquisition of a 75% interest in a new land banking venture (the “Hearthstone Venture”) that holds substantially all of the assets associated with the residential asset and investment management business of Hearthstone, Inc., a provider of capital solutions to the U.S. homebuilding industry, for an aggregate cash purchase price of $57.6 million. This acquisition represents a strategic partnership designed to expand access to flexible, off-balance sheet capital for homebuilders pursuing land-light strategies.
In September 2025, we issued $450.0 million in senior notes that are due October 2030 and accrue interest at a rate of 8.000% per annum. The net proceeds from the offering plus cash on hand were used to either purchase or redeem all of our $523.5 million existing 10.500% initial rate senior notes due January 2028. In addition, shortly after the end of the third quarter, we increased the total borrowing capacity under our revolving credit facility from $125.0 million to $217.5 million and extended the maturity date of the facility to July 2029.
Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.

The following table summarizes our consolidated historical results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$(12)	$372	$70	$1,214
Land sales—related party	—	—	—	—
Management services—related party	12,826	16,030	32,336	75,035
Operating properties	674	611	1,712	1,891
Total revenues	13,488	17,013	34,118	78,140
Costs and expenses
Land sales	—	—	—	—
Management services	5,455	4,256	10,846	19,467
Operating properties	1,631	1,231	4,891	4,099
Selling, general, and administrative	14,294	11,911	44,645	37,013
Total costs and expenses	21,380	17,398	60,382	60,579
Other income (expense)
Interest income	4,484	2,595	13,501	8,575
Loss on debt extinguishment	(1,824)	—	(1,824)	—
Miscellaneous	8	24	804	(5,857)
Total other income	2,668	2,619	12,481	2,718
Equity in earnings from unconsolidated entities	70,137	11,987	158,721	45,071
Income before income tax provision	64,913	14,221	144,938	65,350
Income tax provision	(9,199)	(1,886)	(20,062)	(8,705)
Net income	55,714	12,335	124,876	56,645
Less net income attributable to noncontrolling interests	34,643	7,579	77,201	34,841
Net income attributable to the company	$21,071	$4,756	$47,675	$21,804
Three Months Ended September 30, 2025 and 2024
Revenues. Revenues decreased by $3.5 million, or 20.7%, to $13.5 million for the three months ended September 30, 2025, from $17.0 million for the three months ended September 30, 2024. The decrease in revenues was primarily due to a decrease in management services revenue at our Great Park segment, partially offset by management services revenue recognized at our new Hearthstone segment during the three months ended September 30, 2025.
Cost of management services. Cost of management services increased by $1.2 million, or 28.2%, to $5.5 million for the three months ended September 30, 2025, from $4.3 million for the three months ended September 30, 2024. The increase was primarily due to the cost of management services recognized at our new Hearthstone segment, partially offset by a decrease in intangible asset amortization expense at our Great Park segment.
Selling, general, and administrative. SG&A expenses increased by $2.4 million, or 20.0%, to $14.3 million for the three months ended September 30, 2025, from $11.9 million for the three months ended September 30, 2024. The increase was mainly attributable to costs associated with our acquisition of the Hearthstone Venture and an increase in corporate general and administrative expenses including share-based compensation expense.
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
Equity in earnings from unconsolidated entities was $70.1 million for the three months ended September 30, 2025, an increase from equity in earnings of $12.0 million for the three months ended September 30, 2024. Equity in earnings for the three months ended September 30, 2025 and 2024 was primarily a result of recognizing our share of the net income generated by the Great Park Venture from land sales during each quarter.

Income taxes. Pre-tax income of $64.9 million for the three months ended September 30, 2025 resulted in a $9.2 million tax provision. Pre-tax income of $14.2 million for the three months ended September 30, 2024 resulted in a $1.9 million tax provision. We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at September 30, 2025, it was more likely than not that the net deferred tax asset would be realizable, and we had no valuation allowance recorded. Our effective tax rate for the three months ended September 30, 2025 was substantially similar to our effective tax rate for the three months ended September 30, 2024.
Net income attributable to noncontrolling interests. Until exchanged for our Class A common shares or, at our election, cash, noncontrolling interests represent interests held by other partners in the operating company and members of the San Francisco Venture. Redeemable noncontrolling interests that contain features that may result in cash settlement include the interests held by other members in the Hearthstone Venture and its subsidiaries and Class C interests in the San Francisco Venture. Net income attributable to the noncontrolling interests on the condensed consolidated statements of operations represents the portion of income or losses attributable to these interests in our subsidiaries.
Nine Months Ended September 30, 2025 and 2024
Revenues. Revenues decreased by $44.0 million, or 56.3%, to $34.1 million for the nine months ended September 30, 2025, from $78.1 million for the nine months ended September 30, 2024. The decrease in revenues was primarily due to a decrease in management services revenue at our Great Park segment, partially offset by management services revenue recognized at our new Hearthstone segment during the nine months ended September 30, 2025.
Cost of management services. Cost of management services decreased by $8.6 million, or 44.3%, to $10.8 million for the nine months ended September 30, 2025, from $19.5 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in intangible asset amortization expense at our Great Park segment, partially offset by the cost of management services recognized at our new Hearthstone segment.
Selling, general, and administrative. SG&A expenses increased by $7.6 million, or 20.6%, to $44.6 million for the nine months ended September 30, 2025, from $37.0 million for the nine months ended September 30, 2024. The increase was mainly attributable to an increase in corporate general and administrative expenses including share-based compensation expense and costs associated with our acquisition of the Hearthstone Venture and pursuing other growth opportunities.
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
Equity in earnings from unconsolidated entities was $158.7 million for the nine months ended September 30, 2025, an increase from equity in earnings of $45.1 million for the nine months ended September 30, 2024. Equity in earnings for the nine months ended September 30, 2025 and 2024 was primarily a result of recognizing our share of the net income generated by the Great Park Venture from land sales during each period.
Income taxes. Pre-tax income of $144.9 million for the nine months ended September 30, 2025 resulted in a $20.1 million tax provision. Pre-tax income of $65.4 million for the nine months ended September 30, 2024 resulted in a $8.7 million tax provision. We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at September 30, 2025, it was more likely than not that the net deferred tax asset would be realizable, and we had no valuation allowance recorded. Our effective tax rate for the nine months ended September 30, 2025 was substantially similar to our effective tax rate for the nine months ended September 30, 2024.
Net income attributable to noncontrolling interests. Until exchanged for our Class A common shares or, at our election, cash, noncontrolling interests represent interests held by other partners in the operating company and members of the San Francisco Venture. Redeemable noncontrolling interests that contain features that may result in cash settlement include the interests held by other members in the Hearthstone Venture and its subsidiaries and Class C interests in the San Francisco Venture. Net income attributable to the noncontrolling interests on the condensed consolidated statements of operations represents the portion of income or losses attributable to these interests in our subsidiaries.

Segment Results and Financial Information
Our reportable operating segments include our three community segments, Valencia, San Francisco and Great Park, and our Hearthstone segment:
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
•Our Hearthstone segment includes the operating results for the Hearthstone Venture, which owns and operates our residential asset and investment management platform. The operating results for the Hearthstone segment are presented from the acquisition date of July 31, 2025.
The following tables reconcile the results of operations of our segments to our consolidated results for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Valencia	San Francisco	Great Park	Hearthstone	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$(12)	$—	$273,072	$—	$273,060	$—	$273,060	$(273,072)	$(12)
Land sales—related party	—	—	—	—	—	—	—	—	—
Management services—related party(2)	—	—	9,432	3,394	12,826	—	12,826	—	12,826
Operating properties	498	176	—	—	674	—	674	—	674
Total revenues	486	176	282,504	3,394	286,560	—	286,560	(273,072)	13,488
COSTS AND EXPENSES:
Land sales	—	—	64,883	—	64,883	—	64,883	(64,883)	—
Management services(2)	—	—	2,714	2,741	5,455	—	5,455	—	5,455
Operating properties	1,631	—	—	—	1,631	—	1,631	—	1,631
Selling, general, and administrative	2,230	1,156	2,532	—	5,918	10,908	16,826	(2,532)	14,294
Management fees—related party	—	—	6,138	—	6,138	—	6,138	(6,138)	—
Total costs and expenses	3,861	1,156	76,267	2,741	84,025	10,908	94,933	(73,553)	21,380
OTHER INCOME (EXPENSE):
Interest income	—	3	2,115	7	2,125	4,474	6,599	(2,115)	4,484
Loss on extinguishment of debt	—	—	—	—	—	(1,824)	(1,824)	—	(1,824)
Miscellaneous	8	—	—	—	8	—	8	—	8
Total other income	8	3	2,115	7	2,133	2,650	4,783	(2,115)	2,668
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	—	—	—	174	174	415	589	69,548	70,137
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(3,367)	(977)	208,352	834	204,842	(7,843)	196,999	(132,086)	64,913
INCOME TAX PROVISION	—	—	—	—	—	(9,199)	(9,199)	—	(9,199)
SEGMENT (LOSS) PROFIT/NET INCOME	$(3,367)	$(977)	$208,352	$834	$204,842	$(17,042)	$187,800	$(132,086)	$55,714
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

	Three Months Ended September 30, 2024
	Valencia	San Francisco	Great Park	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$372	$—	$58,291	$58,663	$—	$58,663	$(58,291)	$372
Land sales—related party	—	—	3,221	3,221	—	3,221	(3,221)	—
Management services—related party(2)	—	—	15,915	15,915	115	16,030	—	16,030
Operating properties	440	171	—	611	—	611	—	611
Total revenues	812	171	77,427	78,410	115	78,525	(61,512)	17,013
COSTS AND EXPENSES:
Land sales	—	—	8,088	8,088	—	8,088	(8,088)	—
Management services(2)	—	—	4,256	4,256	—	4,256	—	4,256
Operating properties	1,231	—	—	1,231	—	1,231	—	1,231
Selling, general, and administrative	2,407	1,232	3,144	6,783	8,272	15,055	(3,144)	11,911
Management fees—related party	—	—	18,790	18,790	—	18,790	(18,790)	—
Total costs and expenses	3,638	1,232	34,278	39,148	8,272	47,420	(30,022)	17,398
OTHER INCOME:
Interest income	—	19	1,912	1,931	2,576	4,507	(1,912)	2,595
Miscellaneous	24	—	—	24	—	24	—	24
Total other income	24	19	1,912	1,955	2,576	4,531	(1,912)	2,619
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	211	—	—	211	(312)	(101)	12,088	11,987
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(2,591)	(1,042)	45,061	41,428	(5,893)	35,535	(21,314)	14,221
INCOME TAX PROVISION	—	—	—	—	(1,886)	(1,886)	—	(1,886)
SEGMENT (LOSS) PROFIT/NET INCOME	$(2,591)	$(1,042)	$45,061	$41,428	$(7,779)	$33,649	$(21,314)	$12,335
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

	Nine Months Ended September 30, 2025
	Valencia	San Francisco	Great Park	Hearthstone	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$70	$—	$630,717	$—	$630,787	$—	$630,787	$(630,717)	$70
Land sales—related party	—	—	—	—	—	—	—	—	—
Management services—related party(2)	—	—	28,942	3,394	32,336	—	32,336	—	32,336
Operating properties	1,190	522	—	—	1,712	—	1,712	—	1,712
Total revenues	1,260	522	659,659	3,394	664,835	—	664,835	(630,717)	34,118
COSTS AND EXPENSES:
Land sales	—	—	151,121	—	151,121	—	151,121	(151,121)	—
Management services(2)	—	—	8,105	2,741	10,846	—	10,846	—	10,846
Operating properties	4,891	—	—	—	4,891	—	4,891	—	4,891
Selling, general, and administrative	8,629	3,534	7,073	—	19,236	32,482	51,718	(7,073)	44,645
Management fees—related party	—	—	21,749	—	21,749	—	21,749	(21,749)	—
Total costs and expenses	13,520	3,534	188,048	2,741	207,843	32,482	240,325	(179,943)	60,382
OTHER INCOME (EXPENSE):
Interest income	—	20	5,517	7	5,544	13,474	19,018	(5,517)	13,501
Loss on extinguishment of debt	—	—	—	—	—	(1,824)	(1,824)	—	(1,824)
Miscellaneous	804	—	—	—	804	—	804	—	804
Total other income	804	20	5,517	7	6,348	11,650	17,998	(5,517)	12,481
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	425	—	—	174	599	1,028	1,627	157,094	158,721
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(11,031)	(2,992)	477,128	834	463,939	(19,804)	444,135	(299,197)	144,938
INCOME TAX PROVISION	—	—	—	—	—	(20,062)	(20,062)	—	(20,062)
SEGMENT (LOSS) PROFIT/NET INCOME	$(11,031)	$(2,992)	$477,128	$834	$463,939	$(39,866)	$424,073	$(299,197)	$124,876
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

	Nine Months Ended September 30, 2024
	Valencia	San Francisco	Great Park	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$1,214	$—	$273,747	$274,961	$—	$274,961	$(273,747)	$1,214
Land sales—related party	—	—	19,846	19,846	—	19,846	(19,846)	—
Management services—related party(2)	—	—	74,679	74,679	356	75,035	—	75,035
Operating properties	1,384	507	—	1,891	—	1,891	—	1,891
Total revenues	2,598	507	368,272	371,377	356	371,733	(293,593)	78,140
COSTS AND EXPENSES:
Land sales	—	—	67,062	67,062	—	67,062	(67,062)	—
Management services(2)	—	—	19,467	19,467	—	19,467	—	19,467
Operating properties	4,099	—	—	4,099	—	4,099	—	4,099
Selling, general, and administrative	8,116	3,661	8,708	20,485	25,236	45,721	(8,708)	37,013
Management fees—related party	—	—	91,422	91,422	—	91,422	(91,422)	—
Total costs and expenses	12,215	3,661	186,659	202,535	25,236	227,771	(167,192)	60,579
OTHER INCOME (EXPENSE):
Interest income	—	51	5,062	5,113	8,524	13,637	(5,062)	8,575
Miscellaneous	71	—	—	71	(5,928)	(5,857)	—	(5,857)
Total other income	71	51	5,062	5,184	2,596	7,780	(5,062)	2,718
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	470	—	—	470	(617)	(147)	45,218	45,071
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(9,076)	(3,103)	186,675	174,496	(22,901)	151,595	(86,245)	65,350
INCOME TAX PROVISION	—	—	—	—	(8,705)	(8,705)	—	(8,705)
SEGMENT (LOSS) PROFIT/NET INCOME	$(9,076)	$(3,103)	$186,675	$174,496	$(31,606)	$142,890	$(86,245)	$56,645
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
Valencia Segment
Our Valencia property consists of approximately 15,000 acres in northern Los Angeles County and can include up to approximately 21,500 homesites and approximately 11.5 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The current communities under development in Valencia complement the neighboring communities that were previously developed by us. We began selling homesites in the first development area at Valencia in 2019, and as of September 30, 2025 we had sold 3,088 homesites.
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
Hearthstone Segment
We have a 75% controlling financial interest in the Hearthstone Venture, which operates our residential asset and investment management platform providing capital solutions to the U.S. homebuilding industry. The Hearthstone Venture manages investment funds and joint ventures focused on acquiring, developing, and managing residential land and lot option programs across multiple U.S. markets. The Hearthstone Venture receives asset management fees and under some arrangements may also receive performance fees when stipulated investor returns are achieved. We completed our acquisition of the Hearthstone Venture on July 31, 2025.
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
Great Park Neighborhoods consists of approximately 2,100 acres in Orange County and is being built around the approximately 1,300 acre Orange County Great Park, a metropolitan public park that is under construction. Great Park Neighborhoods can include up to approximately 10,500 homesites and approximately 4.9 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The Great Park Venture sold the first homesites in April 2013 and as of September 30, 2025 had sold 9,416 homesites (including 853 affordable homesites).
During the nine months ended September 30, 2025, the Great Park Venture made aggregate distributions of $517.3 million to holders of percentage interests, of which we received $194.0 million for our 37.5% percentage interest.
Three Months Ended September 30, 2025 and 2024
Land sales and related party land sales revenues. Land sales and related party land sales revenues increased to $273.1 million for the three months ended September 30, 2025, from $61.5 million for the three months ended September 30, 2024. The increase was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 326 homesites on 26.6 acres during the three months ended September 30, 2025, compared to the recognition of revenue from the sale of 12.8 acres of commercial land planned for retail uses at the Great Park Neighborhoods during the three months ended September 30, 2024. For the 2025 land sales, the base purchase price was $257.7 million, and 111 of the homesites were sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire the homesites in the future from the land bank entity. The base purchase price was $25.4 million for the 2024 land sales.

During the three months ended September 30, 2025 and 2024, revenues also included changes in estimates of variable consideration, including profit participation and price participation, from those amounts previously recorded by the Great Park Venture. During the three months ended September 30, 2025 and 2024, the Great Park Venture recognized $10.4 million and $6.0 million, respectively, in profit participation revenues. During the three months ended September 30, 2025 and 2024, the Great Park Venture recognized additional estimated variable consideration of $5.0 million and $30.0 million, respectively, related to prior period land sales for future price participation payments expected to be received when homes are sold to homebuyers. The increase in estimated variable consideration reflects updated pricing and absorption assumptions used to calculate expected price participation payments.
Cost of land sales. Cost of land sales for the three months ended September 30, 2025 and 2024 were $64.9 million and $8.1 million, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. In September 2024, the development management agreement with the Great Park Venture was renewed by mutual agreement of the parties through December 31, 2026 (the “second renewal term”). In connection with the extension under the second renewal term, the annual fixed base fee was increased to $13.5 million beginning in 2025, which reflects an increase from the $12.0 million annual fixed base fee for 2024. The incentive compensation provisions of the development management agreement remain unchanged through the second renewal term. The decrease in management services related party revenue was mainly attributable to a decrease in variable incentive compensation revenue recognized during the three months ended September 30, 2025, partially offset by the increase in the annual fixed base fee that began in 2025. For the three months ended September 30, 2025 and 2024, we recognized $6.1 million and $12.9 million, respectively, attributable to variable incentive compensation. For the three months ended September 30, 2024, incentive compensation revenue reflected the recording of a cumulative catch-up that resulted from changes in the estimate of the amount of incentive compensation we expected to be entitled to receive and constraints on the estimate. The incentive compensation revenue recognized during the three months ended September 30, 2025 do not include a significant cumulative catch-up and are mainly attributed to services provided during the period.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses decreased by $1.5 million, or 36.2%, to $2.7 million for the three months ended September 30, 2025, from $4.3 million for the three months ended September 30, 2024. The decrease was mainly attributable to a decrease in intangible asset amortization expense recognized during the three months ended September 30, 2025.
Selling, general, and administrative. SG&A expenses decreased by $0.6 million, or 19.5%, to $2.5 million for the three months ended September 30, 2025, from $3.1 million for the three months ended September 30, 2024. The decrease was mainly attributable to a decrease in marketing expenses and property maintenance expenses.
Management fees—related party. Management fees decreased by $12.7 million to $6.1 million for the three months ended September 30, 2025, from $18.8 million for the three months ended September 30, 2024. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The decrease in management fees—related party was mainly attributable to changes in the estimate of the amount of incentive compensation fees probable of being paid that resulted in a cumulative adjustment recognized during the three months ended September 30, 2025 that was lower than the cumulative adjustment recognized during the three months ended September 30, 2024, partially offset by the increase in base development management fees that began in 2025.

Nine Months Ended September 30, 2025 and 2024
Land sales and related party land sales revenues. Land sales and related party land sales revenues increased to $630.7 million for the nine months ended September 30, 2025, from $293.6 million for the nine months ended September 30, 2024. The increase was primarily attributable to the recognition of revenue from the sale of land at the Great Park Neighborhoods entitled for an aggregate of 733 homesites on 55.9 acres during the nine months ended September 30, 2025, compared to the recognition of revenue from the sale of 12.8 acres of commercial land planned for retail uses and land entitled for an aggregate of 187 homesites on 23.9 acres at the Great Park Neighborhoods during the nine months ended September 30, 2024. For the 2025 land sales, the base purchase price was $600.3 million, and 308 of the homesites were sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire the homesites in the future from the land bank entity. The base purchase price was $25.4 million and $170.7 million for the 2024 commercial land sales and homesite land sales, respectively.
During the nine months ended September 30, 2025 and 2024, revenues also included changes in estimates of variable consideration, including profit participation and price participation, from those amounts previously recorded by the Great Park Venture. During the nine months ended September 30, 2025 and 2024, the Great Park Venture recognized $17.1 million and $30.0 million, respectively, in profit participation revenues. During the nine months ended September 30, 2025 and 2024, the Great Park Venture recognized additional estimated variable consideration of $13.3 million and $66.6 million, respectively, related to prior period land sales for future price participation payments expected to be received when homes are sold to homebuyers. The increase in estimated variable consideration reflects updated pricing and absorption assumptions used to calculate expected price participation payments.
Cost of land sales. Cost of land sales for the nine months ended September 30, 2025 and 2024 were $151.1 million and $67.1 million, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. In connection with the extension under the second renewal term, the annual fixed base fee was increased to $13.5 million beginning in 2025, which reflects an increase from the $12.0 million annual fixed base fee for 2024. The incentive compensation provisions of the development management agreement remain unchanged through the second renewal term. The decrease in management services related party revenue was mainly attributable to a decrease in variable incentive compensation revenue recognized during the nine months ended September 30, 2025, partially offset by the increase in the annual fixed base fee that began in 2025. For the nine months ended September 30, 2025 and 2024, we recognized $18.8 million and $65.7 million, respectively, attributable to variable incentive compensation. For the nine months ended September 30, 2024, incentive compensation revenue reflected the recording of a cumulative catch-up that resulted from changes in the estimate of the amount of incentive compensation we expected to be entitled to receive and constraints on the estimate. The incentive compensation revenue recognized during the nine months ended September 30, 2025 do not include a significant cumulative catch-up and are mainly attributed to services provided during the period.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses decreased by $11.4 million, or 58.4%, to $8.1 million for the nine months ended September 30, 2025, from $19.5 million for the nine months ended September 30, 2024. The decrease was mainly attributable to a decrease in intangible asset amortization expense recognized during the nine months ended September 30, 2025.
Selling, general, and administrative. SG&A expenses decreased by $1.6 million, or 18.8%, to $7.1 million for the nine months ended September 30, 2025, from $8.7 million for the nine months ended September 30, 2024. The decrease was mainly attributable to a decrease in marketing expenses and property maintenance expenses.

Management fees—related party. Management fees decreased by $69.7 million to $21.7 million for the nine months ended September 30, 2025, from $91.4 million for the nine months ended September 30, 2024. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The decrease in management fees—related party was mainly attributable to changes in the estimate of the amount of incentive compensation fees probable of being paid that resulted in a cumulative adjustment recognized during the nine months ended September 30, 2025 that was lower than the cumulative adjustment recognized during the nine months ended September 30, 2024, partially offset by the increase in base development management fees that began in 2025.
The table below reconciles the Great Park segment results to the equity in earnings from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Segment profit from operations	$208,352	$45,061	$477,128	$186,675
Less net income of management company attributed to the Great Park segment	6,718	11,659	20,837	55,212
Net income of the Great Park Venture	201,634	33,402	456,291	131,463
The Company’s share of net income of the Great Park Venture	75,613	12,526	171,109	49,299
Basis difference amortization, net	(6,065)	(438)	(14,015)	(4,081)
Equity in earnings from the Great Park Venture	$69,548	$12,088	$157,094	$45,218
Liquidity and Capital Resources
As of September 30, 2025, we had $351.1 million of consolidated cash and cash equivalents, compared to $430.9 million at December 31, 2024. As of September 30, 2025, no funds had been drawn on and no letters of credit were outstanding on the operating company’s $125.0 million unsecured revolving credit facility. In October 2025, we extended the maturity date of our unsecured revolving credit facility to July 2029 and increased the total borrowing capacity to $217.5 million.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. Pursuant to a reimbursement deferral agreement, principal and interest payments under our related party reimbursement obligation are deferred through December 31, 2025. In September 2025, we issued $450.0 million in new 8.000% senior notes due October 2030. We used the net proceeds from the issuance of the new senior notes, together with cash on hand, to (i) purchase $471.5 million in principal amount of the $523.5 million outstanding 10.500% initial rate senior notes due 2028 (“2028 Notes”) that were validly tendered pursuant to a cash tender offer (the “Concurrent Tender Offer”) and (ii) redeem $52.0 million in principal amount of the remaining 2028 Notes that were not purchased in the Concurrent Tender Offer by concurrently delivering and irrevocably depositing amounts with the indenture trustee (the “Trust Amounts”) sufficient to fund the payment of the principal amount and interest due on November 15, 2025, the redemption date. After the deposit of such Trust Amounts, the indenture governing the 2028 Notes was satisfied and discharged in accordance with its terms.
The development stages of our communities continue to require significant cash outlays on both a short-term and long-term basis, and we expect to invest significant amounts on continued horizontal development at Valencia over the next 12 months. We manage our development activities and expenditures to coincide with projected demand for our residential and commercial land with the objective of maintaining an appropriate level of liquidity. At Hearthstone, we expect to make meaningful co-investment contributions to our existing and new lot option funds as we invest in growing the Hearthstone management platform over the next 12 months. We typically contribute a 1% co-investment alongside our capital partners. We expect to meet our cash requirements for at least the next 12 months with available cash, distributions from our unconsolidated entities, collection of development and asset management fees, including incentive compensation, under our development management agreement with the Great Park Venture, proceeds from land sales, reimbursements from public financing and access to financing sources, including our revolving credit facility.

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
We had outstanding performance bonds of $361.2 million as of September 30, 2025 predominantly related to our Valencia community.
At September 30, 2025, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.3 million.
Outstanding LOCs totaled $1.0 million at both September 30, 2025 and December 31, 2024. At both September 30, 2025 and December 31, 2024, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of September 30, 2025, no capacity under the revolving credit facility was used to support LOCs.
Several of the funds that the Hearthstone Venture manages utilize financing arrangements to partially fund the acquisition of land. The debt is non-recourse to the Hearthstone Venture other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
We are a party to a tax receivable agreement (“TRA”) with current and former holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of certain tax attributes. We expect the TRA payments to be substantial. However, the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company or Class A units of the San Francisco Venture, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax. As of September 30, 2025, there were no amounts expected to be payable in 2025 under the TRA. However, TRA payments associated with California state taxes may become payable between 2026 and 2028 as a result of the passage in June 2024 of California Senate Bill 167, which, in part, suspends the usage of California net operating loss deductions for tax years 2024 through 2026. The majority of TRA payments, however, are not expected to begin for the next several years.

Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating activities	$25,522	$(67,612)
Investing activities	(15,889)	41,208
Financing activities	(89,381)	(102,876)
Cash Flows from Operating Activities. Net cash provided by operating activities was $25.5 million for the nine months ended September 30, 2025, compared to $67.6 million net cash used in operating activities for the nine months ended September 30, 2024.
During the nine months ended September 30, 2025, we received incentive compensation payments of $52.3 million under our development management agreement with the Great Park Venture. Additionally, we received total distributions of $194.0 million from the Great Park Venture, of which $152.0 million is reflected as a return on our investment (operating activity) in the statement of cash flows with the balance reflected as an investing activity.
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
Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and SG&A costs. During the nine months ended September 30, 2025, we paid $47.4 million for interest due on our 7.875% senior notes due November 2025 and 10.500% initial rate senior notes due January 2028. Included in operating cash flows during the nine months ended September 30, 2025 is $1.2 million in acquisition costs incurred and paid in connection with the Hearthstone Venture acquisition.
During the nine months ended September 30, 2024, we made interest payments totaling $26.5 million for interest accrued through the settlement date on our 7.875% senior notes due November 2025 that were exchanged, in addition to interest incurred after the settlement date on our 10.500% initial rate senior notes due January 2028. The exchange of $523.5 million of our 7.875% senior notes for the 10.500% initial rate senior notes was accounted for as a debt modification under ASC 470-50. Under debt modification accounting, third party costs are expensed as incurred and reported as operating cash flows. Included in operating cash outflows during the nine months ended September 30, 2024 is $7.7 million in third party transaction and advisory costs incurred in connection with the senior notes exchange.
Cash Flows from Investing Activities. Net cash used in investing activities was $15.9 million for the nine months ended September 30, 2025, compared to $41.2 million net cash provided by investing activities for the nine months ended September 30, 2024.
During the nine months ended September 30, 2025, we received total distributions of $194.0 million from the Great Park Venture, of which $42.0 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity. During the nine months ended September 30, 2025, we paid $55.1 million, net of cash acquired, to acquire a 75% controlling financial interest in the Hearthstone Venture, and subsequent to the acquisition, we co-invested $4.9 million to funds managed by the Hearthstone Venture.
During the nine months ended September 30, 2024, we received total distributions of $86.2 million from the Great Park Venture, of which $41.0 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity.
Cash Flows from Financing Activities. Net cash used in financing activities was $89.4 million for the nine months ended September 30, 2025, compared to $102.9 million net cash used in financing activities for the nine months ended September 30, 2024.
During the nine months ended September 30, 2025, we issued $450.0 million in new 8.000% senior notes due October 2030 and paid debt issuance costs of $6.0 million. Using the net proceeds of the issuance, together with cash on hand, we used $528.5 million to either purchase or redeem and satisfy and discharge all of the existing 10.500% initial rate senior notes. We repaid $100.0 million of our existing 7.875% senior notes due November 2025 in connection with our exchange transaction during the nine months ended September 30, 2024.

For the nine months ended September 30, 2025 and 2024, in accordance with the operating company’s limited partnership agreement, we made noncontrolling interest tax distributions of $3.1 million and $1.6 million, respectively, and we used $1.8 million and $0.8 million, respectively, to net settle share-based compensation awards with employees for tax withholding purposes.
Changes in Capital Structure
During the nine months ended September 30, 2025, our 62.8% ownership percentage in the operating company increased slightly primarily due to our issuance of shared-based compensation in the form of 0.1 million restricted Class A common shares and 0.7 million restricted share units that were settled for Class A common shares, partially offset by our reacquisition of approximately 0.3 million of such Class A common shares from employees for income tax withholding purposes upon vesting. The issuances and settlements resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Class A units of the operating company:
Held by us	69,861,335	69,369,234
Held by noncontrolling interest members	41,363,271	41,363,271
	111,224,606	110,732,505
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	149,094,879	148,602,778
At September 30, 2025, we had 79,233,544 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed at our election for our Class A common shares or cash.
On October 13, 2025, Emile Haddad exchanged 3,137,134 Class A Common Units of the Operating Company, and in exchange therefor, received 1,109,172 Class A common shares of the Holding Company. The remaining 2,027,962 Class A Common Units owned by Emile Haddad were returned to the Operating Company in accordance with the dilution provisions of the Operating Company's partnership agreement and canceled.
Critical Accounting Estimates
Other than below, there have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2025 as compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Business Combinations
We account for businesses we acquire in accordance with Accounting Standards Codification Topic 805, Business Combinations. This methodology requires that assets acquired, liabilities assumed, and noncontrolling interests of the acquiree be recorded at their respective fair values on the date of acquisition.
The estimated fair value of the acquired assets, assumed liabilities, and noncontrolling interests requires significant judgments by management and are determined primarily by a discounted cash flow model. In forming such estimates, we make assumptions about revenue growth rates, margins, and customer attrition. In determining these assumptions, we utilize historical trends and data from the acquiree in addition to external market studies and trends, which generally include analysis of job and wage growth, mortgage interest rates, home prices and the supply, price and inflation rates of raw materials. The determination of fair value also requires discounting the estimated cash flows at a rate that we believe a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams.
We believe that the accounting related to business combinations is a critical accounting estimate because our determination of fair value uses significant judgments and estimates, including projected cash flows and selected discount rates.

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
As of September 30, 2025, we had outstanding consolidated net indebtedness of $444.5 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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

4.1
Indenture, dated as of September 25, 2025, among Five Point Operating Company, LP, Five Point Capital Corp., the Guarantors party thereto, and Computershare Trust Company, N.A., as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed on September 26, 2025 is incorporated herein by this reference).

10.1
Fourth Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated as of August 6, 2025, by and between CP Development Co., LLC and the Successor Agency to the Redevelopment Agency of the City and County of San Francisco (Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2025 is incorporated herein by this reference).

10.2
Second Amendment to Amended and Restated Credit Agreement, dated as of October 21, 2025, by and among Five Point Operating Company, LP, Zions Bancorporation, N.A. dba California Bank & Trust, as administrative agent and as a lender, and JPMorgan Chase Bank, N.A., CIBC Bank USA, Banc of California, and Comerica Bank, as lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on October 23, 2025 is incorporated herein by this reference).

10.3
Second Amended and Restated Credit Agreement, dated as of October 21, 2025, by and among Five Point Operating Company, LP, Zions Bancorporation, N.A. dba California Bank & Trust, as administrative agent and as a lender, and JPMorgan Chase Bank, N.A., CIBC Bank USA, Banc of California, and Comerica Bank, as lenders (Exhibit 10.2 to the Current Report on Form 8-K filed on October 23, 2025 is incorporated herein by this reference).

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

Date: October 30, 2025