Form 10-K
period 2025-12-31
Five Point Holdings, LLC
filed 2026-03-06
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was approximately $325.4 million.
As of February 27, 2026, 71,330,106 Class A common shares and 76,096,410 Class B common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•“GFFP” refers to GFFP Holdings, LLC;
•“Great Park Venture” refers to Heritage Fields LLC, a Delaware limited liability company, which is developing Great Park Neighborhoods;
•“HRH” refers to Hearthstone Residential Holdings, LLC, a Delaware limited liability company, which is primarily engaged in providing management services to residential land banking funds;
•“Hearthstone Venture” refers to HRH together with its consolidated subsidiaries;
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
•“percentage interests” refers to membership interests in the Great Park Venture; and
•“San Francisco Venture” refers to The Shipyard Communities, LLC, a Delaware limited liability company, which is developing Candlestick and The San Francisco Shipyard.

PART I
ITEM 1.    Business
We are an owner and developer of mixed-use planned communities in California. Our three existing communities have the general plan and zoning approvals necessary for the construction of thousands of homesites and millions of square feet of commercial space, and they represent a significant portion of the real estate available for development in three major markets in California—Los Angeles County, San Francisco County and Orange County. In total, our communities consist of up to approximately 20 million square feet of built or planned commercial space and approximately 40,000 homes built or planned. We also operate a residential asset management platform providing capital solutions to the U.S. homebuilding industry.
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
Our company has an entity structure in which our two largest equity owners, Lennar and GFFP, separately hold, in addition to interests in our common shares, equity interests in both the operating company and the San Francisco Venture that can be exchanged for, at our option, either our Class A common shares or cash. The diagram below presents a simplified depiction of our current organizational structure.

(1) Through a wholly owned subsidiary, we serve as sole managing general partner of the operating company, and as of December 31, 2025, we owned approximately 65.0% of the outstanding Class A units of the operating company. We conduct all of our businesses in or through the operating company, which owns, directly or indirectly, equity interests in, and controls the management of FPL, the San Francisco Venture, the Hearthstone Venture and the management company. Class A units of the operating company that we do not own are held by affiliates of Lennar and GFFP and can be exchanged on a one-for-one basis, at our option, for either Class A common shares or cash equal to the fair market value of such shares. Until Class A units of the operating company are exchanged or redeemed, the capital associated with Class A units of the operating company not held by us is presented within “noncontrolling interests” on our consolidated balance sheet. During the year ended December 31, 2025, an entity controlled by Emile Haddad, the Chairman Emeritus of our Board of Directors, exchanged 3,137,134 Class A units of the operating company, and in exchange therefor, received 1,109,172 Class A common shares of the holding company. The remaining 2,027,962 Class A units of the operating company that were tendered for redemption by Mr. Haddad were returned to the operating company in accordance with the dilution provisions of the operating company's limited partnership agreement and were canceled. Based on the closing price of our Class A common shares on February 27, 2026 ($5.52), our market capitalization on a fully exchanged basis was approximately $813.9 million.
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
(5) Through a wholly owned subsidiary, the operating company owns a 75% interest in the Gateway Commercial Venture and serves as its manager. However, the manager’s authority is limited. Major decisions by the Gateway Commercial Venture generally require unanimous approval by an executive committee composed of two people designated by us and two people designated by another investor. Some decisions require approval by all of the members of the Gateway Commercial Venture. In December 2024, the Gateway Commercial Venture sold its remaining interests in the Five Point Gateway Campus. The purchase price of $88.5 million consisted of $45.0 million in cash paid at closing and a $43.5 million note from the buyer that matures in December 2026. We do not include the Gateway Commercial Venture as a consolidated subsidiary, but rather as an equity method investee, in our consolidated financial statements.
(6) In July 2025, the operating company, through its wholly owned subsidiary, acquired 75% of the Class A units of HRH. Management of HRH is vested in an executive committee consisting of three voting members, and we have the ability to appoint two of the members. Major decisions generally require the approval of at least two-thirds of the voting members. We have a controlling financial interest in HRH and include HRH as a consolidated subsidiary in our consolidated financial statements (see Note 3 of our consolidated financial statements included in Part II, Item 8 of this report).
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
Our Business
We are primarily engaged in the business of planning and developing our three mixed-use planned communities, and our revenues are principally generated by (i) selling residential and commercial land sites to homebuilders, commercial developers and commercial buyers, (ii) providing development management services and (iii) providing asset management services to land banking funds that are primarily focused on acquiring, developing and managing residential lot option programs. We may also elect to opportunistically retain a portion of the commercial and multi-family properties in our communities as income-producing assets. Our three mixed-use planned communities are owned either directly or through a joint venture. We may elect to enter into additional joint ventures for the purposes of developing our existing communities as well as for acquiring potential new real estate assets. We may also pursue other acquisitions, investments, and growth opportunities that would allow us to capitalize on our land development and entitlement expertise.
Our planning and development process for our existing mixed-use planned communities involves the following components:
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
Our Segments
We have organized our operations into four reportable segments, three of which are tied to our communities (our Valencia, San Francisco and Great Park segments) and the remaining reportable segment consists of our Hearthstone residential asset management platform. Our operations relating to these segments are discussed in more detail below in the sections titled “Our Communities” and “Hearthstone.”

Our Communities
Valencia
Valencia is a mixed-use planned community in Los Angeles County that spans approximately 15,000 acres and can currently include up to approximately 21,000 homesites, approximately 9.3 million square feet of commercial space, approximately 50 miles of trails, approximately 275 acres of community parks and approximately 10,000 acres of protected open space. The actual commercial square footage and number of homesites are subject to change as we further refine our development plans to optimize land values.
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
In December 2019, we completed our first residential land sales in the first development area at Valencia. As of December 31, 2025, we had sold 3,088 homesites, and builders had sold 1,837 homes to homebuyers since home sales commenced in May 2021.
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
In November 2024, we received approvals from the City and County of San Francisco to (among other things) transfer approximately two million square feet of research and development and office space to Candlestick from The San Francisco Shipyard. Candlestick now has the potential to include up to approximately 2.8 million square feet of research and development and office space, approximately 7,200 homesites, and approximately 550,000 square feet of retail, hotel, entertainment and community uses. We have commenced engineering for the next phase of infrastructure at Candlestick and expect to begin construction in the first half 2026.
At The San Francisco Shipyard, approximately 408 acres are still owned by the U.S. Navy and will not be conveyed to us until the U.S. Navy satisfactorily completes its finding of suitability to transfer, or “FOST,” process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Based on our discussions with the U.S. Navy, we had previously expected the U.S. Navy to deliver this property between 2019 and 2022. However, allegations that Tetra Tech, Inc. and Tetra Tech EC, Inc. (collectively, “Tetra Tech”), contractors hired by the U.S. Navy, misrepresented sampling results at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, criminal proceedings, lawsuits, and a determination by the U.S. Navy and other regulatory agencies to undertake additional sampling. These activities have delayed the remaining land transfers from the U.S. Navy and could lead to additional legal claims or government investigations, all of which could in turn further delay or impede our future development of such parcels. Our development plans were designed with the flexibility to adjust for potential land transfer delays, and we have the ability to shift the phasing of our development activities to account for potential delays caused by U.S. Navy retesting, but there can be no assurance that these matters and other related matters that may arise in the future will not have further material impacts on our development plans. Accordingly, our immediate development focus is on our Candlestick community that is not subject to land transfers from the U.S. Navy. For additional information about the finding of suitability to transfer process, see “—Regulation—FOST Process.”
Great Park Neighborhoods
Great Park Neighborhoods, located in Irvine, California, is an approximately 2,100 acre mixed-use planned community that is being developed on the former site of the U.S. Marine Corp’s El Toro Air base (“El Toro Base”) in Orange County. Great Park Neighborhoods can include up to approximately 11,800 homesites (including up to 1,056 affordable homesites), approximately 4.1 million square feet of commercial space, approximately 61 acres of parks and approximately 138 acres of trails and open space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning.
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
The first homesites at the Great Park Neighborhoods were sold in April 2013, and as of December 31, 2025, the Great Park Venture had sold 9,603 homesites (including 853 affordable homesites) and approximately 166 acres of commercial land allowing for development of up to approximately 3.6 million square feet of commercial office, industrial and research and development space. As of December 31, 2025, builder sales totaled 7,428 market rate homes at the Great Park Neighborhoods.
Hearthstone
The Hearthstone Venture operates a residential asset management platform providing capital solutions to the U.S. homebuilding industry, primarily through land banking. The Hearthstone Venture’s operations include managing funds that acquire fully entitled residential land parcels and enter into option and development agreements with U.S. homebuilders. The funds then engage the homebuilders to complete the horizontal development of the land, after which the homebuilders acquire the fully developed homesites from the funds pursuant to the option agreements. The Hearthstone Venture manages these lot option programs across multiple U.S. markets, working with capital partners consisting of state employee pension plans and institutional and private equity. The Hearthstone Venture sources projects mainly from large U.S. publicly-traded homebuilders. The Hearthstone Venture receives asset management fees and under some arrangements may also receive performance fees upon achievement of stipulated investor returns. We completed our acquisition of the Hearthstone Venture on July 31, 2025. As of December 31, 2025, the Hearthstone Venture had $3.4 billion in assets under management, which consisted of 30,647 lots with 13 separate homebuilders across 16 states.
Other Properties
We own approximately 16,000 acres adjacent to our Valencia community in Ventura County that are primarily used for agriculture and energy operations. We also own remnant commercial, residential and open space land in Los Angeles County that is planned to be sold or deeded to third parties as we develop our Valencia community.
Development Management Services
Through the management company, we receive fees for providing development management services for Great Park Neighborhoods.
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
Regulation
Entitlement Process
Land use and zoning authority is exercised by local municipalities through the adoption of ordinances, regulations or zoning codes to direct the use and development of private property by controlling the use, size, density and location of and access to developments on private land. Such ordinances, regulations or codes typically divide uses of land into two categories—permitted uses and discretionary uses. Permitted uses are presumptively permitted, while discretionary uses are subject to a discretionary approval process, usually involving an application, an environmental review and a public hearing with input from other locally affected property owners and stakeholders. In order to grant a discretionary use entitlement, the municipality must find that the use does not negatively impact surrounding properties and may condition such an entitlement with special requirements or limitations unique to each individual case. We typically obtain all discretionary entitlements and approvals necessary to develop the infrastructure within our communities and prepare our residential and commercial lots for construction. We also typically obtain all discretionary entitlements and approvals that the homebuilder or commercial builder will need to build homes or commercial buildings on our lots, although we may from time to time allocate responsibility for obtaining certain discretionary entitlements to a homebuilder or commercial builder.
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
At December 31, 2025, women constituted approximately 46% of our workforce, ethnic and racial minorities constituted approximately 42% of our workforce, and we had approximately 90 employees, all of whom were working full-time. In January 2026, we integrated approximately 24 employees into the company as part of our acquisition of the Hearthstone Venture.

Information about our Executive Officers
The following individuals are our executive officers:

Name	Age	Position
Daniel Hedigan	72	President and Chief Executive Officer
Michael Alvarado	60	Chief Operating Officer, Chief Legal Officer and Vice President
Greg McWilliams	74	Chief Policy Officer
Kim Tobler	66	Chief Financial Officer, Treasurer and Vice President
Daniel Hedigan.    Mr. Hedigan has been our President and Chief Executive Officer since February 2022. Prior to his appointment, Mr. Hedigan served as President of Land Sales and Home Building for the Irvine Company from 2013 to 2021, where he oversaw the design, building and sales of new homes in the master-planned villages of the Irvine Ranch in Orange County, California.
Michael Alvarado.    Mr. Alvarado has been our Chief Operating Officer since February 2024 and has been our Chief Legal Officer and Vice President since May 2016. From 2011 until May 2016, Mr. Alvarado served as General Counsel for the management company. Prior to joining the management company, Mr. Alvarado spent nearly 20 years at Allen Matkins Leck Gamble Mallory & Natsis LLP, a California-based law firm.
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
We are highly dependent on our relationships with homebuilders to purchase lots at our residential communities and to use the Hearthstone Venture for their land banking needs. Our business will be adversely affected if homebuilders do not view our residential communities as desirable locations for homebuilding operations or do not use the Hearthstone Venture for land banking services. Also, some homebuilders may be unwilling or unable to either close on previously committed land parcel purchases or exercise their land purchase options with Hearthstone Venture-managed funds due to factors outside of our control. As a result, we may sell fewer land parcels or the Hearthstone Venture-managed funds may acquire fewer residential projects, and we may have lower revenues from sales and Hearthstone Venture-generated management fees, which could adversely affect our financial condition and results of operations.

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
Inflation can adversely affect us by increasing costs of materials and labor. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on demand for homes and the cost of debt financing. In a highly inflationary environment, depending on industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. While inflation has moderated somewhat over the last couple of years, interest rates and mortgage rates remain elevated relative to prior rate levels, which can decrease demand by homebuyers for new homes and soften demand by our guest builders for home sites.
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
Our growth strategy involves new potential joint ventures, acquisitions, investments and other transactions. For example, we acquired the Hearthstone Venture in July 2025, and we are currently integrating its operations into our business. These and other transactions will take time to execute and may create additional costs, expose us to additional legal and compliance risks, cause disruption to our current business and impact our operating results. Our ability to effectively pursue and manage anticipated ventures, acquisitions and investments may require significant capital and other expenditures, as well as allocation of valuable management resources, which may negatively impact our ongoing business. Acquisitions may result in additional valuation risks, including the risk of impairing goodwill. We recorded goodwill in connection with our acquisition of the assets and operations of the Hearthstone Venture in 2025. We assess goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. If we are unable to successfully integrate an acquisition or there is a decline in the expectation of future performance, we may be required to recognize an impairment charge on our existing goodwill or goodwill acquired in a future acquisition. Our future financial performance and ability to execute on our growth strategies will depend, in part, on our ability to effectively integrate and manage the Hearthstone Venture and any future ventures, acquisitions or investments. There are no guarantees that we will be able to do so in an effective or timely manner, or at all.
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
In addition, the Hearthstone Venture competes with other land banking providers across the U.S. These competitors may offer lower pricing to homebuilders than Hearthstone Venture-managed funds, which could negatively impact the ability of the funds to acquire residential parcels and, in turn, the ability to attract capital partners for further investments. These conditions could make it difficult for the Hearthstone Venture to generate asset management fees and could adversely affect our financial condition and results of operations.
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
Our communities are subject to numerous local, state, and federal laws and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters that impose restrictive zoning and density requirements in order to limit the number of homes or commercial square feet that can eventually be built within the boundaries of a particular area, as well as governmental taxes, fees and levies on the acquisition and development of land parcels. These regulations often provide broad discretion to the administering governmental authorities as to the conditions for our projects being approved, if approved at all. Further, if the terms and conditions of our existing development agreements with the County of Los Angeles and the Cities of Irvine and San Francisco are not complied with, existing entitlements under those agreements could be lost, including (in the case of San Francisco) the right to acquire certain portions of the land on which development activity is expected. New housing and commercial developments are often subject to determinations by the administering governmental authorities as to the adequacy of water and sewage facilities, roads and other local services, and may also be subject to various assessments for schools, parks, streets, affordable housing and other public improvements. As a result, the development of properties may be subject to periodic delays in certain areas due to the conditions imposed by the administering governmental authorities. Due to building moratoriums, zoning changes or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the areas in which our properties are located, our communities may also be subject to periodic delays, or we could be precluded entirely from developing in certain communities or otherwise restricted in our business activities. Such moratoriums or zoning changes can occur either prior or subsequent to commencement of our development operations, without notice or recourse. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdictions. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development. In addition, federal or state government shutdowns, funding lapses, or budgetary constraints could result in delays in processing permits, approvals, or other governmental actions required for our development activities, which could adversely affect our project timelines and financial condition. As a result, revenue from land sales or leasing of retail or other commercial space may be adversely affected, or costs may increase, which could negatively affect our financial condition and results of operations.
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
We may from time to time be subject to various claims and routine litigation arising in the ordinary course of business. Among other things, we are, and are likely to continue to be, affected by litigation against governmental agencies related to environmental and similar approvals that we receive or seek to obtain or relating to historical contamination at our properties that have had prior industrial uses, such as The San Francisco Shipyard. For additional information on recent litigation relating to our properties, see “Item 3. Legal Proceedings.” In addition, we and our subsidiaries manage joint ventures and land banking funds on behalf of third-party capital partners. To the extent our capital partners suffer losses resulting from our fraud, gross negligence, or willful misconduct, such partners may have contractual or other remedies against us.
Litigation and other claims may result in potentially significant defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured or that exceed our insurance limits could have an adverse impact on our financial condition and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and adversely affect our results of operations, expose us to increased risks that would be uninsured or adversely impact our ability to attract officers and directors. Such litigation could adversely affect the length of time and the cost required to obtain the necessary governmental approvals. In addition, adverse decisions or publicity arising from any litigation could increase the cost and length of time to obtain ultimate approval of a project, could require us to abandon all or portions of a project, could adversely affect the design, scope, plans and profitability of a project, and could result in reputational harm that may impair the ability of the Hearthstone Venture to maintain existing capital partner relationships and attract new capital in the future, any of which could negatively affect our financial condition and results of operations.
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
We are a holding company and our only investment is our interest in the operating company. The operating company conducts all of our operations and owns all of our assets. As a result, our cash flow depends upon the cash flow of the operating company and its ability to provide funds to us in the form of distributions, loans or otherwise. The distributions that we receive from the operating company are based on our ownership interest in it, which was 65.0%, as of December 31, 2025. The operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to the operating company’s partners, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of the operating company. Under the terms of the limited partnership agreement for the operating company, the operating company is obligated to make tax distributions to its partners, including us, subject to the restrictions described below. These tax distributions are generally made on a pro-rata basis. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the tax receivable agreement (“TRA”), which we expect could be significant.
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
As of December 31, 2025, Lennar owned Class A common shares and Class B common shares representing approximately 39% of our outstanding voting interests. One of our directors is the Executive Chairman and Chief Executive Officer of Lennar. Lennar is one of the nation’s largest homebuilders and has in the past purchased properties from us. In the future, we expect that we will sell additional properties to Lennar. Transactions between Lennar and us must be approved by our conflicts committee. Our conflicts committee also reviews transactions between the Great Park Venture and Lennar, which are ultimately subject to approval by a majority of the members of the Great Park Venture (excluding us). Nonetheless, Lennar’s relationship with us could give it an advantage in bidding for properties that we own.
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
Holders of our Class A common shares and our Class B common shares vote together as a single class on all matters (including the election of directors) submitted to a vote of shareholders, with a share of each class entitling the holder to one vote. As of December 31, 2025, Lennar and GFFP and their respective affiliates beneficially owned, in the aggregate, Class A common shares and Class B common shares representing approximately 39% and 17%, respectively, of the voting power of our outstanding common shares. As a result, if these shareholders act together (which they have not agreed to do), they and their affiliates are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third-party from acquiring control of us. These transactions may include those that other shareholders deem to be in their best interests and in which those other shareholders might otherwise receive a premium for their shares over their current prices.
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

Due to the various factors that will affect the amount and timing of the tax benefits we will receive, it is not possible to determine the exact amount of payments that will be made under the TRA. If the TRA had been terminated on December 31, 2025, we estimate that the termination payment would have been approximately $123.9 million, assuming no material changes to the relevant tax law, that the aggregate value of our properties is equal to the value implied by such per share price and that the adjusted SOFR is 4.16%. However, this is merely an estimate, and the actual payments made under the TRA in the event that it is terminated or otherwise could be significantly greater.
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
As of December 31, 2025, we had $450.0 million of total indebtedness, comprised of $450.0 million of our 8.000% rate senior notes due October 2030. We also had $217.5 million available to be borrowed under our revolving credit facility as of December 31, 2025. Our indebtedness could subject us to many risks that, if realized, would adversely affect us, including the following:
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
In addition, we may incur contingent liabilities in relation to investment funds and joint ventures that we manage, including land banking funds. From time to time, we and our subsidiaries have entered into, and may in the future enter into, non-recourse carveout guaranties with financial institutions in relation to indebtedness incurred by such funds or joint ventures, which guaranties typically cover fraud, gross negligence, willful misconduct and other customary wrongful acts. To the extent that such guaranties are enforced against us, it could have a material adverse effect on our business, financial condition and results of operations.
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

We may decide to increase leverage to execute our development plan. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. Although the indenture relating to our senior notes due 2030 limits our ability to incur additional indebtedness, our operating agreement does not limit the amount of debt we may incur, and our board of directors may change our target debt levels at any time without the approval of our shareholders. We may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.
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
If our cash flows, cash on hand and other capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing the revolving credit facility and the indenture relating to the senior notes due 2030 restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise indebtedness or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
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
As of December 31, 2025, we had outstanding 71,100,768 Class A common shares. In addition, 76,119,239 Class A common shares are reserved for issuance upon exchange of Class A units of the operating company (including 37,870,273 Class A units of the operating company issuable upon exchange of Class A units of the San Francisco Venture) and conversion of our Class B common shares.
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
We have an effective shelf registration statement on Form S-3 under which we registered with the SEC the resale of Class A common shares held by certain of our existing shareholders and the Class A common shares that we may issue in exchange for Class A units of the operating company or Class A units of the San Francisco Venture. We are required to use our reasonable efforts to keep the Form S-3 registration statement (or a successor registration statement) effective until there are no longer any registrable securities other than Class A common shares that can be sold under Rule 144 without any limitation as to volume or manner of sale. In addition, 1,439,767 Class A common shares were available for future issuance under our incentive award plan as of December 31, 2025.
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
Our business operations and information technology systems, and the information technology systems we use that are provided or managed by third-party service providers, including artificial intelligence resources, may be attacked by individuals or organizations intending to disrupt our business operations and information technology systems and those of our third-party service providers, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the sophistication of artificial intelligence and the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We rely on information technology systems to conduct important operational activities and to maintain our business and employee records and financial data. Disruption of those systems could adversely impact our ability to conduct development activities and to otherwise operate our business. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected.
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
From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our business strategy and performance may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions or tariffs imposed by the United States and other countries may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. For example, on February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act of 1977. Following the Supreme Court’s decision, President Trump stated that he intends to use other authorities to invoke other laws to collect tariffs and announced new tariffs on imports from all countries. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition, results of operations and stock price.
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
Following our acquisition of the Hearthstone Venture, we have been integrating the Hearthstone Venture’s information technology environment and related cybersecurity systems and processes into our enterprise cybersecurity program. Until integration is complete, certain Hearthstone Venture systems and controls operate under their pre-acquisition cybersecurity framework, which may differ from our established standards.
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
We have established a security committee, which contains management representation from our information technology, legal, and finance groups. The security committee includes our Vice President – Information Systems, who has more than 15 years of experience in the following information technology areas: compliance, security, auditing, vendor management, and systems and network operations. The security committee oversees our cybersecurity incident response plan and is responsible for assessing and managing cybersecurity threats and evaluating the potential impact of such threats on our business strategy, results of operations, and overall financial condition. The security committee is also overseeing the integration of the Hearthstone Venture systems and cybersecurity processes into our enterprise cybersecurity risk management and governance model. The security committee supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology systems environment. Our Vice President - Information Systems is responsible for proposing strategies and tactics to mitigate cybersecurity threats, which are subject to review and approval by the security committee.

ITEM 2.     Properties
We lease and maintain our principal executive office located in Irvine, California. We also lease and maintain offices in Valencia, California and San Francisco, California near our mixed-use planned communities in those respective areas and in Calabasas, California and Mission Viejo, California. We believe our present facilities are sufficient to support our operations.
We are developing new, vibrant and sustainable communities that, in addition to homesites, include commercial, retail, educational and recreational elements, as well as civic areas, parks and open spaces. We are the initial developer of our three communities that are designed to include up to approximately 40,000 residential homes and approximately 20 million square feet of commercial space over a period of more than 10 years. The properties we are developing at our mixed-use planned communities are held as inventory in the ordinary course of the planning and development process. Please review “Part I, Item 1. Business—Our Communities” for a description of each of our communities.
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
Please refer to Note 14 of our consolidated financial statements included in Part II, Item 8 of this report, which is incorporated herein by reference, for descriptions of additional legal proceedings to which we are a party.
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
As of February 27, 2026, there were 40 and 4 holders of record of our Class A and Class B common shares, respectively.
Our board of directors may, from time to time, in its sole discretion, authorize our company to repurchase our outstanding shares, subject to debt covenants and other contractual restrictions. There were no repurchases of our shares during the year ended December 31, 2025.

Performance Graph
The following graph compares the cumulative total return of our Class A common shares with the S&P 500 and the S&P Homebuilders Select Industry Index from December 31, 2020 through December 31, 2025. The graph assumes $100 was invested at the market close on December 31, 2020 in our Class A common shares, the S&P 500 and the S&P Homebuilders Select Industry Index, and the reinvestment of all dividends.
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
During the year ended December 31, 2025, an entity controlled by Emile Haddad, the Chairman Emeritus of our Board of Directors, exchanged 3,137,134 Class A units, and in exchange therefor, received 1,109,172 Class A common shares. The balance of the 2,027,962 Class A units that were tendered for redemption by Mr. Haddad were returned to the operating company in accordance with the dilution provisions of the operating company's partnership agreement and were canceled.
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
Overview
Our Company
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of December 31, 2025, approximately 65.0% of the operating company. The operating company directly or indirectly owns equity interests in:
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
•Five Point Communities, LP and Five Point Communities Management, Inc. (together, the “management company”), which provide development management services for the Great Park Neighborhoods; and
•Hearthstone Residential Holdings, LLC (the “Hearthstone Venture”), which is primarily engaged in providing asset management services to land banking funds (the “Hearthstone Funds”) that are primarily focused on acquiring, developing and managing residential lot option programs. We acquired a controlling financial interest in the Hearthstone Venture on July 31, 2025.
The operating company consolidates and controls the management of all of these entities, except for the Great Park Venture, the Gateway Commercial Venture and the Hearthstone Funds. The operating company owns a 37.5% percentage interest in the Great Park Venture and a 75% interest in the Gateway Commercial Venture and accounts for its interest in both using the equity method. The Hearthstone Venture generally has between a 1% and 3% interest in an individual Hearthstone Fund and accounts for such interest using the equity method. Please review “Structure and Formation of Our Company,” “Our Communities” and “Hearthstone” under Part I, Item 1 of this report for a description of our organizational structure, each of our communities and the Hearthstone Venture.
Operational Highlights and Outlook
In 2025, we delivered another record year while continuing to execute on our core operating priorities and growth strategy. Consolidated net income for 2025 was $183.5 million, exceeding our prior record of $177.6 million set in 2024. We ended the year with $425.5 million of cash and cash equivalents and total liquidity of $643.0 million. We also strengthened our balance sheet and capital structure during 2025, including refinancing our senior notes, reducing our outstanding debt by $75.0 million, and extending and expanding our revolving credit facility.
At Valencia, we closed the sale of 13.8 acres of commercial land for a purchase price of $42.5 million in 2025, representing our first significant industrial land sale at Valencia in over 15 years. In 2025, we elected to delay residential land sales to optimize land values and align sales with market conditions, while our guest homebuilders sold 238 homes during the year, for a total of 1,837 homes sold since sales began in May 2021.
At the Great Park Neighborhoods, in which we have a 37.5% percentage interest and manage all aspects of the development cycle, the Great Park Venture recognized residential land sale revenue of $781.7 million from the sale of 920 homesites on 75.6 acres of land. The Great Park Venture made distributions and related participating payments with proceeds from the land sales, of which we received approximately $319.9 million for both our ownership interests and incentive management fee compensation. Home sales by guest homebuilders totaled 611 homes in 2025. Our next neighborhood is comprised of 513 homes across eight builder collections and is expected to open in phases throughout 2026.

In San Francisco, we are finalizing engineering for the next phase of infrastructure at Candlestick and expect to begin construction as early as the first half of 2026.
As part of our growth strategy, we expanded our platform and earnings profile through the acquisition and integration of the Hearthstone Venture, adding a complementary land bank management business that will provide us with an additional fee-based earnings stream. The Hearthstone Venture contributed $11.8 million of management fee revenue and $3.9 million of net income to our consolidated results in 2025, and we believe it will considerably expand our relationships with institutional capital partners and builders and provide a scalable platform for fee-based earnings growth.
As we look at additional growth opportunities, we may pursue acquisitions, investments, joint ventures or other growth alternatives. In particular, we may seek out capital partners to enter into joint ventures for the development of both our existing communities as well as new assets. We believe these joint ventures offer the ability to (i) de-risk and accelerate monetization of our existing communities, (ii) generate additional fee-based revenue streams from new assets and investments and (iii) move to an asset-lighter balance sheet model.
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
•Our Hearthstone segment includes the operating results for the Hearthstone Venture, which owns and operates our residential asset management platform. The operating results for the Hearthstone segment are presented from the acquisition date of July 31, 2025.
Results of Operations
The following tables and related discussions on the results of operations are for the fiscal years ended December 31, 2025 and 2024. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024 for financial data and related comparative discussions on results of operations for the fiscal years ended December 31, 2024 and 2023, which is incorporated herein by reference.
The Company
The following table summarizes our consolidated historical results of operations for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(in thousands)
Statement of Operations Data
REVENUES:
Land sales	$42,450	$139,097
Land sales—related party	—	—
Management services—related party	65,304	96,404
Operating properties	2,266	2,425
Total revenues	110,020	237,926
COSTS AND EXPENSES:
Land sales	29,719	90,109
Management services	20,389	23,852
Operating properties	6,683	5,134
Selling, general, and administrative	60,617	51,233
Total costs and expenses	117,408	170,328
OTHER INCOME (EXPENSE):
Interest income	17,254	10,858
Loss on debt extinguishment	(1,819)	—
Miscellaneous	820	(5,977)
Total other income	16,255	4,881
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	203,592	132,617
INCOME BEFORE INCOME TAX PROVISION	212,459	205,096
INCOME TAX PROVISION	(28,925)	(27,462)
NET INCOME	183,534	177,634
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	112,568	109,337
NET INCOME ATTRIBUTABLE TO THE COMPANY	$70,966	$68,297

Revenues. Revenues decreased by $127.9 million, to $110.0 million for the year ended December 31, 2025, from $237.9 million for the year ended December 31, 2024. The decrease in revenues was primarily due to lower land sales at our Valencia segment in 2025 compared to 2024 and a decrease in management services revenue at our Great Park segment in 2025, partially offset by management services revenue recognized at our new Hearthstone segment.
Cost of land sales. The cost of land sales decreased by $60.4 million, to $29.7 million for the year ended December 31, 2025, from $90.1 million for the year ended December 31, 2024. The decrease in cost of land sales was attributable to lower land sales at our Valencia segment in 2025 compared to 2024.
Cost of management services. Cost of management services decreased by $3.5 million, or 14.5%, to $20.4 million for the year ended December 31, 2025, from $23.9 million for the year ended December 31, 2024. The decrease was primarily due to a decrease in intangible asset amortization expense at our Great Park segment, partially offset by the cost of management services recognized at our new Hearthstone segment.
Selling, general, and administrative. SG&A expenses increased by $9.4 million, or 18.3%, to $60.6 million for the year ended December 31, 2025, from $51.2 million for the year ended December 31, 2024. The increase was mainly attributable to costs associated with our acquisition of the Hearthstone Venture and an increase in share-based compensation expense.
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
Equity in earnings from unconsolidated entities increased by $71.0 million, to $203.6 million for the year ended December 31, 2025, from $132.6 million for the year ended December 31, 2024. Equity in earnings for the years ended December 31, 2025 and 2024 was primarily a result of recognizing our share of the net income of the Great Park Venture generated from land sales during each period and additionally for the year ended December 31, 2024 from the net income of the Gateway Commercial Venture for the sale of its remaining interests in the Five Point Gateway Campus.
Income taxes. All operations are carried on through our subsidiaries, the majority of which are pass-through entities that are generally not subject to federal or state income taxation. We are responsible for income taxes on our allocable share of the operating company’s income or gain. Pre-tax income of $212.5 million for the year ended December 31, 2025 resulted in a tax provision of $28.9 million. Pre-tax income of $205.1 million for the year ended December 31, 2024 resulted in a tax provision of $27.5 million. We assessed the realization of the net deferred tax asset and the need for a valuation allowance, based on positive and negative evidence, and determined that at December 31, 2025, it was more likely than not that such net deferred tax asset would be realizable, and we had no valuation allowance recorded. Our effective tax rate for the year ended December 31, 2025 was substantially similar to our effective tax rate for the year ended December 31, 2024.
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

Segment Results and Financial Information
The following tables reconcile the results of operations of our segments to our consolidated results for the years ended December 31, 2025 and 2024 (in thousands).

	Year Ended December 31, 2025
	Valencia	San Francisco	Great Park	Hearthstone	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$42,450	$—	$825,659	$—	$868,109	$—	$868,109	$(825,659)	$42,450
Land sales—related party	—	—	—	—	—	—	—	—	—
Management services—related party(2)	—	—	53,512	11,792	65,304	—	65,304	—	65,304
Operating properties	1,567	699	—	—	2,266	—	2,266	—	2,266
Total revenues	44,017	699	879,171	11,792	935,679	—	935,679	(825,659)	110,020
COSTS AND EXPENSES:
Land sales	29,719	—	195,900	—	225,619	—	225,619	(195,900)	29,719
Management services(2)	—	—	12,058	8,331	20,389	—	20,389	—	20,389
Operating properties	6,683	—	—	—	6,683	—	6,683	—	6,683
Selling, general, and administrative	11,142	5,435	9,621	—	26,198	44,040	70,238	(9,621)	60,617
Management fees—related party	—	—	43,013	—	43,013	—	43,013	(43,013)	—
Total costs and expenses	47,544	5,435	260,592	8,331	321,902	44,040	365,942	(248,534)	117,408
OTHER INCOME (EXPENSE):
Interest income	—	25	7,354	24	7,403	17,205	24,608	(7,354)	17,254
Loss on extinguishment of debt	—	—	—	—	—	(1,819)	(1,819)	—	(1,819)
Miscellaneous	820	—	—	—	820	—	820	—	820
Total other income	820	25	7,354	24	8,223	15,386	23,609	(7,354)	16,255
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	460	—	—	397	857	1,446	2,303	201,289	203,592
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(2,247)	(4,711)	625,933	3,882	622,857	(27,208)	595,649	(383,190)	212,459
INCOME TAX PROVISION	—	—	—	—	—	(28,925)	(28,925)	—	(28,925)
SEGMENT (LOSS) PROFIT/NET INCOME	$(2,247)	$(4,711)	$625,933	$3,882	$622,857	$(56,133)	$566,724	$(383,190)	$183,534
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

	Year Ended December 31, 2024
	Valencia	San Francisco	Great Park	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$139,097	$—	$590,170	$729,267	$—	$729,267	$(590,170)	$139,097
Land sales—related party	—	—	22,636	22,636	—	22,636	(22,636)	—
Management services—related party(2)	—	—	95,955	95,955	449	96,404	—	96,404
Operating properties	1,747	678	—	2,425	—	2,425	—	2,425
Total revenues	140,844	678	708,761	850,283	449	850,732	(612,806)	237,926
COSTS AND EXPENSES:
Land sales	90,109	—	144,876	234,985	—	234,985	(144,876)	90,109
Management services(2)	—	—	23,852	23,852	—	23,852	—	23,852
Operating properties	5,134	—	—	5,134	—	5,134	—	5,134
Selling, general, and administrative	10,356	4,883	11,033	26,272	35,994	62,266	(11,033)	51,233
Management fees—related party	—	—	113,934	113,934	—	113,934	(113,934)	—
Total costs and expenses	105,599	4,883	293,695	404,177	35,994	440,171	(269,843)	170,328
OTHER (EXPENSE) INCOME:
Interest income	—	69	6,221	6,290	10,789	17,079	(6,221)	10,858
Miscellaneous	(49)	—	—	(49)	(5,928)	(5,977)	—	(5,977)
Total other (expense) income	(49)	69	6,221	6,241	4,861	11,102	(6,221)	4,881
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	483	—	—	483	12,347	12,830	119,787	132,617
SEGMENT PROFIT (LOSS)/INCOME BEFORE INCOME TAX PROVISION	35,679	(4,136)	421,287	452,830	(18,337)	434,493	(229,397)	205,096
INCOME TAX PROVISION	—	—	—	—	(27,462)	(27,462)	—	(27,462)
SEGMENT PROFIT (LOSS)/NET INCOME	$35,679	$(4,136)	$421,287	$452,830	$(45,799)	$407,031	$(229,397)	$177,634
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
Valencia Segment
Our Valencia property consists of approximately 15,000 acres in northern Los Angeles County and can currently include up to approximately 21,000 homesites and approximately 9.3 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change as we further refine our development plans to optimize land values. The current communities under development in Valencia complement the neighboring communities that were previously developed by us. We began selling homesites in the first development area at Valencia in 2019, and as of December 31, 2025 we had sold 3,088 homesites for aggregate consideration of approximately $721.6 million. Homebuilders sold 238 homes at Valencia during the year ended December 31, 2025 and have sold a total of 1,837 homes since home sales began in May 2021.
Land sales and related party land sales revenues. Total land sales revenues decreased by $96.6 million to $42.5 million for the year ended December 31, 2025, from $139.1 million for the year ended December 31, 2024. The decrease in total land sales revenues was attributable to the recognition of revenue from the sale of 13.8 acres of commercial land for $42.5 million during the year ended December 31, 2025 compared to the recognition of revenue from the sale of residential land entitled for an aggregate of 493 homesites on 54.4 acres during the year ended December 31, 2024. The aggregate base purchase price was $137.9 million for the 2024 sales, and 179 of the homesites were sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire the homesites in the future from the land bank entity.

Cost of land sales. Cost of land sales during the year ended December 31, 2025 was $29.7 million, compared to $90.1 million during year ended December 31, 2024. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires us to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
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
In November 2024, we received approvals from the City and County of San Francisco to (among other things) transfer approximately two million square feet of research and development and office space to Candlestick from The San Francisco Shipyard. Candlestick now has the potential to include up to approximately 2.8 million square feet of research and development and office space, approximately 7,200 homesites, and approximately 550,000 square feet of retail, hotel, entertainment and community uses. We have commenced engineering for the next phase of infrastructure at Candlestick and expect to begin construction in the first half of 2026.
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
At The San Francisco Shipyard, approximately 408 acres are still owned by the U.S. Navy and will not be conveyed to us until the U.S. Navy satisfactorily completes its finding of suitability to transfer, or “FOST,” process, which involves multiple levels of environmental and governmental investigation, analysis, review, comment and approval. Based on our discussions with the U.S. Navy, we had previously expected the U.S. Navy to deliver this property between 2019 and 2022. However, allegations that Tetra Tech, Inc. and Tetra Tech EC, Inc. (collectively, “Tetra Tech”), contractors hired by the U.S. Navy, misrepresented sampling results at The San Francisco Shipyard have resulted in data reevaluation, governmental investigations, criminal proceedings, lawsuits, and a determination by the U.S. Navy and other regulatory agencies to undertake additional sampling. These activities have delayed the remaining land transfers from the U.S. Navy and could lead to additional legal claims or government investigations, all of which could in turn further delay or impede our future development of such parcels. Our development plans were designed with the flexibility to adjust for potential land transfer delays, and we have the ability to shift the phasing of our development activities to account for potential delays caused by U.S. Navy retesting, but there can be no assurance that these matters and other related matters that may arise in the future will not have further material impacts on our development plans.
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
Hearthstone Segment
We have a 75% controlling financial interest in the Hearthstone Venture, which operates our residential asset management platform providing capital solutions to the U.S. homebuilding industry, primarily through land banking. The Hearthstone Venture’s operations include managing funds that acquire fully entitled residential land parcels and enter into option and development agreements with U.S. homebuilders. The funds then engage the homebuilders to complete the horizontal development of the land, after which the homebuilders acquire the fully developed homesites from the funds pursuant to the option agreements. The Hearthstone Venture manages these lot option programs across multiple U.S. markets, working with capital partners consisting of state employee pension plans and institutional and private equity. The Hearthstone Venture sources projects mainly from large U.S. publicly-traded homebuilders. The Hearthstone Venture receives asset management fees and under some arrangements may also receive performance fees upon achievement of stipulated investor returns. We completed our acquisition of the Hearthstone Venture on July 31, 2025. As of December 31, 2025, the Hearthstone Venture had $3.4 billion in assets under management, which consisted of 30,647 lots with 13 separate homebuilders across 16 states.
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
Great Park Neighborhoods consists of approximately 2,100 acres in Orange County and is being built around the approximately 1,300 acre Orange County Great Park, a metropolitan public park that is under construction. Great Park Neighborhoods can include up to approximately 11,800 homesites and approximately 4.1 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning.
The Great Park Venture sold the first homesites in April 2013 and, as of December 31, 2025, had sold 9,603 homesites (including 853 affordable homesites) and 166 acres of commercial land, including the Five Point Gateway Campus, allowing for development of up to approximately 3.6 million square feet of commercial office, industrial and research and development space for aggregate consideration of approximately $5.2 billion.
During the year ended December 31, 2025, the Great Park Venture made aggregate distributions of $672.0 million to holders of percentage interests. The Company received $252.0 million for its 37.5% percentage interest.
Land sales and related party land sales revenues. Land sales and related party land sales revenues increased by $212.9 million to $825.7 million for the year ended December 31, 2025, from $612.8 million for the year ended December 31, 2024. In 2025, the Great Park Venture sold land entitled for an aggregate of 920 homesites on 75.6 acres at the Great Park Neighborhoods. In 2024, the Great Park Venture sold 12.8 acres of commercial land planned for retail uses and land entitled for an aggregate of 559 homesites on 56.1 acres at the Great Park Neighborhoods.
For the 2025 land sales, the base purchase price was $781.7 million, and 308 of the homesites were sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire the homesites in the future from the land bank entity. The base purchase price was $25.4 million and $480.0 million for the 2024 commercial land sales and homesite land sales, respectively.
During the years ended December 31, 2025 and 2024, revenues also included changes in estimates of variable consideration, including profit participation and price participation, from those amounts previously recorded by the Great Park Venture. During the years ended December 31, 2025 and 2024, the Great Park Venture recognized $24.5 million and $39.8 million, respectively, in profit participation revenues related to prior year residential land sales. During the years ended December 31, 2025 and 2024, the Great Park Venture recognized additional estimated variable consideration of $19.4 million and $66.6 million, respectively, for price participation related to a residential land sale that closed in 2023. As of December 31, 2025, substantially all of the homes related to the 2023 land sale have been sold to homebuyers.
Cost of land sales. Cost of land sales during the years ended December 31, 2025 and 2024 were $195.9 million and $144.9 million, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. The decrease in management services related party revenue was mainly attributable to a decrease in variable incentive compensation revenue recognized during the year ended December 31, 2025, partially offset by the increase in the annual fixed base fee that began in 2025. In September 2024, the development management agreement with the Great Park Venture was renewed by mutual agreement of the parties through December 31, 2026 (the “second renewal term”). In connection with the extension under the second renewal term, the annual fixed base fee was increased to $13.5 million beginning in 2025, which reflects an increase from the $12.0 million annual fixed base fee for 2024. The incentive compensation provisions of the development management agreement remain unchanged through the second renewal term. For the years ended December 31, 2025 and 2024, we recognized $40.0 million and $84.0 million, respectively, attributable to variable incentive compensation, which reflects changes in the estimate of the amount of incentive compensation we expected to be entitled to receive and changes in constraints on the estimate.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred directly by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture. Corporate and non-project team salaries and overhead incurred by us are not allocated to management services costs and expenses or to our reportable segments and are reported in SG&A costs in the consolidated statement of operations. During the year ended December 31, 2025, management services costs and expenses decreased by $11.8 million, or 49.4%, to $12.1 million, from $23.9 million for the year ended December 31, 2024. The decrease was mainly attributable to a decrease in intangible asset amortization expense recognized during the year ended December 31, 2025.

Selling, general, and administrative. SG&A expenses decreased by $1.4 million, or 12.8%, to $9.6 million for the year ended December 31, 2025, from $11.0 million for the year ended December 31, 2024. The decrease was mainly attributable to a decrease in marketing expenses and property maintenance expenses.
Management fees—related party. Management fees decreased by $70.9 million, to $43.0 million for the year ended December 31, 2025, from $113.9 million for the year ended December 31, 2024. Management fees incurred by the Great Park Venture were comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid as a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The decrease in management fees—related party was mainly attributable to changes in the estimate of the amount of incentive compensation fees probable of being paid that resulted in a cumulative adjustment recognized during the year ended December 31, 2025 that was lower than the cumulative adjustment recognized during the year ended December 31, 2024, partially offset by the increase in base development management fees that began in 2025. The Great Park Venture recognized expense of $29.5 million and $101.9 million for incentive compensation fees during the years ended December 31, 2025 and 2024, respectively.
The table below reconciles the Great Park segment results for the years ended December 31, 2025 and 2024 to the equity in earnings from our investment in the Great Park Venture that is reflected in the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,
	2025	2024
	(in thousands)
Segment profit from operations	$625,933	$421,287
Less net income of management company attributed to the Great Park segment	41,454	72,103
Net income of Great Park Venture	584,479	349,184
The Company’s share of net income of the Great Park Venture	219,180	130,944
Basis difference amortization, net	(17,891)	(11,157)
Equity in earnings from Great Park Venture	$201,289	$119,787
Liquidity and Capital Resources
At December 31, 2025, we had $425.5 million of consolidated cash and cash equivalents, compared to $430.9 million at December 31, 2024. As of December 31, 2025, no funds had been drawn on and no letters of credit were outstanding on the operating company’s $217.5 million revolving credit facility.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. In September 2025, we issued $450.0 million in new 8.000% senior notes due October 2030. We used the net proceeds from the issuance of the new senior notes, together with cash on hand, to (i) purchase $471.5 million in principal amount of the $523.5 million outstanding 10.500% initial rate senior notes due 2028 (“2028 Notes”) that were validly tendered pursuant to a cash tender offer (the “Concurrent Tender Offer”) and (ii) redeem $52.0 million in principal amount of the remaining 2028 Notes that were not purchased in the Concurrent Tender Offer by concurrently delivering and irrevocably depositing amounts with the indenture trustee (the “Trust Amounts”) sufficient to fund the payment of the principal amount and interest due on November 15, 2025, the redemption date. After the deposit of such Trust Amounts, the indenture governing the 2028 Notes was satisfied and discharged in accordance with its terms. Pursuant to a reimbursement deferral agreement, principal and interest payments under our related party reimbursement obligation were deferred through December 31, 2025 and resumed in January 2026. Reimbursement payments may be further deferred when our related party receives an extension on the maturity date of the associated EB-5 loan liability. Our related party has a history of receiving maturity date extensions, however, further extensions are not within our control and there can be no assurance that any such extensions will be obtained in the future.
The development stages of our communities continue to require significant cash outlays on both a short-term and long-term basis, and we expect to invest significant amounts on continued horizontal development at Valencia over the next 12 months. We manage our development activities and expenditures to coincide with projected demand for our residential and commercial land with the objective of maintaining an appropriate level of liquidity. At Hearthstone, we expect to make co-investment contributions to our existing and new lot option funds as we invest in growing the Hearthstone management platform over the next 12 months. We typically contribute a 1% co-investment alongside our capital partners. We expect to meet our cash requirements for at least the next 12 months with available cash, distributions from our unconsolidated entities, collection of development management fees, including incentive compensation, under our development management agreement with the Great Park Venture, asset management fees at the

Hearthstone Venture, proceeds from land sales, reimbursements from public financing and access to financing sources, including our revolving credit facility.
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
We are a party to a tax receivable agreement (“TRA”) with current and former holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of (a) increases in tax basis that are attributable to exchanges of Class A units of the operating company for our Class A common shares or cash or certain other taxable acquisitions of equity interests by us, (b) allocations that result from the application of the principles of Section 704(c) of the Code and (c) tax benefits related to imputed interest or guaranteed payments deemed to be paid or incurred by us as a result of the TRA. We expect the TRA payments to be substantial, however, the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company or Class A units of the San Francisco Venture, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax. As of December 31, 2025, there were no amounts currently payable under the TRA. However, TRA payments associated with California state taxes may become payable between 2026 and 2028 as a result of the passage in June 2024 of California Senate Bill 167, which, in part, suspends the usage of California net operating loss deductions for tax years 2024 through 2026. The majority of TRA payments, however, are not expected to begin for the next several years.
We are committed under various performance bonds and letters of credit (“LOCs”) to perform certain development activities and provide certain guarantees in the normal course of the entitlement and development process.
We had outstanding performance bonds of $344.9 million as of December 31, 2025 predominantly related to our Valencia community.
At December 31, 2025, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.9 million.
Outstanding LOCs totaled $1.0 million at each of December 31, 2025 and 2024. At both December 31, 2025 and 2024, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of December 31, 2025, no capacity under the revolving credit facility was used to support LOCs.
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

The following table aggregates certain of our material cash obligations and commitments as of December 31, 2025:

	Payment due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes payable	$450,000	$—	$—	$450,000	$—
Interest commitment on senior notes	180,600	36,600	72,000	72,000	—
Operating lease obligations	11,141	3,361	7,107	673	—
Water purchase agreement (1)	26,808	1,543	3,237	3,451	18,577
Related party reimbursement obligation (2)	65,227	65,227	—	—	—
Total	$733,776	$106,731	$82,344	$526,124	$18,577
(1)We are subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for our exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term.
(2)Prior to our acquisition of the San Francisco Venture, certain subsidiaries of the San Francisco Venture entered into EB-5 loan agreements with lenders that are authorized by the United States Citizenship and Immigration Services to raise capital from foreign nationals who seek to obtain permanent residency in the United States. Prior to our acquisition, related parties assumed the EB-5 loan liabilities, and the San Francisco Venture entered into reimbursement agreements pursuant to which it agreed to reimburse the related parties for a portion of the EB-5 loan liabilities and related interest. The amounts set forth in the above table include interest based on the weighted average interest rate of 4.6%. Pursuant to a reimbursement deferral agreement, principal and interest payments under our related party reimbursement obligation were deferred through December 31, 2025 and resumed in January 2026. Reimbursement payments may be further deferred when the related parties receive an extension on the maturity date of the associated EB-5 loan liability.
The above table does not present accounts payable and other development liabilities incurred in the normal course of business.
Summary of Cash Flows
The following table outlines the primary components of net cash provided by (used in) operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2025	2024
Operating activities	$105,230	$115,986
Investing activities	(6,552)	70,064
Financing activities	(104,007)	(108,976)
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
Net cash provided by operating activities was $105.2 million for the year ended December 31, 2025, compared to $116.0 million net cash provided by operating activities for the year ended December 31, 2024.
During the year ended December 31, 2025, we received $42.5 million from the sale of land at our Valencia segment. We also received incentive compensation payments of $68.0 million under our development management agreement with the Great Park Venture. Additionally, we received total distributions of $252.0 million from the Great Park Venture, of which $201.3 million is reflected as a return on our investment (operating activity) in the statement of cash flows, with the balance reflected as an investing activity, a distribution of $1.6 million from the Gateway Commercial Venture, of which $1.4 million is reflected as a return on our investment (operating activity) in the statement of cash flows, with the balance reflected as an investing activity and total distributions of $5.2 million mostly from funds managed by the Hearthstone Venture, of which $0.6 million is reflected as a return on our investment (operating activity) in the statement of cash flows, with the balance reflected as an investing activity.
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
Major components of operating cash used in both periods consisted of our continued investment in horizontal development at our communities, SG&A costs and management services costs. Our horizontal development costs for the years ended December 31, 2025 and 2024 were partially offset by $1.2 million and $9.1 million in public financing reimbursements for public infrastructure development costs we incurred in Valencia, respectively.
During the year ended December 31, 2025, we paid $47.4 million for interest due on our existing 7.875% senior notes due November 2025 and 10.500% initial rate senior notes due January 2028. During the year ended December 31, 2024, we paid $8.3 million for interest accrued through the settlement date on our existing 7.875% senior notes due November 2025 that were exchanged in January 2024. The exchange of $523.5 million of our existing senior notes for new senior notes was accounted for as a debt modification under ASC 470-50. Under debt modification accounting, third party costs are expensed as incurred and reported as operating cash flows. Included in operating cash outflows during the year ended December 31, 2024 is $7.7 million in third party transaction and advisory costs incurred in connection with the senior notes exchange. During the year ended December 31, 2024, an additional $45.8 million was paid for interest due on our existing 7.875% senior notes and 10.500% initial rate senior notes.
Cash Flows from Investing Activities. Net cash used in investing activities was $6.6 million for the year ended December 31, 2025, compared to the net cash provided by investing activities of $70.1 million for the year ended December 31, 2024.
During the year ended December 31, 2025, we received total distributions of $252.0 million from the Great Park Venture, of which $50.7 million is reflected as a return of our investment (investing activity) in the statement of cash flows, with the balance reflected as an operating activity, a distribution of $1.6 million from the Gateway Commercial Venture, of which $0.2 million is reflected as a return of our investment (investing activity) in the statement of cash flows, with the balance reflected as an operating activity and total distributions of $5.2 million mostly from funds managed by the Hearthstone Venture, of which $4.6 million is reflected as a return of our investment (investing activity) in the statement of cash flows. During the year ended December 31, 2025, we paid $55.3 million, net of cash acquired, to acquire a 75% controlling financial interest in the Hearthstone Venture, and subsequent to the acquisition, we co-invested $6.5 million to funds managed by the Hearthstone Venture.
During the year ended December 31, 2024, we received total distributions of $181.9 million from the Great Park Venture, of which $62.1 million is reflected as a return of our investment (investing activity) in the statement of cash flows, with the balance reflected as an operating activity and a distribution of $17.2 million from the Gateway Commercial Venture, of which $7.8 million is reflected as a return of our investment (investing activity) in the statement of cash flows, with the balance reflected as an operating activity. Additionally, we received total distributions of $1.0 million from other equity method investments, which is reflected as a return of our investment (investing activity) in the statement of cash flows.
Cash Flows from Financing Activities. Net cash used in financing activities was $104.0 million for the year ended December 31, 2025, compared to net cash used in financing activities of $109.0 million for the year ended December 31, 2024.
During the year ended December 31, 2025, we issued $450.0 million in new 8.000% senior notes due October 2030 and paid debt issuance costs of $6.7 million. Using the net proceeds of the issuance, together with cash on hand, we used $528.6 million to either purchase or redeem and satisfy and discharge all of the existing 10.500% initial rate senior notes. Additionally, during the year ended December 31, 2025, we repaid the remaining $1.5 million of our existing 7.875% senior notes due November 2025 and paid $1.8 million transaction costs in connection with the extension and expansion of our revolving credit facility. During the year ended December 31, 2024, we repaid $100.0 million of our existing 7.875% senior notes due November 2025 in connection with our exchange transaction.
During the years ended December 31, 2025 and 2024, we made tax distributions of $12.6 million and $7.7 million, respectively, to noncontrolling interests in accordance with the operating company’s Limited Partnership Agreement (“LPA”). The tax distribution is treated as an advance distribution under the LPA. We used $2.4 million and $0.8 million during the years ended December 31, 2025 and 2024, respectively, to net settle certain share-based compensation awards with employees for tax withholding purposes.
Changes in Capital Structure
During the year ended December 31, 2025, our 65.0% ownership percentage in the operating company increased primarily due to a unit holder’s exchange of 3.1 million Class A units of the operating company into 1.1 million Class A common shares, our issuance of share-based compensation in the form of 0.1 million restricted Class A common shares and 0.9 million restricted share units that were settled for Class A common shares, partially offset by our reacquisition of approximately 0.4 million restricted Class A common shares from employees for income tax withholding purposes upon vesting. The issuances and settlements resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.

The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture, which are redeemable on a one-for-one basis for Class A units of the operating company, at December 31, 2025 and 2024 held by us and those held by noncontrolling interest members.

	2025	2024
Class A units of the operating company:
Held by us	71,100,768	69,369,234
Held by noncontrolling interest members	38,226,137	41,363,271
	109,326,905	110,732,505
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	147,197,178	148,602,778
At December 31, 2025, we had 76,096,410 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed for our Class A common shares or cash, at our election.
On October 13, 2025, Emile Haddad exchanged 3,137,134 Class A units of the operating company, and in exchange therefor, received 1,109,172 Class A common shares of the holding company. The remaining 2,027,962 Class A units tendered for redemption by Mr. Haddad were returned to the operating company in accordance with the dilution provisions of the operating company's partnership agreement and were canceled.
Significant Related Party and Third-Party Revenues
In the ordinary course of our business, we have sold and expect to continue to sell homesites to Lennar, which is our largest equity owner, or its affiliates, subsidiaries or joint ventures in which it is a member. We did not sell homesites directly to Lennar during the years ended December 31, 2025, 2024, and 2023 but did recognize revenues related to certain fees or profit participation associated with homes sold by Lennar to homebuyers at Valencia. For the year ended December 31, 2023, we recognized $0.6 million of revenue from Lennar, which primarily consisted of profit participation. During the years ended December 31, 2024 and 2023, we sold homesites to unaffiliated land banking entities and recognized $76.9 million and $101.8 million of such revenue, respectively. Lennar has retained the option to acquire these homesites in the future from the unaffiliated land banking entities and has historically exercised its options to acquire such homesites.
We also provide management services to the Great Park Venture pursuant to a development management agreement. For the years ended December 31, 2025 and 2024, we recognized $53.5 million and $96.0 million, respectively, of revenue from management services provided to the Great Park Venture. Other than the Great Park Venture, no related party customer accounted for more than 10% of our revenue during the years ended December 31, 2025 and 2024.
In addition to the related party revenues, during the year ended December 31, 2025, we recognized $42.5 million of revenue from a third-party commercial builder, which primarily consisted of commercial land sold to the third-party commercial builder and accounted for more than 10% of total consolidated revenues. Other than the third-party commercial builder, no third-party customer accounted for more than 10% of our revenue during the year ended December 31, 2025.
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
The estimated fair value of the acquired assets, assumed liabilities, and noncontrolling interests requires significant judgments by management and are determined primarily by a discounted cash flow model. In forming such estimates, we make assumptions about revenue growth rates, including assets under management, margins and customer attrition. In determining these assumptions, we utilize historical trends and data from the acquiree in addition to external market studies and trends, which generally include analysis of job and wage growth, mortgage interest rates and home prices. The determination of fair value also requires discounting the estimated cash flows at a rate that we believe a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams.
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
As of December 31, 2025, we had outstanding consolidated indebtedness of $443.3 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Point Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, capital, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and schedule III—real estate and accumulated depreciation (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Management services – related party – Incentive compensation – Refer to Notes 2, 4, and 10 to the financial statements
Critical Audit Matter Description
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
–We tested the mathematical accuracy of the Great Park Venture’s cash flow of distributions and Company’s calculation of incentive compensation revenue recognized for the year ended December 31, 2025.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 6, 2026

We have served as the Company’s auditor since 2009.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31,
	2025	2024
ASSETS
INVENTORIES	$2,443,279	$2,298,080
INVESTMENT IN UNCONSOLIDATED ENTITIES	153,087	185,324
PROPERTIES AND EQUIPMENT, NET	29,264	29,487
INTANGIBLE ASSETS, NET—RELATED PARTY	17,250	9,037
GOODWILL	69,812	—
CASH AND CASH EQUIVALENTS	425,546	430,875
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	992	992
RELATED PARTY ASSETS	89,509	101,670
OTHER ASSETS	20,264	20,952
TOTAL	$3,249,003	$3,076,417

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$443,348	$525,737
Accounts payable and other liabilities	106,199	100,292
Related party liabilities	70,973	63,297
Deferred income tax liability, net	58,343	33,570
Payable pursuant to tax receivable agreement	181,544	173,424
Total liabilities	860,407	896,320

COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
REDEEMABLE NONCONTROLLING INTERESTS	70,155	25,000
CAPITAL:
Class A common shares; No par value; Issued and outstanding: 2025—71,100,768 shares; 2024—69,369,234 shares
Class B common shares; No par value; Issued and outstanding: 2025—76,096,410 shares; 2024—79,233,544 shares
Contributed capital	616,751	593,827
Retained earnings	228,043	157,077
Accumulated other comprehensive loss	(1,549)	(1,468)
Total members’ capital	843,245	749,436
Noncontrolling interests	1,475,196	1,405,661
Total capital	2,318,441	2,155,097
TOTAL	$3,249,003	$3,076,417
See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUES:
Land sales	$42,450	$139,097	$160,796
Land sales—related party	—	—	595
Management services—related party	65,304	96,404	47,621
Operating properties	2,266	2,425	2,720
Total revenues	110,020	237,926	211,732
COSTS AND EXPENSES:
Land sales	29,719	90,109	105,651
Management services	20,389	23,852	22,170
Operating properties	6,683	5,134	6,167
Selling, general, and administrative	60,617	51,233	51,495
Total costs and expenses	117,408	170,328	185,483
OTHER INCOME (EXPENSE):
Interest income	17,254	10,858	7,230
Loss on debt extinguishment	(1,819)	—	—
Miscellaneous	820	(5,977)	(776)
Total other income	16,255	4,881	6,454
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	203,592	132,617	76,595
INCOME BEFORE INCOME TAX (PROVISION) BENEFIT	212,459	205,096	109,298
INCOME TAX (PROVISION) BENEFIT	(28,925)	(27,462)	4,418
NET INCOME	183,534	177,634	113,716
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	112,568	109,337	58,322
NET INCOME ATTRIBUTABLE TO THE COMPANY	$70,966	$68,297	$55,394

NET INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$1.01	$0.98	$0.80
Diluted	$0.96	$0.96	$0.76
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	69,976,942	69,224,327	68,826,340
Diluted	149,299,535	146,944,944	145,131,125
NET INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$0.00	$0.00	$0.00
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	78,554,548	79,233,544	79,233,544
See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
NET INCOME	$183,534	$177,634	$113,716
OTHER COMPREHENSIVE (LOSS) INCOME:
Net actuarial (loss) gain on defined benefit pension plan	(138)	1,720	889
Reclassification of actuarial loss on defined benefit pension plan included in net income	59	198	162
Other comprehensive (loss) income before taxes	(79)	1,918	1,051
INCOME TAX BENEFIT (PROVISION) RELATED TO OTHER COMPREHENSIVE (LOSS) INCOME	15	(336)	—
OTHER COMPREHENSIVE (LOSS) INCOME—Net of tax	(64)	1,582	1,051
COMPREHENSIVE INCOME	183,470	179,216	114,767
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	112,541	110,053	58,715
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$70,929	$69,163	$56,052
See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - January 1, 2023	69,068,354	79,233,544	$587,733	$33,386	$(2,988)	$618,131	$1,249,916	$1,868,047
Net income	—	—	—	55,394	—	55,394	58,322	113,716
Share-based compensation	—	—	3,665	—	—	3,665	—	3,665
Reacquisition of share-based compensation awards for tax-withholding purposes	(83,660)	—	(202)	—	—	(202)	—	(202)
Issuance of share-based compensation awards, net of forfeitures	215,244	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $0-actuarial gain on pension plan	—	—	—	—	658	658	393	1,051
Tax distribution to noncontrolling interest	—	—	—	—	—	—	(4,033)	(4,033)
Adjustment to liability recognized under tax receivable agreement—net of tax of $0	—	—	(140)	—	—	(140)	—	(140)
Adjustment of noncontrolling interest in the Operating Company	—	—	550	—	(2)	548	(548)	—
BALANCE - December 31, 2023	69,199,938	79,233,544	$591,606	$88,780	$(2,332)	$678,054	$1,304,050	$1,982,104
Net income	—	—	—	68,297	—	68,297	109,337	177,634
Share-based compensation—net of tax of $1,865	—	—	2,434	—	—	2,434	—	2,434
Reacquisition of share-based compensation awards for tax-withholding purposes	(282,883)	—	(823)	—	—	(823)	—	(823)
Issuance of share-based compensation awards	169,670	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	282,509	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $336-actuarial gain on pension plan	—	—	—	—	866	866	716	1,582
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(7,679)	(7,679)
Adjustment to liability recognized under tax receivable agreement—net of tax of $60	—	—	(155)	—	—	(155)	—	(155)
Adjustment of noncontrolling interest in the Operating Company	—	—	765	—	(2)	763	(763)	—
BALANCE - December 31, 2024	69,369,234	79,233,544	$593,827	$157,077	$(1,468)	$749,436	$1,405,661	$2,155,097
Net income(1)	—	—	—	70,966	—	70,966	111,256	182,222
Share-based compensation—net of tax of $680	—	—	8,291	—	—	8,291	—	8,291
Reacquisition of share-based compensation awards for tax-withholding purposes	(425,684)	—	(2,357)	—	—	(2,357)	—	(2,357)
Issuance of share-based compensation awards	129,085	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	918,020	—	—	—	—	—	—	—
Other comprehensive loss—net of tax of $15-actuarial loss on pension plan	—	—	—	—	(37)	(37)	(27)	(64)
Redemption of noncontrolling interest—net of tax of $5,476	1,110,113	(3,137,134)	20,496	—	(40)	20,456	(25,932)	(5,476)
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(12,608)	(12,608)
Adjustment to liability recognized under tax receivable agreement—net of tax of $2,272	—	—	(5,847)	—	—	(5,847)	—	(5,847)
Adjustment of noncontrolling interest in the Operating Company—net of tax of $817	—	—	2,341	—	(4)	2,337	(3,154)	(817)
BALANCE - December 31, 2025	71,100,768	76,096,410	$616,751	$228,043	$(1,549)	$843,245	$1,475,196	$2,318,441
(1) Total net income excludes net income of $1.3 million attributable to redeemable noncontrolling interests (see Note 6).
See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183,534	$177,634	$113,716
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from unconsolidated entities	(203,592)	(132,617)	(76,595)
Return on investment from Great Park Venture	201,289	119,787	78,200
Return on investment from Gateway Commercial Venture	1,446	9,433	—
Return on investment from other equity method investments	609	—	—
Deferred income taxes	21,446	24,363	(4,439)
Depreciation and amortization	8,755	19,363	19,934
Share-based compensation	7,611	4,299	3,665
Loss on debt extinguishment	1,819	—	—
Changes in operating assets and liabilities:
Inventories	(141,797)	(80,666)	27,541
Related party assets	22,814	(19,980)	10,771
Other assets	378	(11,548)	3,774
Accounts payable and other liabilities	(6,758)	20,695	(11,714)
Related party liabilities	7,676	(14,777)	(10,730)
Net cash provided by operating activities	105,230	115,986	154,123
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	50,694	62,140	75,986
Return of investment from Gateway Commercial Venture	151	7,752	—
Return of investment from other equity method investments	4,633	980	1,148
Contributions to unconsolidated entities	(6,506)	—	—
Acquisition of Hearthstone Venture, net of cash acquired	(55,307)	—	—
Purchase of properties and equipment	(217)	(808)	(23)
Net cash (used in) provided by investing activities	(6,552)	70,064	77,111
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes offering	450,000	—	—
Repayments of notes payable	(530,121)	(100,000)	—
Payment of financing costs	(8,522)	(474)	(687)
Reacquisition of share-based compensation awards for tax-withholding purposes	(2,357)	(823)	(202)
Related party reimbursement obligation	—	—	(4,282)
Tax distributions to noncontrolling interests	(12,608)	(7,679)	(4,033)
Distributions to redeemable noncontrolling interests	(399)	—	—
Net cash used in financing activities	(104,007)	(108,976)	(9,204)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(5,329)	77,074	222,030
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	431,867	354,793	132,763
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$426,538	$431,867	$354,793
SUPPLEMENTAL CASH FLOW INFORMATION (Note 15)
See accompanying notes to consolidated financial statements.

FIVE POINT HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION
Five Point Holdings, LLC, a Delaware limited liability company (the “Holding Company” and, together with its consolidated subsidiaries, the “Company”), is an owner and developer of mixed-use planned communities in California. The Company also provides capital solutions to the U.S. homebuilding industry primarily through the management of land banks. The Holding Company owns all of its assets and conducts all of its operations through Five Point Operating Company, LP, a Delaware limited partnership (the “Operating Company”), and its subsidiaries.
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Reclassification of prior period amounts—During the year ended December 31, 2025, the Company combined certain line items in which the Company determined separate disclosure within the notes to the financial statements was not meaningful to the users of the financial statements. These presentation changes did not affect the total capital balance, net income or earnings per share in any of the periods reported.
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
Concentration of risk—As of December 31, 2025, the Company’s inventories and the Company’s unconsolidated entities’ inventories are all located in California. The Company is subject to risks incidental to the ownership and development of commercial and residential real estate. These include, among others, the risks normally associated with changes in the general economic climate in the communities in which the Company operates, trends in the real estate industry, availability of land for development, changes in tax laws, interest rate levels, availability of financing, and potential liability under environmental and other laws.

The Company’s credit risk relates primarily to cash deposits, cash equivalents, contract assets and other miscellaneous financial assets. Cash deposit accounts at each institution are in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company’s risk management policies define parameters of acceptable market risk and strive to limit exposure to credit risk.
Noncontrolling interests—The Company presents noncontrolling interests and classifies such interests within capital but separate from the Company’s Class A and Class B members’ capital when the criteria for permanent equity classification has been met and outside of capital when temporary capital classification is met. Net income (loss) attributable to the noncontrolling interests on the consolidated statement of operations represents the portion of earnings attributable to the economic interest in the Company’s subsidiaries held by the noncontrolling interests. The Company allocates income (loss) to noncontrolling interests based on the substantive profit sharing provisions of the applicable subsidiary operating agreements.
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
Land sales and Land sales—related party—Revenues from land sales are recognized when the Company satisfies the performance obligation at a point in time when the control of the land passes to its customers. The transfer of control typically occurs when title passes at the close of escrow and the customer is able to direct the use of, control and obtain substantially all of the benefits from the land. The transaction price typically contains fixed consideration that represents the stated purchase price for the land and the gross proceeds received at the time of closing. Some of the Company’s residential homesite sale agreements contain a profit participation provision, a variable form of consideration, whereby the Company receives from homebuilders a portion of profit after the builder has received an agreed-upon margin. If the project profitability falls short of the participation threshold, no additional revenue is received. In most contracts, at the time of the land sale, the estimate of profit participation, if any, is constrained, as there are significant factors outside of the Company’s control that will impact whether participation thresholds will be met. In addition, some residential homesite sale agreements contain a price participation provision requiring the homebuilder to pay a fee per residence sold, as a percentage of the home sale price. Such fees are estimated as a variable form of consideration and the amount the Company expects to be entitled to receive from the homebuilder is recognized as revenue at the time of land sale. Since payment for variable consideration is received in future periods, but the Company has completed its performance obligation, a contract asset is recorded for contingent variable consideration, if any, included in the transaction price. At the end of each reporting period, variable consideration is reassessed to ensure changes in circumstances or constraints are appropriately reflected in the estimated transaction price. Changes in estimates of variable components of transaction prices could result in cumulative catch-up adjustments to revenue in subsequent periods. In some cases, the Company may be obligated to perform post-closing development obligations on the sold land and as a result may defer a portion of the transaction price.
Management Services—related party—Revenues from development management services and asset management services are recognized as the customer consumes the benefits of the performance obligation satisfied over time. The transaction price pertaining to management services revenue may be comprised of fixed and variable components. The Company’s management agreements may contain incentive compensation fee provisions contingent on the financial performance of a customer. In making estimates of incentive compensation the Company is entitled to receive in exchange for providing management services, significant assumptions and judgments are made in evaluating the factors that may determine the amount of consideration the Company will ultimately receive. The Company includes in the transaction price an estimate of incentive compensation only to the extent that a significant reversal of revenue is not probable. Incentive compensation revenue from management services is recognized evenly over the contract term, as the performance obligation is satisfied. When changes in estimates and assumptions occur, the estimate of the amount of incentive compensation the Company is entitled to receive and constraints on the estimate may change, resulting in a cumulative catch-up being recorded in the period of the change. A contract asset is recognized when there is a timing difference between recognition of revenue upon satisfaction of performance obligations and revenues becoming billable.
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
Impairment of assets—Long-lived assets, including inventory and the Company’s intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Impairment indicators for long-lived inventory assets include, but are not limited to, significant increases in horizontal development costs, significant decreases in the pace and pricing of home sales within the Company’s communities and surrounding areas, political and societal events that may negatively affect the local economy, and changes in development strategies that would result in acceleration of the realization of the value of such assets. If indicators of impairment exist, and the undiscounted cash flows expected to be generated by a long-lived asset are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such long-lived asset to its estimated fair value. The Company may estimate the fair value of its long-lived assets using a discounted cash flow model or sales comparison approach of the underlying property or a combination thereof.
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
During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any impairment losses on its long-lived assets.
Business Combinations—The Company accounts for businesses it acquires in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. This methodology requires that assets acquired, liabilities assumed and noncontrolling interests of the acquiree be recorded at fair value on the date of acquisition. Goodwill is recorded with regard to acquisitions of businesses when the purchase price of the business plus the fair value of noncontrolling interests of the acquiree exceeds the value of the identifiable assets acquired and liabilities assumed. The costs of business acquisitions are expensed as incurred. These costs may include fees for accounting, legal, professional consulting and valuation specialists. Purchase price allocations may be preliminary, and during the measurement period, not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.
Goodwill—The Company's goodwill balance resulted from the acquisition of the Hearthstone Venture in July 2025. In accordance with ASC 350, Intangibles-Goodwill and Other, the Company evaluates goodwill for potential impairment at least annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If a quantitative assessment is performed, the fair value estimate may be derived through various valuation methods, including the use of discounted expected future cash flows. The annual goodwill impairment analysis was performed as of October 1, 2025, and the Company did not recognize any impairment losses on its goodwill.
Share-based payments—Share-based payments are recognized on a straight-line basis over the service period in the statement of operations based on measurement date fair values. Forfeitures, if any, are accounted for in the period when they occur.
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
Investments in unconsolidated entities—For investments in entities that the Company does not control, but exercises significant influence, the Company uses the equity method of accounting. The Company’s judgment with regard to its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest, its representation in the entity’s governance, its ability to participate in policy-making decisions, and the rights of other investors to participate in the decision-making process to replace the Company as manager or to liquidate the entity. Investments accounted for under the equity method of accounting are recorded at cost and adjusted for the Company’s share in the earnings (losses) of the venture, impairments and cash contributions and distributions. Any difference between the carrying amount of the equity method investment on the Company’s balance sheet and the underlying equity in net assets on the investee’s balance sheet results in a basis difference which is adjusted as the related underlying assets are depreciated, amortized, or sold and the liabilities are settled. The Company’s interests in Heritage Fields LLC (the “Great Park Venture”), Five Point Office Venture Holdings I, LLC (the “Gateway Commercial Venture”), FP-HS Lot Option Joint Venture - Valencia, LLC (the “Valencia Landbank Venture”) and the Hearthstone Venture funds (the “Hearthstone Funds”) were accounted for using the equity method for all years presented in the accompanying consolidated financial statements.
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
The Company evaluates its investments in unconsolidated entities for other-than-temporary impairment by reviewing each investment for any indicators of impairment, including the fair value of such investments compared to their carrying amounts. The Company estimates the fair value of its investments by discounting the cash flows from distributions the Company expects to receive from the venture. Significant input assumptions used in estimating the distributions the Company expects to receive from the venture include revenue appreciation rates and cost inflation rates. The determination of fair value also requires discounting the estimated cash flows at a rate that the Company believes a market participant would determine to be commensurate with the inherent risks associated with the investment and related estimated cash flow streams. The discount rate used in determining each investment’s fair value generally depends on the investment’s projected life and development stage. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” the Company reduces the investment to its estimated fair value. No other-than-temporary impairments were identified during the years ended December 31, 2025, 2024 or 2023.
Inventories—Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Capitalized direct and indirect inventory costs include land, land in which the Company has the rights to receive in accordance with a disposition and development agreement, horizontal development costs, real estate taxes, and interest related to financing development and construction. During the years ended December 31, 2025, 2024 and 2023, the Company incurred interest expense, including amortization of debt issuance costs, all of which was capitalized into inventories, of $56.1 million, $61.5 million and $53.8 million, respectively. Horizontal development costs can be further broken down to costs incurred to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as public schools, utilities, roads, and bridges; and site costs, such as grading and amenities, to bring the land to a saleable state. Certain public infrastructure project costs incurred by the Company are eligible for reimbursement, typically, from the proceeds of Community Facilities District (“CFD”) bond debt, state and federal grants or property tax assessments. Costs that cannot be clearly associated with the acquisition, development, and construction of a real estate project and selling expenses are expensed as incurred. Selling and advertising costs were $3.5 million, $3.3 million and $3.6 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
Intangible Assets—The Company records intangible asset amortization expense straight-line over the useful life or over the contract period based on the pattern in which the Company expects to recognize the economic benefits from the intangible asset.
Receivables—The Company evaluates the carrying value of receivables, which includes receivables from related parties, at each reporting date to determine the need for an allowance for expected credit losses. At December 31, 2025 and 2024, there was no material allowance for credit losses.
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
The Company’s estimate of the Holding Company’s annual effective tax rate is subject to change based on changes in federal and state tax laws and regulations, the Holding Company’s ownership interest in the Operating Company and the Operating Company’s ownership in the San Francisco Venture and other less than wholly owned subsidiaries, and the Company’s assessment of any required deferred tax asset valuation allowance. Cumulative adjustments are made in interim periods in which the Company identifies a change in its estimate of the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, the Company’s utilization experience with operating loss and tax credit carryforwards and tax planning alternatives are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse effect or beneficial effect on the Holding Company’s income tax provision and net income or loss in the period the determination is made. The Holding Company recognizes interest or penalties related to income tax matters in income tax expense.
Miscellaneous other income (expense)—Miscellaneous other income (expense) consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net periodic pension benefit (cost)	$67	$(49)	$(82)
Other (1)	753	(5,928)	(694)
Total miscellaneous other income (expense)	$820	$(5,977)	$(776)
(1) In January 2024, the Company settled an exchange offer on its $625.0 million 7.875% Senior Notes (see Note 11). For the years ended December 31, 2024 and 2023, the Company incurred $5.9 million and $1.8 million, respectively, in third party costs related to the debt modification, which is included in other in the table above.
Recently adopted and issued accounting pronouncements—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which primarily requires expanded disclosures for income taxes paid and the effective tax rate reconciliation. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retrospective basis. The Company has adopted this standard for the current year consolidated financial statements and has applied this standard retrospectively for all prior periods presented in the consolidated financial statements (see Notes 15 and 19).
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
3.    ACQUISITIONS
On July 31, 2025 (the “Acquisition Date”), the Company acquired substantially all of the assets associated with the residential asset management business of Hearthstone, Inc., a provider of capital solutions to the U.S. homebuilding industry, by purchasing 75% of the outstanding Class A units of HRH for an all cash purchase price of $57.6 million. This acquisition positions the Company as an active manager of capital solutions for the homebuilding industry primarily through land banking.
The acquisition was accounted for as a business combination under ASC Topic 805, Business Combinations (“ASC 805”).
The following table summarizes the amounts recognized for the estimated fair value of the assets acquired, liabilities assumed and noncontrolling interests of the Hearthstone Venture and resulting goodwill as of the Acquisition Date (in thousands):

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
$57,562
A third-party valuation specialist assisted the Company in estimating the fair values of the assets acquired, liabilities assumed and noncontrolling interests in the Hearthstone Venture. The identifiable intangible assets acquired include investor relationships and joint venture projects, which were valued at $7.3 million and $6.4 million, respectively. The fair values of these intangible assets were determined using income-based valuation approaches, specifically the multi-period excess earnings method. The investor relationships intangible asset was valued based on projected revenue growth and estimated attrition rates of existing investors, while the joint venture projects intangible asset was valued based on projected net revenue from existing joint venture contracts. The estimated remaining useful lives of both intangible assets are seven years.
The fair value of the noncontrolling interests (see Note 6) was based on the stated unit values, which the Company determined approximated fair value, and discounted cash flow analyses. These fair value measurements are based on significant inputs that are not observable in the market and thus represent a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions include discount rates consistent with expected returns on comparable private real estate funds ranging from 15% to 20%.

Goodwill primarily represents the value of expected operational synergies, enhanced scale and market presence, the assembled workforce, and other intangible benefits expected to be realized from integrating the Hearthstone Venture platform with the Company’s existing operations. The Company expects $39.8 million, the portion of goodwill attributable to its ownership interest, will be deductible for tax purposes. All of the goodwill was assigned to the Hearthstone segment. At December 31, 2025, the carrying value of goodwill was $69.8 million.
During the year ended December 31, 2025, the Company incurred $1.6 million in acquisition costs. The acquisition costs are included in selling, general, and administrative expenses on the accompanying consolidated statement of operations.
Revenues and earnings of the Hearthstone Venture included in the Company’s consolidated statements of operations from the Acquisition Date through December 31, 2025, were $11.8 million and $3.9 million, respectively.
Unaudited Pro Forma
The following table presents the Company’s unaudited pro forma consolidated revenues and net income for the years ended December 31, 2025 and 2024 as if the Hearthstone Venture acquisition had occurred on January 1, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenues	$120,844	$254,255
Net income	187,362	179,419
These amounts have been calculated after applying the Company's accounting policies, including acquisition costs in the earnings of the earliest period and adjusting the results of the Hearthstone Venture to reflect amortization for intangible assets and tax effects.
4.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (see Note 16) (in thousands):

	Year Ended December 31, 2025
	Valencia	San Francisco	Great Park(1)	Hearthstone(2)	Total
Land sales and land sales—related party	$42,450	$—	$—	$—	$42,450
Management services—related party	—	—	53,512	11,792	65,304
Operating properties	405	—	—	—	405
	42,855	—	53,512	11,792	108,159
Operating properties leasing revenues	1,162	699	—	—	1,861
	$44,017	$699	$53,512	$11,792	$110,020

	Year Ended December 31, 2024
	Valencia	San Francisco	Great Park(1)	Unallocated	Total
Land sales and land sales—related party	$139,097	$—	$—	$—	$139,097
Management services—related party	—	—	95,955	449	96,404
Operating properties	483	—	—	—	483
	139,580	—	95,955	449	235,984
Operating properties leasing revenues	1,264	678	—	—	1,942
	$140,844	$678	$95,955	$449	$237,926

	Year Ended December 31, 2023
	Valencia	San Francisco	Great Park(1)	Unallocated	Total
Land sales and land sales—related party	$161,391	$—	$—	$—	$161,391
Management services—related party	—	—	47,190	431	47,621
Operating properties	840	—	—	—	840
	162,231	—	47,190	431	209,852
Operating properties leasing revenues	1,226	654	—	—	1,880
	$163,457	$654	$47,190	$431	$211,732

(1) The tables above do not include revenues of the Great Park Venture, which are included in the Company’s reporting segment totals (see Notes 5 and 16).
(2) Hearthstone revenues are for the period from the Acquisition Date through December 31, 2025.
The Company, through Five Point Communities, LP (“FP LP”), and Five Point Communities Management, Inc., (“FP Inc.” and together with FP LP, the “Management Company”), has a development management agreement, as amended and restated (“A&R DMA”), with the Great Park Venture. The A&R DMA had an original term commencing on December 29, 2010 and ending on December 31, 2021 (the “Initial Term”). In addition to an annual fixed base fee, the Initial Term of the A&R DMA included incentive compensation that becomes payable in connection with and as a percentage of distributions made to the members of the Great Park Venture, including distributions made in periods after the Initial Term. Consideration in the form of contingent incentive compensation from the A&R DMA was recognized as revenue and a contract asset as services were provided over the contract term. By mutual agreement, the Initial Term had been extended through December 31, 2022 (the “2022 Extension”). In December 2022, the Company and the Great Park Venture entered into a second amendment to the A&R DMA establishing the terms of service through December 31, 2024 (the “First Renewal Term”). The compensation payable to the Company during the First Renewal Term included an annual fixed base fee and incentive compensation payments payable as a percentage of distributions made to the members of the Great Park Venture during the First Renewal Term. In September 2024, the Company and the Great Park Venture entered into a third amendment to the A&R DMA. Under the third amendment, the term of the A&R DMA has been renewed through December 31, 2026 (the “Second Renewal Term”). The compensation payable to the Company during the Second Renewal Term includes a $13.5 million annual fixed base fee beginning in 2025, which reflects an increase from the $12.0 million annual fixed base fee under the First Renewal Term, and incentive compensation payments payable as a percentage of distributions made to the members of the Great Park Venture during the Second Renewal Term.
Due to the contingencies associated with estimating the amount of incentive compensation that ultimately will become payable for services provided, the Company has constrained, under the guidance of ASC Topic 606, its estimate of incentive compensation revenues such that the Company believes that a significant reversal of revenues is not probable of occurring. As the contingencies are resolved in future periods, the Company may record adjustments to revenue to reflect changes in the Company’s estimate of incentive compensation expected to be received. Significant judgment is involved in management’s estimate of the amount of variable consideration included in the transaction price. In making this estimate, management utilizes projected cash flows of the operations of the Great Park Venture. These cash flows are significantly affected by estimates and assumptions related to market supply and demand, the local economy, projected pace of sales of homesites, projected pricing over the estimated selling period, the length of the estimated development and selling periods, remaining development, general, and administrative costs, the contract period, and other factors.
The Hearthstone Venture generates asset management fee revenues, primarily from the management of land banking funds. Asset management services are satisfied over time because the customer receives and consumes the benefits of the management services daily. Base fee consideration is variable since over the contract period the management fee varies based on fluctuations in the basis of the calculation. The basis of the calculation is the amount of invested capital, or a similar measurement, multiplied by a defined fee rate. The base management fee is generally calculated and payable monthly allowing any uncertainty about the amount of the fee to be resolved and the full amount of the fee to be recognized as revenue during the reporting period. Any uncollected fees are recognized as a receivable and included in related party assets on the consolidated balance sheet. The Hearthstone Venture's asset management contracts may also contain a performance fee payable upon a managed fund achieving a defined rate of return to the customer. Performance fees are recognized as management services are provided over the service period estimated to be needed to reach the performance threshold. Performance fees are constrained and only recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. When performance fees are recognized in advance of payments due, a contract asset is recognized and is included in related party assets on the consolidated balance sheet.
Contract balances are recorded on the consolidated balance sheet in either related party assets or other assets for receivables from customers and contract assets (unbilled receivables) depending on whether the customer is a related party. Similarly, contract liabilities (deferred revenue) are included in accounts payable and other liabilities or related party liabilities.
The opening and closing balances of the Company’s contract assets for the year ended December 31, 2025 were $101.8 million ($100.8 million related party, see Note 10) and $89.7 million ($87.5 million related party, see Note 10), respectively. The net decrease of $12.1 million between the opening and closing balances of the Company’s contract assets primarily resulted from the receipt of $62.8 million in incentive compensation payments from the Great Park Venture partially offset by (i) additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the A&R DMA and (ii) $10.4 million primarily for performance fees recognized as part of the Hearthstone Venture’s acquisition (see Note 3). The Company received an additional $5.1 million in incentive compensation payments from the Great Park Venture related to the Second Renewal Term during the year ended December 31, 2025. The balance represents a contract liability for payments received prior to the satisfaction of the associated performance obligation and is included in related party liabilities as of December 31, 2025.
The opening and closing balances of the Company’s contract assets for the year ended December 31, 2024 were $72.1 million ($69.1 million related party, see Note 10) and $101.8 million ($100.8 million related party, see Note 10), respectively. The net increase of $29.7 million between the opening and closing balances of the Company’s contract assets primarily resulted from additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the A&R DMA partially offset by the receipt of $50.9 million in incentive compensation payments from the Great Park Venture and the receipt of marketing fees from prior period land sales.
Other than the incentive compensation contract liability, the opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the years ended December 31, 2025 and 2024 were insignificant.
The Company applies the disclosure exemptions associated with remaining performance obligations for contracts with an original expected term of one year or less, contracts for which revenue is recognized in proportion to the amount of services performed and variable consideration that is allocated to wholly unsatisfied performance obligations for services that form part of a series of services.
5.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Great Park Venture previously had two classes of membership interests—“Percentage Interests” and “Legacy Interests.” The Operating Company owned 37.5% of the Great Park Venture’s Percentage Interests as of December 31, 2025. Legacy Interest holders were entitled to receive priority distributions in an aggregate amount equal to $565.0 million, all of which had been distributed as of December 31, 2024, as a result of which, the Legacy Interests are no longer deemed to be outstanding.
During the year ended December 31, 2025, the Great Park Venture made aggregate distributions of $672.0 million to holders of Percentage Interests. The Company received $252.0 million for its 37.5% Percentage Interest. During the year ended December 31, 2024, the Great Park Venture made aggregate distributions of $18.1 million to holders of Legacy Interests and $485.1 million to holders of Percentage Interests. The Company received $181.9 million for its 37.5% Percentage Interest.
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
During the year ended December 31, 2025, the Great Park Venture recognized no land sale revenues to related parties of the Company and $825.7 million in land sale revenues to third parties, of which $224.9 million relates to homesites sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire these homesites in the future from the land bank entity.
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

The following table summarizes the statements of operations of the Great Park Venture for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Land sale and related party land sale revenues	$825,659	$612,806	$554,825
Cost of land sales	(195,900)	(144,876)	(237,309)
Other costs and expenses	(45,280)	(118,746)	(66,906)
Net income of Great Park Venture	$584,479	$349,184	$250,610
The Company’s share of net income	$219,180	$130,944	$93,979
Basis difference amortization, net	(17,891)	(11,157)	(15,032)
Equity in earnings from Great Park Venture	$201,289	$119,787	$78,947
The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Inventories	$153,117	$274,738
Cash and cash equivalents	187,574	118,256
Contract assets and receivables, net	28,090	169,604
Total assets	$368,781	$562,598
Accounts payable and other liabilities	$175,935	$282,277
Capital (Percentage Interest)	192,846	280,321
Total liabilities and capital	$368,781	$562,598
The Company’s share of capital in Great Park Venture	$72,318	$105,121
Unamortized basis difference	28,635	46,526
The Company’s investment in the Great Park Venture	$100,953	$151,647
Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of December 31, 2025. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs.
The Five Point Gateway Campus (the “Five Point Gateway Campus”) is a 73-acre office, medical, research and development campus located within the Great Park Neighborhoods consisting of four buildings totaling approximately one million square feet. During the year ended December 31, 2024, the Gateway Commercial Venture sold its remaining interests in the Five Point Gateway Campus, which included an approximately 189,000 square foot commercial office building and approximately 50 acres of commercial land on which up to an additional 189,000 square feet of commercial space can be developed, for a purchase price of $88.5 million. The purchase price consisted of $45.0 million in cash paid at closing and a $43.5 million note that matures in December 2026. After retiring the Gateway Commercial Venture’s outstanding debt, the Gateway Commercial Venture made distributions to its members, of which the Company received $17.2 million. During the year ended December 31, 2025, the Company received $1.6 million in distributions from the Gateway Commercial Venture.
The Company and a subsidiary of Lennar Corporation separately leased portions of the building that was under the ownership of the Gateway Commercial Venture, and during the years ended December 31, 2024 and 2023, the Gateway Commercial Venture recognized $8.7 million and $8.5 million, respectively, in rental revenues from those leasing arrangements.

The following table summarizes the statements of operations of the Gateway Commercial Venture for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Rental revenues	$—	$8,747	$8,482
Rental operating and other expenses	(291)	(3,509)	(5,821)
Depreciation and amortization	—	(4,011)	(4,015)
Gain on sale of assets, net	—	17,826	—
Interest income	2,219	—	—
Interest expense	—	(2,590)	(2,531)
Net income (loss) of Gateway Commercial Venture	$1,928	$16,463	$(3,885)
Equity in earnings (loss) from Gateway Commercial Venture	$1,446	$12,347	$(2,914)
The following table summarizes the balance sheet data of the Gateway Commercial Venture and the Company’s investment balance as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Cash and restricted cash	$41	$257
Note receivable and other assets	43,681	43,667
Total assets	$43,722	$43,924
Members’ capital	$43,722	$43,924
Total liabilities and capital	$43,722	$43,924
The Company’s investment in the Gateway Commercial Venture	$32,792	$32,943
Hearthstone Funds
The Hearthstone Venture has ownership interests in individual funds that primarily engage in land banking. The Hearthstone Venture is the general partner or managing member of each fund and holds an economic interest between 1% and 3%. The Hearthstone Funds make investments in separate project limited partnerships that acquire land to be developed and contract with preapproved homebuilders through option and development agreements to construct improvements and purchase lots on agreed-upon terms and conditions. The Hearthstone Venture does not have a controlling financial interest in any of the Hearthstone Funds, however, the Hearthstone Venture has the ability to significantly influence the operating and financial policies of the Hearthstone Funds, and therefore it accounts for its investments in the funds using the equity method.
Several of the Hearthstone Funds utilize financing arrangements to partially fund the acquisition of land. The debt is non-recourse to the Hearthstone Venture other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
The following table summarizes the statements of operations of the Hearthstone Funds from the Acquisition Date through December 31, 2025 (in thousands):

2025
Total revenues	$468,036
Total expenses	(447,933)
Total net income	$20,103
Equity in earnings from the Hearthstone Funds	$397
The following table summarizes the balance sheet data of the Hearthstone Funds as of December 31, 2025 (in thousands):

2025
Total assets	$3,328,424
Total liabilities	$1,613,133
The Company’s investment in the Hearthstone Funds	$18,923
6.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at December 31, 2025, the Holding Company and its wholly owned subsidiary owned approximately 65.0% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 35.0% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar Corporation (“Lennar”) and GFFP Holdings, LLC (“GFFP”).
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
Tax distributions to the partners of the Operating Company for the years ended December 31, 2025, 2024 and 2023, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Management Partner	$448	$1,061	$4,033
Other partners (excluding the Holding Company)	12,160	6,618	—
Total tax distributions	$12,608	$7,679	$4,033
Generally, tax distributions are treated as advance distributions under the LPA and are taken into account when determining the amounts otherwise distributable or as an adjustment to the shares issuable upon an exchange of Class A Common Units under the LPA.
An entity controlled by Emile Haddad, the Company’s Chairman Emeritus of the Board of Directors and former Chief Executive Officer (the “Management Partner”) previously owned 3,137,134 Class A Common Units of the Operating Company. On October 13, 2025, the Management Partner exchanged 3,137,134 Class A Common Units of the Operating Company, and in exchange therefor, received 1,109,172 Class A common shares of the Holding Company. The remaining 2,027,962 Class A Common Units owned by the Management Partner were returned to the Operating Company in accordance with the tax distribution dilution provisions of the LPA and were canceled.
During the years ended December 31, 2025, 2024 and 2023, the Holding Company’s ownership interest in the Operating Company also changed as a result of net equity transactions related to the Company’s share-based compensation plan.
The San Francisco Venture
The San Francisco Venture, the entity developing the Candlestick and The San Francisco Shipyard communities, has three classes of units—Class A units, Class B units and Class C units. The Operating Company acquired a controlling interest in the San Francisco Venture in the May 2016 Formation Transactions by acquiring all of the outstanding Class B units of the San Francisco Venture. All of the outstanding Class A units are owned by Lennar and GFFP. The Class A units of the San Francisco Venture are intended to be substantially economically equivalent to the Class A Common Units of the Operating Company. The Class A units of the San Francisco Venture represent noncontrolling interests to the Operating Company.
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
Redeemable Noncontrolling Interest (San Francisco Class C units)
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos community facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At each of December 31, 2025 and 2024, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interests on the consolidated balance sheets.
Redeemable Noncontrolling Interest (Hearthstone Venture)
Interests in the Hearthstone Venture include Class A units and Class B units of HRH. The Class A units represent common equity interests that participate in profits and losses proportionately, while the Class B units represent a separate class of nonvoting preferred interests. The Class B units have a stated value of $1,000 per unit and accrue a preferred return at a rate equal to 10% per annum or less, as defined in HRH’s operating agreement. The Class B interests are entitled to receive distributions of unpaid preferred return and capital prior to any distributions to the Class A Unit members. At December 31, 2025, the Company held 75% of the outstanding Class A units. Other members of HRH held the remaining 25% of the outstanding Class A units and 10,472 Class B units representing 100% of the outstanding Class B units. In the event HRH calls capital, the portion attributable to the Class A units held by the other members will be satisfied by automatic conversion of Class B units into Class A units at a value of $1,000 per Class B Unit, until all Class B units are fully converted.
The Class A units and Class B units held by other members of HRH are redeemable at the option of the Company or the other members after July 31, 2031, and upon the occurrence of certain events prior to July 31, 2031. The redemption value of the Class A units will be fair market value as of the redemption date, while the redemption value of Class B units will be equal to $1,000 per unit plus any unpaid preferred return. Class A units and Class B units held by other members are included in redeemable noncontrolling interests on the consolidated balance sheets. The redeemable noncontrolling interests are measured at the greater of carrying amount or redemption value at each reporting date.
HRH consolidates subsidiary asset management entities (collectively, the “Hearthstone Professional Entities”). Each of the Hearthstone Professional Entities is governed by a limited liability company agreement under which HRH serves as managing member, and legacy members hold minority ownership interests. The legacy members are entitled to receive distributions of profits and fees generated from legacy investment and management activities, including certain promote fees, in accordance with the terms of their respective operating agreements. These distribution rights are limited to historical projects and diminish over time as the related investments in those projects are realized or liquidated. The legacy member interests will be fully redeemed once all distributions and allocations to which they are entitled have been made. The legacy member interests are included in redeemable noncontrolling interests on the consolidated balance sheets.
The carrying amount of the Hearthstone Venture redeemable noncontrolling interests as of July 31, 2025, the Acquisition Date, and December 31, 2025 were as follows (in thousands):

	HRH Class A Unit Noncontrolling Interests	HRH Class B Unit Noncontrolling Interests	Hearthstone Professional Entities Noncontrolling Interests	Total Hearthstone Venture Redeemable Noncontrolling Interests
BALANCE - July 31, 2025	$19,188	$12,072	$12,982	$44,242
Hearthstone Venture net income allocation	857	455	—	1,312
Class B unit conversions	1,600	(1,600)	—	—
Distributions and redemptions	—	(188)	(211)	(399)
BALANCE - December 31, 2025	$21,645	$10,739	$12,771	$45,155
7.    CONSOLIDATED VARIABLE INTEREST ENTITY
The Holding Company conducts all of its operations through the Operating Company, a consolidated VIE, and as a result, substantially all of the Company’s assets and liabilities represent the assets and liabilities of the Operating Company, other than items attributed to income taxes and the payable pursuant to tax receivable agreement (“TRA”). The Operating Company has investments in and consolidates the assets and liabilities of the San Francisco Venture, FP LP, Five Point Land, LLC (“FPL”), the entity developing Valencia, and the Hearthstone Professional Entities, all of which have also been determined to be VIEs.
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
As of December 31, 2025, the San Francisco Venture had total combined assets of $1.48 billion, primarily comprised of $1.48 billion of inventories, and total combined liabilities of $68.8 million, including $64.7 million in related party liabilities.
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
As of December 31, 2025, FP LP and FPL had combined assets of $1.1 billion, primarily comprised of $963.7 million of inventories, $4.4 million of intangibles and $77.2 million in related party assets, and total combined liabilities of $60.7 million, including $54.7 million in accounts payable and other liabilities and $6.0 million in related party liabilities.
As of December 31, 2024, FP LP and FPL had combined assets of $1.0 billion, primarily comprised of $876.2 million of inventories, $9.0 million of intangibles and $100.8 million in related party assets, and total combined liabilities of $62.0 million, including $61.1 million in accounts payable and other liabilities and $0.8 million in related party liabilities.
The Hearthstone Professional Entities are VIEs, as the other members of such entities, either individually or as a group, are not able to exercise kick-out rights and do not hold substantive participating rights. HRH is the primary beneficiary of the Hearthstone Professional Entities, and as of December 31, 2025, the total combined assets of the Hearthstone Professional Entities were $33.0 million, primarily comprised of investments in the Hearthstone Funds, and total combined liabilities were $0.3 million.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the years ended December 31, 2025, 2024 and 2023, respectively, there were no VIEs that were deconsolidated.

8.     PROPERTIES AND EQUIPMENT, NET
Properties and equipment as of December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Agriculture operating properties and equipment	$30,928	$30,711
Furniture, fixtures, and other	7,736	7,758
Total properties and equipment	38,664	38,469
Accumulated depreciation	(9,400)	(8,982)
Properties and equipment, net	$29,264	$29,487
Depreciation expense was $0.3 million, $0.3 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
9.    INTANGIBLE ASSETS, NET—RELATED PARTY
Intangible assets consist of (i) the contract value of the incentive compensation provisions of the A&R DMA with the Great Park Venture acquired in the Formation Transactions (see Note 10) and (ii) identifiable intangible assets acquired in connection with the acquisition of the Hearthstone Venture (see Note 3). The intangible assets acquired through the Hearthstone Venture acquisition include (i) investor relationships representing established relationships with institutional investors and capital partners that are expected to contribute recurring fee revenues and (ii) joint venture projects representing contractual rights to earn management and performance fees from existing residential financing and development arrangements. The incentive compensation intangible asset will be amortized over the contract period based on the pattern in which the economic benefits are expected to be received, while the Hearthstone Venture intangible assets will be amortized on a straight-line basis over an estimated useful life of seven years.
The carrying amount and accumulated amortization of the intangible assets as of December 31, 2025 and 2024 were as follows (in thousands):

	2025			2024
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Hearthstone intangible assets	$13,672	$(814)	$12,858	$—	$—	$—
Great Park A&R DMA incentive compensation	129,705	(125,313)	4,392	129,705	(120,668)	9,037
	$143,377	$(126,127)	$17,250	$129,705	$(120,668)	$9,037
Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $4.6 million, $16.2 million and $15.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense is included in the cost of management services in the accompanying consolidated statements of operations and is included in the Great Park segment.
Intangible asset amortization expense for the Hearthstone Venture intangible assets was $0.8 million for the year ended December 31, 2025. Amortization expense is included in the cost of management services in the accompanying consolidated statement of operations and is included in the Hearthstone segment.

10.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s consolidated balance sheets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Related Party Assets:
Contract assets (see Note 4)	$87,534	$100,793
Other	1,975	877
	$89,509	$101,670
Related Party Liabilities:
Reimbursement obligation	$64,736	$62,057
Other	6,237	1,240
	$70,973	$63,297
Development Management Agreement with the Great Park Venture (Incentive Compensation Contract Asset)
In 2010, the Great Park Venture, the Company’s equity method investee, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. In September 2024, the Company and the Great Park Venture extended the A&R DMA through December 31, 2026. The compensation structure in place consists of a base fee and incentive compensation. Incentive compensation is 9% of distributions available to be made by the Great Park Venture to its Percentage Interests holders (see Note 5). If the A&R DMA is not extended by mutual agreement of the parties beyond December 31, 2026 and the Company is no longer providing management services subsequent to December 31, 2026, the Company will continue to be entitled to 6.75% of distributions paid thereafter.
During the years ended December 31, 2025 and 2024, the Great Park Venture made incentive compensation payments of $68.0 million and $49.1 million, respectively, to the Company. Additionally, during the year ended December 31, 2024, the Company received $1.8 million in incentive compensation payments attributed to Legacy Interests which were distributed to the holders of the Management Company’s Class B interests. As of December 31, 2024, the holders of the Management Company’s Class B interests had no further distribution rights.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue from management services of $53.5 million, $96.0 million and $47.2 million, respectively, related to all management fees under the A&R DMA, and such revenues are included in management services—related party in the accompanying consolidated statements of operations and are included in the Great Park segment. At December 31, 2025 and 2024, included in contract assets in the table above is $76.3 million and $99.2 million, respectively, attributed to incentive compensation revenue recognized but not yet due, and at December 31, 2025, included in other related party liabilities is $5.1 million attributed to payments received for incentive compensation revenue not yet recognized (see Note 4).
Reimbursement Obligation
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse an affiliate of Lennar for a portion of the EB-5 loan liabilities and related interest that were assumed by an affiliate of Lennar in connection with the Formation Transactions.
Interest totaled $2.7 million for each of the years ended December 31, 2025, 2024 and 2023. All of the incurred interest for the years ended December 31, 2025, 2024 and 2023 was capitalized into inventories. The weighted average interest rate as of December 31, 2025 was 4.6%.
Pursuant to a reimbursement deferral agreement with an affiliate of Lennar, principal and interest payments under the related party reimbursement obligation were deferred from October 2023 through December 31, 2025. In January 2026, the Company paid $37.5 million in principal and $6.0 million in accrued interest that became due upon the expiration of the deferral agreement. An additional $21.2 million is expected to be paid in 2026, however deferral notices from the lender to the Lennar affiliate may further extend the Company’s obligation to make reimbursement payments. These deferred amounts, if any, will continue to incur interest at the original interest rate.

Advisory Agreement with Emile Haddad
The Company and Emile Haddad, a member of the Company’s board of directors and Chairman Emeritus, are parties to an advisory agreement with a current term ending December 1, 2028. Mr. Haddad receives an annual retainer of $1.5 million and an annual performance bonus of $1.0 million that is contingent upon the occurrence of certain vesting events. The Company incurred expense of $2.5 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively, which is included in selling, general, and administrative expenses on the accompanying consolidated statements of operations.
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
Gateway Commercial Venture Property Management Agreement
The Company previously entered into a property management agreement with Gateway Commercial Venture in which the Company provided certain property management services to the Five Point Gateway Campus. In each of the years ended December 31, 2024 and 2023, the Company recognized revenue from these management services of $0.4 million, which is included in management services—related party in the accompanying consolidated statements of operations. In December 2024, the Company’s property management agreement with the Gateway Commercial Venture was terminated, and the Company is no longer managing any commercial operations at the Five Point Gateway Campus.
Operating Agreements with Hearthstone Funds (Performance Fee Contract Asset)
The Hearthstone Venture manages the operations and assets of the Hearthstone Funds and is entitled to receive asset management fees and in some cases performance fees from those funds upon the achievement of certain performance hurdles. During the year ended December 31, 2025, the Hearthstone Venture recognized performance fee revenue of $4.4 million, and at December 31, 2025, included in contract assets in the table above is $10.4 million attributed to performance fee revenue recognized but not yet due (see Notes 3 and 4).
11.    NOTES PAYABLE, NET
At December 31, 2025 and 2024, notes payable, net consisted of the following (in thousands):

	2025	2024
8.000% Senior Notes due 2030	$450,000	$—
10.500% initial rate Senior Notes due 2028	—	523,494
7.875% Senior Notes due 2025	—	1,500
Unamortized premium	—	2,591
Unamortized debt issuance costs	(6,652)	(1,848)
	$443,348	$525,737
Senior Notes
After completing an exchange offer in January 2024, the Operating Company and Five Point Capital Corp., a direct wholly owned subsidiary of the Operating Company (the “Co-Issuer” and, together with the Operating Company, the “Issuers”), had two tranches of unsecured senior notes outstanding, which included the 10.500% initial rate senior notes due January 2028 (the “2028 Notes”) and the unexchanged portion of the 7.875% senior notes due November 2025 (the “2025 Notes”).
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
Interest incurred, including amortization of debt issuance costs and premium, on the 2025 Notes, 2028 Notes and 2030 Notes during the years ended December 31, 2025, 2024 and 2023 totaled $52.9 million, $58.4 million and $50.8 million, respectively. All interest incurred was capitalized to inventories for all three years.
Revolving Credit Facility
The Operating Company has a $217.5 million unsecured revolving credit facility that matures in July 2029. Any borrowings under the revolving credit agreement will bear interest at CME Term Secured Overnight Financing Rate 1 Month plus a margin of either 2.25% or 2.50% based on the Company’s leverage ratio. The revolving credit facility may be further extended to July 2030, subject to the satisfaction of certain conditions, including the approval of the administrative agent and lenders. As of December 31, 2025, no borrowings or letters of credit were outstanding on the Operating Company’s revolving credit facility.
12.    TAX RECEIVABLE AGREEMENT
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

At December 31, 2025 and 2024, the Company’s consolidated balance sheets included liabilities of $181.5 million and $173.4 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. Management deems a TRA payment related to the benefits expected to be received by the Company under the application of Section 704(c) of the Code to be probable and estimable when an event occurs that results in the Company measuring the Operating Company’s direct or indirectly held property at fair value in the Company’s consolidated balance sheet or the sale of such property at fair value. Either of these activities are indicators that the difference between the fair market value of the property and the adjusted tax basis has been or will be realized, resulting in special allocations of income, gain, loss or deduction that are likely to reduce the amount of income taxes that the Company would otherwise pay. The Company may record additional TRA liabilities related to properties not currently held at fair value when those properties are recognized or realized at fair value. Changes in the Company’s estimates of the utilization of its deferred tax attributes and tax rates in effect may also result in subsequent changes to the amount of TRA liabilities recorded.
The term of the TRA will continue until all such tax benefits under the agreement have been utilized or expired, unless the Company exercises its right, subject to certain conditions of the agreement, to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. No TRA payments were made during the years ended December 31, 2025, 2024 and 2023.
13.    LEASES
The Company’s lessee arrangements consist of agreements to lease certain office facilities and equipment and the Company’s lessor arrangements consist of leases of portions of land to third parties for agriculture or other miscellaneous uses. The Company’s agricultural land lease agreements are generally short-term in nature. As of December 31, 2025, all leasing arrangements are classified as operating leases and do not contain residual value guarantees or material restrictions.
The Company’s office leases have remaining lease terms of approximately three years to four years and include one or more Company options to extend the leases for up to five years and one of which includes a landlord option to terminate the lease 18 months subsequent to written notice to the Company. The Company only includes renewal options in the lease term when it is reasonably certain that it will exercise such options.
The components of lease costs were as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Operating lease cost	$3,729	$702	$1,276
Related party operating lease cost	—	2,892	3,154
Short-term lease cost	279	736	472
Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 were as follows (in thousands, except lease term in years and discount rate):

	2025	2024
Operating lease right-of-use assets	$11,343	$12,973
Operating lease liabilities	$9,989	$10,980
Weighted average remaining lease term (operating lease)	3.2	4.1
Weighted average discount rate (operating lease)	6.7%	6.7%
Operating lease right-of-use assets are included in other assets and operating lease liabilities are included in accounts payable and other liabilities on the consolidated balance sheets.

The table below reconciles the undiscounted cash flows to operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2025 (in thousands):

Years Ending December 31,	Rental Payments
2026	$3,361
2027	3,502
2028	3,605
2029	673
2030	—
Thereafter	—
Total lease payments	$11,141
Discount	$1,152
Total operating lease liabilities	$9,989
14.    COMMITMENTS AND CONTINGENCIES
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
Valencia Project Approval Settlement
In September 2017, the Company reached a settlement with key national and state environmental and Native American organizations that were petitioners (the “Settling Petitioners”) in various legal challenges to Valencia’s regulatory approvals and permits. The Holding Company has provided a guaranty to the Settling Petitioners for monetary payments due from the Company as required under the settlement. As of December 31, 2025, the remaining estimated maximum potential amount of monetary payments subject to the guaranty was $4.8 million.
Valencia Water Purchase Agreement
The Company is subject to a water purchase agreement requiring annual payments in exchange for the delivery of water for the Company’s exclusive use. The agreement has an initial 35-year term, which expires in 2039 with an option for a second 35-year term. During the year ended December 31, 2025, the Company made payments totaling $1.5 million under the agreement. The annual minimum payments for years 2026 to 2030 are $1.5 million, $1.6 million, $1.6 million, $1.7 million and $1.8 million, respectively. At December 31, 2025, the aggregate of all annual minimum payments remaining under the initial term total $26.8 million.
Valencia Infrastructure Project
In January 2012, the Company entered into an agreement with Los Angeles County, in which the Company would finance up to a maximum of $45.8 million for the construction costs of an interchange project that Los Angeles County is managing. The interchange project was completed in 2019 and is a critical infrastructure project that benefits Valencia. As of December 31, 2025, the Company has made aggregate payments of $37.0 million. At both December 31, 2025 and 2024, the Company had $8.9 million included in accounts payable and other liabilities in the accompanying consolidated balance sheets, representing unreimbursed construction costs payable to Los Angeles County.
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain of the Company’s development obligations. The Company had outstanding performance bonds of $344.9 million and $375.8 million as of December 31, 2025 and 2024, respectively.
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

At December 31, 2025 and 2024, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.9 million and $198.3 million, respectively.
Warrants
In February 2026, the Company issued warrants to certain affiliates of Blue Owl Capital Inc. (“Blue Owl”) to purchase up to 1,500,000 shares of the Company’s Class A common shares at an exercise price of $7.00 per share. The warrants were issued in connection with the formation of a new residential land banking fund between HRH and Blue Owl, which will be managed by HRH. The warrants vest based on aggregate capital contributions by Blue Owl to the partnership and, if vested, are exercisable for five years from issuance. No cash consideration was received by the Company in exchange for the issuance of the warrants.
Letters of Credit
At both December 31, 2025 and 2024, the Company had outstanding letters of credit totaling $1.0 million. These letters of credit were issued to secure various development and financial obligations. At both December 31, 2025 and 2024, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under the letters of credit agreements.
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
In February 2026, the parties to the Bayview Action entered into a settlement agreement, which includes $10.8 million in damages to be paid out of insurance proceeds under a joint insurance policy held by the Company and Lennar, as well as a dismissal with prejudice to be entered on behalf of the Company. The settlement amount is expected to be funded in full by the insurance policy. Payment of the settlement and dismissal of the lawsuit are conditioned upon delivery of releases from the approximately 6,500 plaintiffs in the Bayview Action. There can be no assurance that such releases will be delivered timely, or at all, or that the settlement will take effect as described above.
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

15.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$47,445	$54,091	$51,278
Noncash lease expense	$3,008	$2,788	$3,958

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to operating lease right-of-use assets from lease modification, net	$—	$(241)	$982
Class A common shares issued for redemption of noncontrolling interests	$25,932	$—	$—
Accrued financing costs	$400	$—	$117
Adjustment to liability recognized under TRA	$8,120	$215	$140
Senior Notes due 2025 exchanged for Senior Notes due 2028 (see Note 11)	$—	$523,500	$—
Supplemental cash flow information related to cash paid for income taxes for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Federal	$98	$47	$—
State(1)	6,516	3,426	—
Total	$6,614	$3,473	$—
(1) Income taxes paid, net of refunds, exceed 5% of total income taxes paid, net of refunds, in the following jurisdictions:

	2025	2024	2023
California	$6,513	$3,424	$—
Noncash lease expense is included within the depreciation and amortization adjustment to net income on the Company’s consolidated statements of cash flows.
Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,079	$2,549	$4,700
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Cash and cash equivalents	$425,546	$430,875	$353,801
Restricted cash and certificates of deposit	992	992	992
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$426,538	$431,867	$354,793
Amounts included in restricted cash and certificates of deposit represent amounts held as collateral on open letters of credit related to development obligations or because of other contractual obligations of the Company that require the restriction.
16.    SEGMENT REPORTING
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

• Great Park—includes Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of December 31, 2025, the Company had a 37.5% Percentage Interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers and management services provided by the Company to the Great Park Venture.
• Hearthstone—includes the Hearthstone Venture residential asset management platform focused on managing residential land banking programs across multiple U.S. markets. The Hearthstone segment derives revenues from management fees.
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

Segment operating results and reconciliations to the Company’s consolidated balances for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year ended December 31, 2025
	Valencia	San Francisco	Great Park	Hearthstone	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$44,017	$699	$879,171	$11,792	$935,679	$(825,659)	$—	$—	$110,020
Less:
Cost of land sales	29,719	—	195,900	—	225,619	(195,900)	—	—	29,719
Management services	—	—	12,058	8,331	20,389	—	—	—	20,389
Selling, general, and administrative	11,142	5,435	9,621	—	26,198	(9,621)	—	44,040	60,617
Management fees-related party	—	—	43,013	—	43,013	(43,013)	—	—	—
Other segment items(3)	5,403	(25)	(7,354)	(421)	(2,397)	7,354	(201,289)	12,093	(184,239)
Segment profit (loss) / Net income (loss)	(2,247)	(4,711)	625,933	3,882	622,857	(584,479)	201,289	(56,133)	183,534
Other segment disclosures:
Depreciation and amortization	50	—	4,645	815	5,510	—	—	236	5,746
Interest income	—	25	7,354	24	7,403	(7,354)	—	17,205	17,254
Segment assets	1,000,295	1,479,713	449,637	122,081	3,051,726	(368,781)	100,953	465,105	3,249,003
Inventory assets	963,661	1,479,618	153,117	—	2,596,396	(153,117)	—	—	2,443,279
Expenditures for long-lived assets(4)	116,926	57,710	72,900	—	247,536	(72,900)	—	—	174,636
(1) Represents the removal of the Great Park Venture operating results and balances which are included in the Great Park segment operating results and balances at 100% of its historical basis, but are not included in the Company’s consolidated results and balances as the Company accounts for its investment in the venture using the equity method of accounting.
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (see Note 5), the Company’s commercial segment is no longer operating. The equity in earnings from the Company’s investment in the Gateway Commercial Venture is reported within the corporate and unallocated column in the table above.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax provision of $28.9 million, loss on debt extinguishment and equity in earnings from the Gateway Commercial Venture. Corporate and unallocated assets consist of cash and cash equivalents, investment in the Gateway Commercial Venture, leasehold improvements, ROU assets, prepaid expenses and deferred financing costs.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension benefit, miscellaneous other income and equity in earnings from unconsolidated entities.
• San Francisco—interest income.
• Great Park—interest income.
• Hearthstone—interest income and equity in earnings from Hearthstone Funds.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the year ended December 31, 2025, Valencia’s net expenditures include $8.3 million, San Francisco’s net expenditures include $1.1 million and Great Park Venture’s net expenditures include $63.8 million in inventory cost reimbursements and recoveries received.

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
After the sale of the Gateway Commercial Venture’s commercial operating assets in December 2024 (see Note 5), the Company’s commercial segment is no longer operating. The equity in earnings from the Company’s investment in the Gateway Commercial Venture is reported within the corporate and unallocated column in the table above.
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

	Year ended December 31, 2023
	Valencia	San Francisco	Great Park	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$163,457	$654	$602,015	$766,126	$(554,825)	$—	$431	$211,732
Less:
Cost of land sales	105,651	—	237,309	342,960	(237,309)	—	—	105,651
Management services	—	—	22,170	22,170	—	—	—	22,170
Selling, general, and administrative	11,577	3,989	10,927	26,493	(10,927)	—	35,929	51,495
Management fees-related party	—	—	65,395	65,395	(65,395)	—	—	—
Other segment items(3)	4,593	(22)	(9,416)	(4,845)	9,416	(78,947)	(6,924)	(81,300)
Segment profit (loss) / Net income (loss)	41,636	(3,313)	275,630	313,953	(250,610)	78,947	(28,574)	113,716
Other segment disclosures:
Depreciation and amortization	3	—	14,987	14,990	—	—	986	15,976
Interest income	—	22	7,490	7,512	(7,490)	—	7,208	7,230
Segment assets	895,983	1,360,036	710,665	2,966,684	(619,199)	213,786	408,017	2,969,288
Inventory assets	855,574	1,357,905	391,352	2,604,831	(391,352)	—	—	2,213,479
Expenditures for long-lived assets(4)	34,066	46,708	21,004	101,778	(21,004)	—	—	80,774
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
• San Francisco—interest income.
• Great Park—interest income and equity in earnings from unconsolidated entities.
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
A third-party commercial builder represented one of the Company’s major customers during the year ended December 31, 2025, accounting for approximately $42.5 million, or 39%, of total consolidated revenues. Revenues generated from this customer were from the sale of industrial land in Valencia. A third-party home builder represented one of the Company’s major customers during the year ended December 31, 2024, accounting for approximately $31.2 million, or 13%, of total consolidated revenues. Revenues generated from this customer were from the sale of homesites and variable land sale consideration from profit participation and marketing fees in Valencia. An unaffiliated land banking entity that acquired homesites in Valencia in 2024 represented another one of the Company’s major customers during the year ended December 31, 2024 and accounted for approximately $76.9 million, or 32% of total consolidated revenues. Lennar retained the option to acquire these homesites in the future from the unaffiliated land banking entity and has historically exercised its options to acquire such homesites. Two third-party home builders represented major customers of the Company during the year ended December 31, 2023, accounting for approximately $39.4 million, or 19%, and $21.7 million, or 10%, of total consolidated revenues, respectively. Revenues generated from these customers were from the sale of homesites and variable land sale consideration from profit participation and marketing fees in Valencia. An unaffiliated land banking entity that acquired homesites in Valencia in 2023 represented one of the Company’s major customers during the year ended December 31, 2023 and accounted for approximately $101.8 million, or 48%, of total consolidated revenues. Lennar retained the option to acquire these homesites in the future from the unaffiliated land banking entity and has historically exercised its options to acquire such homesites. The Great Park Venture represented another of the Company’s major customers for the years ended December 31, 2025, 2024 and 2023, and accounted for approximately $53.5 million, or 49%, $96.0 million, or 40%, and $47.2 million, or 22%, of total consolidated revenues, respectively. These revenues represented management services revenues and were reported in the Great Park segment.
17.     SHARE-BASED COMPENSATION
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
As of December 31, 2025, there were 1,439,767 remaining Class A common shares available for future issuance under the Incentive Award Plan.
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
The Company estimates the fair value of restricted share awards with a service or performance condition based on the closing market price of the Company’s Class A common shares on the award’s grant date. The grant date fair value of awards with a market condition are determined using a Monte-Carlo valuation model. The Monte Carlo model is based on random projections of share price paths and must be repeated numerous times to achieve a probabilistic assessment. The model incorporates assumptions related to the expected volatility of our share price and risk free interest rates. Awards with a three-year vesting period and five-year performance period were granted during the year ended December 31, 2025. Expected volatility was 51.78% and 47.37%, respectively, and was calculated based on the historical volatility of the Company’s common stock using daily share price returns over a three-year and five-year lookback period from the date of grant, respectively, and the risk-free interest rate was 3.64% and 3.63%, respectively, and was based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period and five-year performance period, respectively. For awards granted during the year ended December 31, 2024, expected volatility was 46.78% and was calculated based on the historical volatility of the Company’s common stock using daily share price returns over a three-year lookback period from the date of grant, and the risk-free interest rate was 4.15% and was based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period.
During the years ended December 31, 2025, 2024 and 2023, the Company reacquired vested RSUs and restricted share awards from employees for $2.4 million, $0.8 million and $0.2 million, respectively, for the purpose of settling tax withholding obligations. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.

The following table summarizes share-based equity compensation activity for the years ended December 31, 2025, 2024 and 2023:

	Share-Based Awards (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2023	2,166	$3.77
Granted	3,947	$1.92
Cancelled	(906)	$2.16
Forfeited	—	$—
Vested	(798)	$5.50
Nonvested at December 31, 2023	4,409	$2.13
Granted	2,884	$2.58
Forfeited	—	$—
Vested	(890)	$4.57
Nonvested at December 31, 2024	6,403	$2.00
Granted	4,404	$3.08
Forfeited	(1,146)	$1.16
Vested	(1,047)	$3.14
Nonvested at December 31, 2025	8,614	$2.52
Share-based compensation expense was $7.6 million, $4.3 million and $3.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Share-based compensation expense is included in selling, general, and administrative expenses on the accompanying consolidated statements of operations.
Approximately $11.9 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.9 years from December 31, 2025. The estimated fair value at vesting of share-based awards that vested during the years ended December 31, 2025, 2024 and 2023 was $5.8 million, $2.7 million, and $2.0 million, respectively. Awards forfeited in 2025 represent awards with a market performance condition that were forfeited for no consideration as the threshold vesting condition was not achieved.

18.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The Retirement Plan’s funded status and amounts recognized in the Company’s consolidated financial statements for the Retirement Plan as of and for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Change in benefit obligation:
Projected benefit obligation—beginning of year	$14,249	$15,569
Interest cost	675	767
Benefits paid	(1,071)	(1,564)
Actuarial gain	(109)	(523)
Projected benefit obligation—end of year	$13,744	$14,249
Change in plan assets:
Fair value of plan assets—beginning of year	$15,593	$15,045
Actual gain on plan assets	554	2,112
Employer contributions	—	—
Benefits paid	(1,071)	(1,564)
Fair value of plan assets—end of year	$15,076	$15,593
Funded status	$1,332	$1,344
Amounts recognized in the consolidated balance sheet—asset	$1,332	$1,344
Amounts recognized in accumulated other comprehensive loss—net actuarial loss	$(1,960)	$(1,881)
The accumulated benefit obligation for the Retirement Plan was $13.7 million and $14.2 million at December 31, 2025 and 2024, respectively.
The components of net periodic (benefit) cost and other amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2025, 2024 and 2023, are as follows (in thousands):

	2025	2024	2023
Net periodic (benefit) cost:
Interest cost	$675	$767	$809
Expected return on plan assets	(801)	(916)	(889)
Amortization of net actuarial loss	59	198	162
Net periodic (benefit) cost	(67)	49	82
Adjustment to accumulated other comprehensive loss:
Net actuarial loss (gain)	138	(1,720)	(889)
Amortization of net actuarial loss	(59)	(198)	(162)
Total adjustment to accumulated other comprehensive loss	79	(1,918)	(1,051)
Total recognized in net periodic (benefit) cost and accumulated other comprehensive loss	$12	$(1,869)	$(969)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2025 and 2024 were as follows:

	2025	2024
Discount rate	5.15%	5.10%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used to determine net periodic expense for the years ended December 31, 2025, 2024 and 2023, were as follows:

	2025	2024	2023
Discount rate	5.10%	5.40%	5.00%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	5.80%	6.20%	6.21%
To develop the long-term rate of return on assets assumption, the Company considered the current level of expected return on risk-free investments (primarily U.S. government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class.
Plan Assets—The Company’s investment policy and strategy for the Retirement Plan is to ensure the appropriate level of diversification and risk. The asset allocation targets were approximately 10% in equity investments (Standard & Poor’s Large Cap Index Funds, Small Cap Equity, Mid Cap Equity, and International Equity) and approximately 90% in fixed-income investments (U.S. bond funds and domestic fixed income). In accordance with the policy, the Retirement Plan assets are monitored and the investments may be rebalanced quarterly. The Retirement Plan’s assets consist of pooled or collective investment funds that have more than one investor. The Retirement Plan estimates the fair value of its interest in such funds at a net asset value (“NAV”) per unit reported by the trustee. The NAV per unit is the result of accumulated values of the underlying investments held by the fund, which are valued daily. NAV is utilized by the Company to determine fair value of the plan assets as a practical expedient as of the consolidated balance sheet date. Plan assets for which fair value is measured using NAV shall not be categorized within the fair value hierarchy. The Retirement Plan’s assets may be redeemed at the NAV per unit with no restrictions.

The Retirement Plan’s assets at fair value as of December 31, 2025 and 2024, are as follows (in thousands):

Asset Category	2025	2024
Pooled and/or collective funds:
Equity funds:
Large cap	$761	$1,798
Mid cap	260	740
Small cap	69	451
International	324	682
Fixed-income funds—U.S. bonds and short term	13,662	11,922
Total	$15,076	$15,593
The Company’s funding policy is to contribute amounts sufficient to meet minimum requirements but not more than the maximum tax-deductible amount. The Company does not expect to have a minimum required contribution in 2026 and expects future benefit payments to be paid as follows (in thousands):

2026	$2,068
2027	1,220
2028	1,906
2029	989
2030	1,150
2031-2035	3,956
$11,289
Employee Savings Plan—The Company has an employee savings plan under Section 401(k) of the Internal Revenue Code, which is available to all eligible associates. Certain associate contributions may be supplemented by the Company. The Company’s contributions were $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

19.    INCOME TAXES
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
The (provision) benefit for income taxes for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	2025	2024	2023
Current income tax expense:
Federal	$(97)	$(48)	$(12)
State	(7,382)	(3,051)	(9)
Total current income tax expense	(7,479)	(3,099)	(21)
Deferred income tax (expense) benefit:
Federal	$(19,321)	$(18,667)	$(8,982)
State	(2,125)	(5,696)	(4,139)
Total deferred income tax (expense) benefit	(21,446)	(24,363)	(13,121)
Decrease (increase) in valuation allowance	—	—	17,625
Expiration of unused loss carryforwards	—	—	(65)
(Provision) benefit for income taxes	$(28,925)	$(27,462)	$4,418
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences are as follows (in thousands):

	2025	2024
Deferred tax assets
Net operating loss carryforward	$143,015	$160,386
Tax receivable agreement	50,802	48,530
Other	3,726	1,667
Valuation allowance	—	—
Total deferred tax assets	197,543	210,583
Deferred tax liabilities-investments in subsidiaries	(255,886)	(244,153)
Deferred tax liability, net	$(58,343)	$(33,570)
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on the available evidence, it is more likely than not that such assets will not be realized. In the continual assessment of the requirement for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Holding Company’s experience with loss carryforwards not expiring unused; and tax-planning alternatives. The amount of the valuation allowance recorded against the deferred tax asset could be adjusted if there are changes to the positive and negative factors discussed above. Based upon the review of all positive and negative evidence, the Holding Company had no valuation allowance recorded as of December 31, 2025.
At December 31, 2025, the Holding Company had federal tax effected net operating loss (“NOL”) carryforwards totaling $103.1 million, and state tax effected NOL carryforwards, net of federal income tax benefit, totaling $39.9 million. Federal NOLs incurred prior to 2018 and California NOLs may be carried forward up to 20 years to offset future taxable income and begin to expire in 2029. Federal NOLs incurred in 2018 and forward do not expire. The Company also has federal tax credits of $1.7 million that begin to expire in 2042.

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
A reconciliation of the statutory rate and the effective tax rate for 2025, 2024 and 2023 is as follows (in thousands, except rate percentages):

	2025		2024		2023
US federal statutory tax rate	$(44,616)	21.00%	$(43,070)	21.00%	$(22,953)	21.00%
State and local income taxes-net of federal income tax effect(1)	(7,510)	3.53	(6,894)	3.36	(3,288)	3.01
Tax credits	1,124	(0.53)	559	(0.27)	—	—
Changes in valuation allowances	—	—	—	—	17,560	(16.07)
Nontaxable or nondeductible items
Pass-through to noncontrolling interests	23,637	(11.12)	22,823	(11.13)	12,248	(11.21)
Other	(1,198)	0.56	(848)	0.49	(815)	0.75
Other adjustments
Other	(362)	0.17	(32)	0.02	1,666	(1.52)
(Provision) benefit for income taxes/Effective tax rate	$(28,925)	13.61%	$(27,462)	13.47%	$4,418	(4.04)%
(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.
At December 31, 2025 and 2024, the Holding Company did not have any gross unrecognized tax benefits, and did not require an accrual for interest or penalties.
The Holding Company files income tax returns in the U.S. federal jurisdiction and in the state of California. As a result of tax net operating losses incurred by the Holding Company for the years ended December 31, 2009 through December 31, 2024, the Holding Company is subject to U.S. federal, state, and local examinations by tax authorities for the years beginning 2009 through 2024. The Company is not currently under examination by any tax authority. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to any open tax periods.
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which includes a broad range of tax reform provisions affecting businesses. There was no material impact on the Company’s consolidated financial statements as a result of the legislation for the for the year ended December 31, 2025.
20.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS AND DISCLOSURES
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both December 31, 2025 and 2024.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At December 31, 2025, the estimated fair value of notes payable, net was $470.2 million compared to a carrying value of $443.3 million. At December 31, 2024, the estimated fair value of notes payable, net was $534.8 million compared to a carrying value of $525.7 million. During the years ended December 31, 2025, 2024 and 2023, the Company had no assets, other than those items related to the Hearthstone acquisition (see Note 3), that were measured at fair value on a nonrecurring basis.

21.    EARNINGS PER SHARE
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
No distributions to common shares were declared for the years ended December 31, 2025, 2024 and 2023.
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

The following table summarizes the basic and diluted earnings per share calculations for the years ended December 31, 2025, 2024 and 2023 (in thousands, except shares and per share amounts):

	2025	2024	2023
Numerator:
Net income attributable to the Company	$70,966	$68,297	$55,394
Adjustments to net income attributable to the Company	(304)	(33)	(16)
Net income attributable to common shareholders	$70,662	$68,264	$55,378
Numerator—basic common shares:
Net income attributable to common shareholders	$70,662	$68,264	$55,378
Less: net income allocated to participating securities	$55	$84	$270
Allocation of basic net income among common shareholders	$70,607	$68,180	$55,108
Numerator for basic net income available to Class A common shareholders	$70,584	$68,157	$55,089
Numerator for basic net income available to Class B common shareholders	$23	$23	$19
Numerator—diluted common shares:
Net income attributable to common shareholders	$70,662	$68,264	$55,378
Reallocation of income from dilutive potential securities	$72,401	$72,818	$55,891
Less: net income allocated to participating securities	$53	$82	$258
Allocation of diluted net income among common shareholders	$143,010	$141,000	$111,011
Numerator for diluted net income available to Class A common shareholders	$142,987	$140,977	$110,992
Numerator for diluted net income available to Class B common shareholders	$23	$23	$19
Denominator:
Basic weighted average Class A common shares outstanding	69,976,942	69,224,327	68,826,340
Diluted weighted average Class A common shares outstanding	149,299,535	146,944,944	145,131,125
Basic and diluted weighted average Class B common shares outstanding	78,554,548	79,233,544	79,233,544
Basic earnings per share:
Class A common shares	$1.01	$0.98	$0.80
Class B common shares	$0.00	$0.00	$0.00
Diluted earnings per share:
Class A common shares	$0.96	$0.96	$0.76
Class B common shares	$0.00	$0.00	$0.00

Anti-dilutive potential Performance RSUs	4,571,247	3,691,186	3,123,408
Anti-dilutive potential Restricted Shares (weighted average)	—	—	—
Anti-dilutive potential Performance Restricted Shares (weighted average)	—	—	—
Anti-dilutive potential Class A common shares from exchanges (weighted average)	2,458,138	3,137,134	3,137,134
22.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized net actuarial losses for the Retirement Plan that totaled $1.5 million and $1.5 million at December 31, 2025 and 2024, net of tax benefits of $0.3 million and $0.3 million, respectively. Accumulated other comprehensive loss of $0.7 million and $0.8 million is included in noncontrolling interests at December 31, 2025 and 2024, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net income (loss) attributable to the Company related to amortization of net actuarial losses were approximately $32,000, $91,000 and $102,000, net of taxes, and are included in miscellaneous other (expense) income on the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
In conjunction with the Hearthstone Venture acquisition, we are in the process of integrating the acquired operations, systems and processes into the Company’s overall internal control framework. Management excluded from its assessment of internal control over financial reporting as of December 31, 2025, the internal control over financial reporting of the Hearthstone Venture, which was acquired on July 31, 2025. This exclusion is consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. The Hearthstone Venture’s total assets and revenue represented approximately 3.8% of our total assets as of December 31, 2025 and approximately 10.7% of our total revenues for the year ended December 31, 2025, respectively. See a discussion of this acquisition in Note 3 of our consolidated financial statements included in Part II, Item 8 of this report.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Five Point Holdings, LLC
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Five Point Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 6, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Hearthstone Residential Holdings, LLC, which was acquired on July 31, 2025, and whose financial statements constitute 3.8% of total assets and 10.7% of total revenue, of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Hearthstone Residential Holdings, LLC.
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
March 6, 2026

ITEM 9B.     Other Information
Not applicable.
ITEM 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2025 (the “Proxy Statement”). The information in the Proxy Statement relevant to this item is incorporated herein by reference.
We have adopted an insider trading policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
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
The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	1,439,767

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
The information in the Proxy Statement relevant to this item is incorporated herein by reference.
ITEM 14.     Principal Accountant Fees and Services
The information in the Proxy Statement relevant to this item is incorporated herein by reference.

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules

(a)(1) The following consolidated financial statements are contained in Part II, Item 8 of this Report.

Financial Statements - Five Point Holdings, LLC	Page in this Report
Report of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board identification number 34)	40
Consolidated Balance Sheets as of December 31, 2025 and 2024	42
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	43
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	44
Consolidated Statements of Capital for the years ended December 31, 2025, 2024 and 2023	45
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	46
Notes to the Consolidated Financial Statements	47

(a)(2) The following financial statement schedules are included in this Report:

Financial Statement Schedule - Five Point Holdings, LLC
Schedule III—Real Estate and Accumulated Depreciation	91
Financial Statements - Heritage Fields LLC
Independent Auditor’s Report	92
Consolidated Balance Sheets as of December 31, 2025 and 2024	94
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	95
Consolidated Statements of Capital for the years ended December 31, 2025, 2024 and 2023	96
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	97
Notes to the Consolidated Financial Statements	98

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

4.2
Indenture, dated as of September 25, 2025, among Five Point Operating Company, LP, Five Point Capital Corp., the Guarantors party thereto, and Computershare Trust Company, N.A., as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed on September 26, 2025 is incorporated herein by this reference)

10.1
Limited Partnership Agreement of Five Point Operating Company, LP, dated as of October 1, 2017 (Exhibit 10.1 to the Current Report on Form 8-K filed on October 2, 2017 is incorporated herein by this reference)

10.2
Fourth Amended and Restated Limited Liability Company Agreement of Heritage Fields LLC, dated as of April 21, 2017, by and among Five Point Heritage Fields, LLC, Heritage Fields Capital Co-Investor Member LLC, MSD Heritage Fields, LLC, LenFive, LLC, LNR HF II, LLC, and FPC-HF Venture I, LLC (Exhibit 10.17 to Amendment No. 1 to Registrant’s Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.3
First Amendment to Fourth Amended and Restated Limited Liability Company Agreement of Heritage Fields LLC, dated as of November 15, 2022, by and among Five Point Heritage Fields, LLC, Heritage Fields Capital Co-Investor Member LLC, MSD Heritage Fields, LLC, and LNR HF II, LLC (Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is incorporated herein by this reference)

10.4
Second Amended and Restated Operating Agreement of The Shipyard Communities, LLC (Exhibit 10.2 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.5
First Amendment to the Second Amended and Restated Limited Liability Company Agreement of The Shipyard Communities, LLC (Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated herein by this reference)

10.6
Limited Liability Company Agreement of Five Point Office Venture Holdings I, LLC, dated as of August 4, 2017 (Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2017 is incorporated herein by this reference)

10.7
First Amendment to Limited Liability Company Agreement of Five Point Office Venture Holdings I, LLC, dated as of August 17, 2023, by and among FPOVHI Member, LLC, Irvine Office Member, L.L.C., and LNR BC, LLC (Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is incorporated herein by this reference)

10.8
Registration Rights Agreement, dated as of May 2, 2016, by and among the Registrant and the persons named therein (Exhibit 10.3 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.9
Amended and Restated Voting and Standstill Agreement, dated as of May 2, 2016, by and among the Registrant, Five Point Holdings, Inc., and the persons named on Exhibit A thereto (Exhibit 10.19 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.10
Amended and Restated Securities Purchase Agreement, dated as of April 3, 2017, by and among the Registrant, Five Point Operating Company, LLC, LenFive, LLC and Lennar Homes of California, Inc. (Exhibit 10.20 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.11
Tax Receivable Agreement, dated as of May 2, 2016, by and among the Registrant and the other parties named therein (Exhibit 10.5 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

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
Employment Transition Agreement, dated as of August 23, 2021, by and among Emile Haddad, Five Point Operating Company, LP, Five Point Communities Management, Inc., and Five Point Holdings, LLC (Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is incorporated herein by this reference)

10.16
Advisory Agreement, dated as of August 23, 2021, by and between Emile Haddad and Five Point Operating Company, LP (Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is incorporated herein by this reference)

10.17
First Amendment to Advisory Agreement, dated as of December 1, 2024, by and between Emile Haddad and Five Point Operating Company, LP (Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 is incorporated herein by this reference)

10.18
Form of Indemnification Agreement by and between the Registrant and each of its Directors and Executive Officers (Exhibit 10.7 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.19
Second Amended and Restated Contribution and Sale Agreement, dated as of July 2, 2015, and amended and restated as of May 2, 2016, by and among the Registrant, Five Point Holdings, Inc., Newhall Intermediary Holding Company, LLC, Newhall Land Development, LLC, The Shipyard Communities, LLC, Heritage Fields LLC, Five Point Communities Management, Inc., Five Point Communities, LP and the other parties named therein (Exhibit 10.4 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.20
Transition Services Agreement, dated as of May 2, 2016, by and between the Registrant and Lennar (Exhibit 10.8 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.21
Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated June 3, 2010, by and between the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.9 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.22
First Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated December 19, 2012, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.10 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.23
Second Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated December 1, 2014, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and CP Development Co., LP (Exhibit 10.11 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.24
Third Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated as of August 10, 2018, by and between CP Development Co., LLC and the Successor Agency to the Redevelopment Agency of the City and County of San Francisco (Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2018 is incorporated herein by this reference).

10.25
Fourth Amendment to Disposition and Development Agreement (Candlestick Point and Phase 2 of the Hunters Point Shipyard), dated as of August 6, 2025, by and between CP Development Co., LLC and the Successor Agency to the Redevelopment Agency of the City and County of San Francisco (Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2025 is incorporated herein by this reference)

10.26
Interim Lease, dated as of December 3, 2004, by and between the Redevelopment Agency of the City and County of San Francisco and Lennar/BVHP, LLC (Exhibit 10.12 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.27
First Amendment to the Interim Lease, dated as of October 16, 2008, by and between Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.13 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.28
Second Amendment to the Interim Lease, dated as of May 31, 2011, by and between Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.14 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.29
Third Amendment to the Interim Lease, dated as of November 8, 2013, by and between the Successor Agency to the Redevelopment Agency of the City and County of San Francisco and HPS Development Co., LP (Exhibit 10.15 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.30
Fourth Amendment to the Interim Lease, dated as of September 1, 2015, by and among the Successor Agency to the Redevelopment Agency of the City and County of San Francisco, HPS Development Co., LP and CP Development Co., LP (Exhibit 10.16 to Registrant’s Registration Statement on Form S-11 filed April 7, 2017 is incorporated herein by this reference)

10.31
Fifth Amendment to the Interim Lease, effective as of March 1, 2017, by and among The Successor Agency to the Redevelopment Agency of the City and County of San Francisco, HPS Development Co., LP and CP Development Co., LLC (Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 15, 2017 is incorporated herein by this reference)

10.32
Entitlement Transfer Agreement, dated as of December 6, 2016, by and between CPHP Development Co., LLC and The Shipyard Communities, LLC (Exhibit 10.28 to Amendment No. 1 to Registrant’s Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.33
Second Amended and Restated Development and Management Agreement, dated as of April 21, 2017, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LLC and Five Point Communities, LP (Exhibit 10.32 to Amendment No. 1 to Registrant’s Registration Statement on Form S-11 filed April 24, 2017 is incorporated herein by this reference)

10.34
First Amendment to Second Amended and Restated Development Management Agreement, dated as of June 10, 2022, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LP and Five Point Communities, LP (Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2022 is incorporated herein by this reference)

10.35
Second Amendment to Second Amended and Restated Development Management Agreement, dated as of December 28, 2022, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LP and Five Point Communities, LP (Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2023 is incorporated herein by this reference)

10.36
Third Amendment to Second Amended and Restated Development Management Agreement, dated as of September 16, 2024, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LP and Five Point Communities, LP (Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2024 is incorporated herein by this reference).

10.37
Termination of Development Management Agreement (Candlestick Point Mixed-Use Project) (Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated herein by this reference)

10.38
Second Amended and Restated Credit Agreement, dated as of October 21, 2025, by and among Five Point Operating Company, LP, Zions Bancorporation, N.A. dba California Bank & Trust, as administrative agent and as a lender, and JPMorgan Chase Bank, N.A., CIBC Bank USA, Banc of California, and Comerica Bank, as lenders (Exhibit 10.2 to the Current Report on Form 8-K filed on October 23, 2025 is incorporated herein by this reference)

10.39
Contribution and Purchase Agreement, dated as of June 19, 2025, by and among Five Point Holdings, LLC, Hearthstone, Inc., Mark Porath and certain affiliated family trusts, and Hearthstone Residential Holdings, LLC (Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2025 is incorporated herein by this reference)

10.40
Form of Warrant to Purchase Class A Common Shares, dated February 6, 2026, issued by the Company to certain affiliates of Blue Owl Capital Inc. (Exhibit 4.1 to the Current Report on Form 8-K filed on February 10, 2026 is incorporated herein by this reference)

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

FIVE POINT HOLDINGS, LLC

By:	/s/ Daniel Hedigan
Daniel Hedigan
President and Chief Executive Officer
Date:	March 6, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Daniel Hedigan	/s/ Daniel Hedigan
President and Chief Executive Officer	Date:	March 6, 2026

Principal Financial and Accounting Officer:

Kim Tobler	/s/ Kim Tobler
Chief Financial Officer, Treasurer and Vice President	Date:	March 6, 2026

Directors:

Kathleen Brown	/s/ Kathleen Brown		Sam Levinson	/s/ Sam Levinson
	Date:	March 6, 2026		Date:	March 6, 2026

William Browning	/s/ William Browning		Stuart Miller	/s/ Stuart Miller
	Date:	March 6, 2026		Date:	March 6, 2026

Jonathan Foster	/s/ Jonathan Foster		Michael Rossi	/s/ Michael Rossi
	Date:	March 6, 2026		Date:	March 6, 2026

Emile Haddad	/s/ Emile Haddad		Michael Winer	/s/ Michael Winer
	Date:	March 6, 2026		Date:	March 6, 2026

Gary Hunt	/s/ Gary Hunt
	Date:	March 6, 2026

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2025

($ in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (a)		Gross Amounts at Which Carried at Close of Period (b)
Description	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total		Accumulated Depreciation		Date of Construction	Date Acquired / Completed	Depreciation Life
Valencia- Land under development	Los Angeles County, CA	$—	$111,172	$—	$852,489	$—	$963,661	$—	$963,661		$—			2009	N/A
Candlestick and The San Francisco Shipyard- Land under development	San Francisco, CA	—	1,038,154	—	441,464	—	1,479,618	—	1,479,618		—			2016	N/A
Agriculture- Operating property	Los Angeles County, CA Ventura County, CA	—	40,634	1,114	(13,477)	2,657	27,157	3,771	30,928	(c)	2,509			2009	(d)
Total		$—	$1,189,960	$1,114	$1,280,476	$2,657	$2,470,436	$3,771	$2,474,207	(e)	$2,509	(e)
(a)    Costs capitalized subsequent to acquisitions are net of land sales for real estate development properties and net of disposals, transfers and impairment write-downs for operating properties.
(b)    The aggregate cost of land and improvements for federal income tax purposes is approximately $1.8 billion (unaudited). This basis does not reflect the Company’s deferred tax assets and liabilities as these amounts are computed based upon the Company’s outside basis in their partnership interest.
(c)    Included in properties and equipment, net in the consolidated balance sheet.
(d)    See Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.
(e)    Reconciliation of “Real Estate and Accumulated Depreciation”:

Reconciliation of Real Estate
	2025	2024	2023
	(In thousands)
Balance at beginning of year	$2,328,791	$2,243,679	$2,269,325
Improvements and additions (1)	184,107	186,454	145,911
Inventory relief from real estate sold	(29,219)	(90,085)	(106,397)
Reimbursements and recoveries	(9,472)	(11,257)	(65,160)
Balance at end of year	$2,474,207	$2,328,791	$2,243,679
(1) Improvements and additions include noncash project accruals and capitalized interest.

Reconciliation of Accumulated Depreciation
	2025	2024	2023
	(In thousands)
Balance at beginning of year	$2,345	$2,284	$2,152
Additions	164	124	132
Disposals	—	(63)	—
Balance at end of year	$2,509	$2,345	$2,284

INDEPENDENT AUDITOR’S REPORT
To the Members of
Heritage Fields LLC
Irvine, California
Opinion
We have audited the consolidated financial statements of Heritage Fields LLC and subsidiaries (the “Company”), which comprise the consolidated balance sheets as of December 31, 2025 and 2024, and the related consolidated statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”).
In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in accordance with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 6, 2026

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024
(In thousands)

	December 31,
	2025	2024
ASSETS
LAND UNDER DEVELOPMENT	$153,117	$274,738
CASH AND CASH EQUIVALENTS	187,574	118,256
CONTRACT ASSETS, RECEIVABLES AND OTHER ASSETS—Net	28,090	169,604
TOTAL	$368,781	$562,598

LIABILITIES, REDEEMABLE INTERESTS, AND MEMBERS’ CAPITAL
LIABILITIES:
Accrued management fees	$111,856	$160,710
Land sales deposits	13,594	66,945
Accounts payable and other liabilities	50,485	54,622
Total liabilities	175,935	282,277

COMMITMENTS AND CONTINGENCIES (Note 7)
MEMBERS’ CAPITAL	192,846	280,321
TOTAL	$368,781	$562,598
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands)

	Year Ended December 31,
	2025	2024	2023

REVENUES:
Land sales	$825,659	$612,806	$554,825
Total revenues	825,659	612,806	554,825

COSTS AND EXPENSES:
Land sales	195,900	144,876	237,309
Management fee	43,013	113,934	65,395
Selling, general and administrative	9,621	11,033	10,927
Total costs and expenses	248,534	269,843	313,631

EQUITY IN EARNINGS FROM JOINT VENTURE	—	—	1,926
INTEREST INCOME	7,354	6,221	7,490

NET INCOME	$584,479	$349,184	$250,610
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands)

MEMBERS’ CAPITAL—January 1, 2023	$576,835
Cash distributions	(411,168)
Net income	250,610
MEMBERS’ CAPITAL—December 31, 2023	416,277
Cash distributions	(485,140)
Net income	349,184
MEMBERS’ CAPITAL—December 31, 2024	280,321
Cash distributions	(671,954)
Net income	584,479
MEMBERS’ CAPITAL—December 31, 2025	$192,846
See notes to consolidated financial statements.

HERITAGE FIELDS LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$584,479	$349,184	$250,610
Adjustments to reconcile net income to net cash provided by operating activities:
Cost of land sales	195,900	144,876	237,309
Equity in earnings from joint venture	—	—	(1,926)
Return on investment from joint venture	—	—	871
Changes in operating assets and liabilities:
Land under development	(74,279)	(28,262)	(22,768)
Contract assets, receivables and other assets, net	141,514	(2,811)	(125,125)
Accrued management fees	(48,854)	39,739	(3,378)
Land sales deposits	(53,351)	49,798	17,147
Accounts payable and other liabilities	(4,137)	8,898	16,847
Net cash provided by operating activities	741,272	561,422	369,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to joint venture	—	—	(25)
Distributions from joint venture (return of investment)	—	—	3,351
Net cash provided by investing activities	—	—	3,326

CASH FLOWS FROM FINANCING ACTIVITIES:
Legacy Interest distributions	—	(18,075)	(48,179)
Payments of cash flow participation debt	—	(1,005)	(1,838)
Percentage Interest distributions	(671,954)	(485,140)	(411,168)
Net cash used in financing activities	(671,954)	(504,220)	(461,185)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,318	57,202	(88,272)
CASH AND CASH EQUIVALENTS—Beginning of year	118,256	61,054	149,326
CASH AND CASH EQUIVALENTS—End of year	$187,574	$118,256	$61,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION— Cash paid for interest, all of which was capitalized to inventories	$36,903	$26,631	$23,388
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
Reclassification of prior period amounts—During the year ended December 31, 2025, the Company combined certain line items in which the Company determined separate disclosure within the financial statements was not meaningful to the users of the financial statements. These presentation changes did not affect the total capital balance or net income in any of the periods reported.
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
Land under development—Land under development is stated at cost, unless it is determined to be impaired, in which case the impaired land under development is written down to fair value. Land under development includes land, land development costs, real estate taxes, and interest related to development. Included in land development costs are costs to entitle and permit the land for its intended use; costs incurred for infrastructure projects, such as schools, sewer, and roads; and site costs such as grading and amenities to bring the land to a finished state. Certain land development costs are reimbursable through development agreements or other agreements with City of Irvine (the “City”) or other agencies or recoverable through insurance or other agreements and offset development costs when received. Total reimbursements and recoveries were $63.8 million, $167.3 million and $89.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Development overhead and selling expenses are expensed as incurred.
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
Land under development is reviewed for potential impairment when events or changes in circumstances indicate that the carrying value of land under development may not be recoverable. Impairment indicators for the Project include, but are not limited to significant increases in land development costs, significant decreases in pace and pricing of home sales within the Project and surrounding areas, and political and societal events that may negatively impact the local economy. There were no impairments identified for the years ended December 31, 2025, 2024 and 2023.
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
As of December 31, 2023, the third-party homebuilders had exercised all the options from the option and development agreements with the Landbank Venture, and the Landbank Venture had distributed all available cash, and the Company’s investment in the Landbank Venture had no carrying value.
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
Revenue Recognition—Under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers (“ASC 606”), revenues from land sales are recognized when the Company satisfies the performance obligation at a point in time, which typically occurs when the control of the land passes to its customers. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to receive (i.e. the transaction price) in exchange for the transfer of land. The transaction price typically contains fixed and variable components in which the fixed consideration represents the stated purchase price for the land. Some of the Company’s purchase and sale agreements contain a profit participation provision, a variable form of consideration, whereby the Company receives from homebuilders a portion of profit after the builder has received an agreed-upon margin from home sales. If the project profitability falls short of the participation threshold, no additional revenues are received. Profit participation revenue of $24.5 million, $39.8 million and $21.0 million were recognized for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, some residential homesite sale agreements contain a price participation provision, a variable form of consideration, requiring the homebuilder to pay additional consideration as a percentage of the home sale price. Price participation revenue of $19.5 million, $67.6 million and $144.9 million were recognized for the years ended December 31, 2025, 2024 and 2023, respectively. The Company estimates the amount of variable price and profit consideration it expects to be entitled to receive and recognizes revenue and a contract asset at the time of land sale to the extent that it is not probable that a significant reversal of revenues would result when the contingency of the variable consideration is resolved. The Company utilizes current home sale pricing offered by homebuilders in the community along with estimates of price appreciation and construction costs when determining the estimate of the amount of variable consideration to recognize.
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
3.    CONTRACT ASSETS, RECEIVABLES AND OTHER ASSETS, net
Contract assets, receivables and other assets, net as of December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31,
	2025	2024
Affordable notes, net	$12,470	$15,962
Contract assets	8,519	153,642
Other assets	7,101	—
Total contract assets, receivables and other assets, net	$28,090	$169,604

Affordable Notes, net
Principal and interest collected on affordable notes, net, was $4.2 million, $0.6 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Interest income on affordable notes, net, was $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in interest income on the accompanying consolidated statements of operations. At December 31, 2025 and 2024, the Company had an allowance for credit losses of $1.3 million and $1.5 million, respectively, associated with the affordable notes.
Contract Assets
Contract assets consist of variable consideration such as price participation and profit participation. The opening and closing balances of the Company’s contract assets for the year ended December 31, 2025 were $153.6 million and $8.5 million, respectively. The net decrease of $145.1 million between the opening and closing balances of the Company’s contract assets primarily resulted from the receipt of $166.2 million in price participation payments from homebuilders attributed to prior land sales, partially offset by additional price participation revenue recognized during the period that resulted from changes in the estimated constrained variable consideration that reflects updated pricing and absorption assumptions used to calculate expected price participation payments.
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
4.    CASH FLOW PARTICIPATION DEBT
In 2010, HF El Toro entered into an unsecured cash flow participation agreement in connection with a series of transfers, payoffs, and pay downs related to its then outstanding loan facility (“Debt Restructure”). The cash flow participation agreement, was determined to be a new debt instrument and in accordance with ASC 470-50, Modifications and Extinguishments was recorded at its fair value on the date of the Debt Restructure. Under the terms of the participation agreement, 4.66% of capital distributions (as defined in the participation agreement) made by HF El Toro are due to the holder of the participation agreement. When a participation payment is made or reasonably assured to be made, the Company used a proportional interest method to determine the portion of the payment that represents interest expense and the portion applied to the principal. The full amount of the principal balance had been satisfied as of December 31, 2024 and subsequent participation payments are recognized fully as additional interest on the original principal.
Total interest incurred related to the participation agreement during the years ended December 31, 2025, 2024 and 2023 was $36.9 million, $26.6 million and $23.4 million, respectively, and was capitalized to land under development in the accompanying consolidated balance sheets.
5.    ACCOUNTS PAYABLE AND OTHER LIABILITIES
Accounts payable and other liabilities as of December 31, 2025 and 2024, consisted of the following (in thousands):

	2025	2024
Accounts payable and retention payable	$7,600	$11,602
Other liabilities:
Accrued liabilities	14,885	24,285
Development obligations (see Note 7)	28,000	18,735
Total accounts payable and other liabilities	$50,485	$54,622
6.    RELATED PARTY TRANSACTIONS
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
The total annual base management fee incurred for the years ended December 31, 2025, 2024 and 2023 was $13.5 million, $12.0 million and $12.0 million, respectively, and is included in management fee in the accompanying consolidated statements of operations. Incentive compensation payable to the Management Company is calculated generally as 9% of distributions in excess of the priority Legacy Interests. If the A&R DMA is not extended by mutual agreement of the Company and the Management Company beyond December 31, 2026, then the Management Company will remain entitled to future incentive compensation payments at a reduced rate equal to 6.75% of Distributions paid thereafter. Total incentive compensation management fee expense incurred with respect to the A&R DMA for the years ended December 31, 2025, 2024 and 2023 was $25.6 million, $82.0 million and $43.4 million, respectively, and is included in management fee in the accompanying consolidated statements of operations. The amount incurred for the years ended December 31, 2025, 2024 and 2023 represents an estimated amount of incentive compensation attributed to services provided during the periods that are determined to be probable of being paid. Management’s estimate is based on various underlying assumptions which include but are not limited to, the current and projected performance of the Project and the resulting cash that will be available for distributions. Changes in the estimated amount of aggregate payments probable of being made are recognized as a cumulative adjustment in the period the estimate changes. Actual payments of incentive compensation may differ materially from current estimates. During the years ended December 31, 2025, 2024 and 2023, the Company paid $68.0 million, $49.1 million and $41.6 million, respectively, in non-legacy incentive compensation. For the 2025 payment, $4.7 million represents payment for incentive compensation not yet recognized as expense and is included in other assets within contract assets, receivables and other assets, net in the accompanying consolidated balance sheet as of December 31, 2025. During the years ended December 31, 2024 and 2023, the Company paid $1.8 million and $4.9 million, respectively, in legacy incentive compensation to the Management Company. Non-legacy incentive compensation reflects incentive payments that resulted from distributions to Percentage Interest holders, and legacy incentive compensation reflects incentive payments that resulted from distributions to Legacy Interest holders. As of December 31, 2025 and 2024, $86.2 million and $123.9 million, respectively, was accrued for incentive compensation management fees due to the Management Company, and is included in accrued management fees in the accompanying consolidated balance sheets.
Commercial Sub-Management Agreement
Effective June 30, 2013, HF El Toro terminated its commercial development sub-management agreement (“Sub-MA”) with a member of the Company that holds a 12.5% Percentage Interest in the Company. Under the terms of the Sub-MA, certain incentive compensation provisions were vested upon termination. Incentive compensation payments become payable, calculated generally, as 2% of distributions (as defined in the Sub-MA) in excess of the priority Legacy Interests. During the years ended December 31, 2025, 2024 and 2023, total incentive compensation management fee expense incurred pertaining to the Sub-MA was $3.9 million, $20.0 million and $10.0 million, respectively, and is included in management fee in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, $25.6 million and $36.8 million, respectively, of incentive compensation management fee pertaining to the Sub-MA was accrued and is included in accrued management fees in the accompanying consolidated balance sheets. The amount accrued at December 31, 2025 and 2024 represents an estimated amount of incentive compensation determined to be earned and probable of being paid. Management’s estimate is based on various underlying assumptions which include but are not limited to, the current and projected performance of the Project and the resulting cash that will be available for distributions. Changes in the estimated amount of aggregate payments probable of being made in future periods will be recognized as a cumulative adjustment to management fee expense in the period the estimate changes. Actual payments of incentive compensation may differ materially from current estimates. During the years ended December 31, 2025, 2024 and 2023, the Company paid $15.1 million, $11.3 million and $10.3 million, respectively, in incentive compensation pertaining to the Sub-MA.
Purchase and Sale Agreements
In the normal course of business, the Company may enter into purchase and sale agreements or other contracts with the Company’s members or affiliates of members.
There were no land sale revenues recognized from related party transactions during the year ended December 31, 2025. Land sale revenues recognized from related party transactions was $22.6 million and $16.2 million during the years ended December 31, 2024 and 2023, respectively, and is included in land sales in the accompanying consolidated statements of operations. The related party land sale revenues primarily relate to profit participation.
7.    COMMITMENTS AND CONTINGENCIES
In the routine conduct of its business, the Company is subject to the usual obligations associated with entering into contracts for the purchase, development, and sale of real estate.
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain development obligations. The Company had outstanding performance bonds of $52.8 million and $54.0 million as of December 31, 2025 and 2024, respectively.
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
In October 2022, the Company and the City entered into the Framework Plan Implementation Agreement (“FPIA”). The FPIA terminated ALA II, as amended, upon the effective date of the FPIA and restructured the Company’s remaining development obligations to the City. Additionally, the Company agreed to pay $18.0 million to the City upon the City completing certain administrative steps which as of December 31, 2025 had not yet occurred. The FPIA became effective on May 16, 2023, subsequent to the completion of a series of approvals and administrative actions in connection with the formation of the new City of Irvine Communities Facilities District No. 2013-3B (“CFD 2013-3B”). CFD 2013-3B replaced the existing CFD for those development districts where development by the Company has not yet occurred. Upon the effective date of the FPIA, the Company’s remaining obligations under the ALA II were terminated. At each of December 31, 2025 and 2024, the carrying balance of amounts payable to the City related to the FPIA totaled $18.0 million and is included within accounts payable and other liabilities on the consolidated balance sheets.
In December 2025, the Company and the City entered into the Affordable Housing and Necessary Government Use Property Exchange Agreement (the “Exchange Agreement”). Under the Exchange Agreement, and subject to the satisfaction of certain exchange conditions, the Company agreed to convey approximately 35 acres of land to the City in exchange for approximately 26 acres owned by the City. Additionally, the Company agreed to pay $10.0 million to the City, consisting of $5.0 million due within one year following the close of escrow and an additional $5.0 million payment due upon the later of three years following the close of escrow or the City’s commencement of construction on certain authorized facilities. As of December 31, 2025, the carrying balance of amounts payable to the City related to the Exchange Agreement totaled $10.0 million and is included within accounts payable and other liabilities on the consolidated balance sheet.
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
8.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through March 6, 2026 the date the consolidated financial statements were issued, and has determined that, other than as disclosed, no events or transactions have occurred subsequent to December 31, 2025 that require adjustments to or disclosure in the Company’s consolidated financial statements.
* * * * * *