Form 10-Q
period 2026-03-31
Five Point Holdings, LLC
filed 2026-04-24
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 17, 2026, 72,406,686 Class A common shares and 76,096,410 Class B common shares were outstanding.

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
Please see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as other risks and uncertainties detailed from time to time in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission, for a more detailed discussion of these and other risks.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
INVENTORIES	$2,476,421	$2,443,279
INVESTMENT IN UNCONSOLIDATED ENTITIES	152,277	153,087
PROPERTIES AND EQUIPMENT, NET	29,167	29,264
INTANGIBLE ASSETS, NET—RELATED PARTY	16,417	17,250
GOODWILL	69,812	69,812
CASH AND CASH EQUIVALENTS	332,566	425,546
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	992	992
RELATED PARTY ASSETS	91,129	89,509
OTHER ASSETS	18,686	20,264
TOTAL	$3,187,467	$3,249,003

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$443,698	$443,348
Accounts payable and other liabilities	105,504	106,199
Related party liabilities	21,621	70,973
Deferred income tax liability, net	57,277	58,343
Payable pursuant to tax receivable agreement	181,945	181,544
Total liabilities	810,045	860,407

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)
REDEEMABLE NONCONTROLLING INTERESTS	69,831	70,155
CAPITAL:
Class A common shares; No par value; Issued and outstanding: March 31, 2026—72,320,181 shares; December 31, 2025—71,100,768 shares
Class B common shares; No par value; Issued and outstanding: March 31, 2026—76,096,410 shares; December 31, 2025—76,096,410 shares
Contributed capital	617,784	616,751
Retained earnings	225,816	228,043
Accumulated other comprehensive loss	(1,551)	(1,549)
Total members’ capital	842,049	843,245
Noncontrolling interests	1,465,542	1,475,196
Total capital	2,307,591	2,318,441
TOTAL	$3,187,467	$3,249,003

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES:
Land sales	$—	$98
Land sales—related party	—	—
Management services—related party	12,984	12,551
Operating properties	597	508
Total revenues	13,581	13,157
COSTS AND EXPENSES:
Land sales	—	—
Management services	6,894	3,061
Operating properties	1,580	1,487
Selling, general, and administrative	14,749	14,765
Total costs and expenses	23,223	19,313
OTHER INCOME:
Interest income	3,267	4,050
Miscellaneous	608	775
Total other income	3,875	4,825
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(145)	71,439
(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION)	(5,912)	70,108
INCOME TAX BENEFIT (PROVISION)	942	(9,522)
NET (LOSS) INCOME	(4,970)	60,586
LESS NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,743)	37,302
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(2,227)	$23,284

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$(0.03)	$0.33
Diluted	(0.03)	0.32
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	71,515,710	69,513,757
Diluted	71,515,710	148,824,110
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$(0.00)	$0.00
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	76,096,410	79,233,544

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
NET (LOSS) INCOME	$(4,970)	$60,586
OTHER COMPREHENSIVE INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net (loss) income	7	13
Other comprehensive income before taxes	7	13
INCOME TAX BENEFIT (PROVISION) RELATED TO OTHER COMPREHENSIVE INCOME	1	(1)
OTHER COMPREHENSIVE INCOME—Net of tax	8	12
COMPREHENSIVE (LOSS) INCOME	(4,962)	60,598
LESS COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,741)	37,307
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(2,221)	$23,291

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2025	71,100,768	76,096,410	$616,751	$228,043	$(1,549)	$843,245	$1,475,196	$2,318,441
Net loss(1)	—	—	—	(2,227)	—	(2,227)	(3,349)	(5,576)
Share-based compensation	—	—	1,824	—	—	1,824	—	1,824
Reacquisition of share-based compensation awards for tax-withholding purposes	(1,149,122)	—	(6,093)	—	—	(6,093)	—	(6,093)
Settlement of restricted share units for Class A common shares	2,368,535	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $1	—	—	—	—	6	6	2	8
Adjustment to liability recognized under tax receivable agreement—net of tax of $112	—	—	(1,013)	—	—	(1,013)	—	(1,013)
Adjustment of noncontrolling interest in the Operating Company	—	—	6,315	—	(8)	6,307	(6,307)	—
BALANCE - March 31, 2026	72,320,181	76,096,410	$617,784	$225,816	$(1,551)	$842,049	$1,465,542	$2,307,591

BALANCE - December 31, 2024	69,369,234	79,233,544	$593,827	$157,077	$(1,468)	$749,436	$1,405,661	$2,155,097
Net income	—	—	—	23,284	—	23,284	37,302	60,586
Share-based compensation	—	—	1,215	—	—	1,215	—	1,215
Reacquisition of share-based compensation awards for tax-withholding purposes	(329,840)	—	(1,776)	—	—	(1,776)	—	(1,776)
Issuance of share-based compensation awards	126,388	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	692,856	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $1	—	—	—	—	7	7	5	12
Adjustment to liability recognized under tax receivable agreement—net of tax of $119	—	—	(306)	—	—	(306)	—	(306)
Adjustment of noncontrolling interest in the Operating Company	—	—	2,477	—	(3)	2,474	(2,474)	—
BALANCE - March 31, 2025	69,858,638	79,233,544	$595,437	$180,361	$(1,464)	$774,334	$1,440,494	$2,214,828
(1) Total net income excludes net income of $0.6 million attributable to redeemable noncontrolling interests (see Note 6).
See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,970)	$60,586
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in (loss) earnings from unconsolidated entities	145	(71,439)
Return on investment from Great Park Venture	—	70,854
Return on investment from Gateway Commercial Venture	397	—
Return on investment from other equity method investments	525	—
Deferred income taxes	(953)	8,060
Depreciation and amortization	1,726	2,014
Share-based compensation	1,824	1,215
Changes in operating assets and liabilities:
Inventories	(32,629)	(50,831)
Related party assets	(1,620)	21,487
Other assets	627	1,151
Accounts payable and other liabilities	(362)	13,087
Related party liabilities	(9,212)	545
Net cash (used in) provided by operating activities	(44,502)	56,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	—	41,998
Return of investment from Gateway Commercial Venture	5	—
Return of investment from other equity method investments	1,855	543
Contributions to unconsolidated entities	(2,141)	—
Purchase of properties and equipment	—	(40)
Net cash (used in) provided by investing activities	(281)	42,501
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(310)	—
Related party reimbursement obligation	(40,140)	—
Reacquisition of share-based compensation awards for tax-withholding purposes	(6,093)	(1,776)
Payment under tax receivable agreement	(724)	—
Distributions to redeemable noncontrolling interests	(930)	—
Net cash used in financing activities	(48,197)	(1,776)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(92,980)	97,454
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	426,538	431,867
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$333,558	$529,321
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
The Company has an entity structure in which the Company’s two largest equity owners, Lennar Corporation (“Lennar”) and GFFP Holdings, LLC (“GFFP”), separately hold, in addition to interests in the Company’s common shares, equity interests in both the Operating Company and the San Francisco Venture that can be exchanged for, at the Company’s option, either the Company’s Class A common shares or cash. The diagram below presents a simplified depiction of the Company’s organizational structure as of March 31, 2026:
(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of March 31, 2026, the Company owned approximately 65.4% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Until Class A Common Units of the Operating Company are exchanged or redeemed, the capital associated with Class A Common Units of the Operating Company not held by the Holding Company is presented within “noncontrolling interests” on the Company’s condensed consolidated balance sheet. Assuming the exchange of all other outstanding Class A Common Units of the Operating Company and all outstanding Class A units of the San Francisco Venture (see (2) below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on April 17, 2026 ($5.25), the equity market capitalization of the Company was approximately $779.8 million.
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
(4) The Company owns a 37.5% percentage interest in Heritage Fields LLC (the “Great Park Venture”) and serves as its administrative member. However, management of the Great Park Venture is vested in the four voting members, who have a total of five votes. Major decisions generally require the approval of at least 75% of the votes of the voting members. The Company has two votes, and the other three voting members each have one vote, so the Company is unable to approve any major decision without the consent or approval of at least two of the other voting members. The Company does not include the Great Park Venture as a consolidated subsidiary, but rather as an equity method investee, in its condensed consolidated financial statements.
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
(6) In July 2025, the Operating Company, through its wholly owned subsidiary, acquired 75% of the Class A units of HRH. Management of HRH is vested in an executive committee consisting of three voting members. The Operating Company has the ability to appoint two of the members. Major decisions generally require the approval of at least two-thirds of the voting members. The Operating Company has a controlling financial interest in HRH and includes the Hearthstone Venture as a consolidated subsidiary in its condensed consolidated financial statements (see Notes 3 and 6).
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the three months ended March 31, 2026 are not necessarily indicative of the operating results and cash flows that may be expected for the full year.
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

Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Net periodic pension benefit	$35	$21
Other	573	754
Total miscellaneous other income	$608	$775
Recently adopted and issued accounting pronouncements—In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which primarily requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and can be applied on either a prospective or retrospective basis. The Company is currently evaluating the effect of this update on the Company’s financial statement disclosures.
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
Goodwill primarily represents the value of expected operational synergies, enhanced scale and market presence, the assembled workforce, and other intangible benefits expected to be realized from integrating the Hearthstone Venture platform with the Company’s existing operations. The Company expects $39.8 million, the portion of goodwill attributable to its ownership interest, will be deductible for tax purposes. All of the goodwill was assigned to the Hearthstone segment. At March 31, 2026, the carrying value of goodwill was $69.8 million.
Unaudited Pro Forma
The following table presents the Company’s unaudited pro forma consolidated revenues and net income for the three months ended March 31, 2025 as if the Hearthstone Venture acquisition had occurred on January 1, 2025 (in thousands):

Revenues	$17,972
Net income	60,639
These amounts have been calculated after applying the Company’s accounting policies, including acquisition costs in the earnings of the earliest period and adjusting the results of the Hearthstone Venture to reflect amortization for intangible assets and tax effects.

4.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (in thousands):

	Three Months Ended March 31, 2026
	Valencia	San Francisco	Great Park(1)	Hearthstone	Total
Land sales and land sales—related party	$—	$—	$—	$—	$—
Management services—related party	—	—	6,856	6,128	12,984
Operating properties	58	—	—	—	58
	58	—	6,856	6,128	13,042
Operating properties leasing revenues	362	177	—	—	539
	$420	$177	$6,856	$6,128	$13,581

	Three Months Ended March 31, 2025
	Valencia	San Francisco	Great Park(1)	Total
Land sales and land sales—related party	$98	$—	$—	$98
Management services—related party	—	—	12,551	12,551
Operating properties	85	—	—	85
	183	—	12,551	12,734
Operating properties leasing revenues	249	174	—	423
	$432	$174	$12,551	$13,157
(1) The tables above do not include revenues of the Great Park Venture, which are included in the Company’s reporting segment totals (see Notes 5 and 14).
The opening and closing balances of the Company’s contract assets for the three months ended March 31, 2026 were $89.7 million ($87.5 million related party, see Note 9) and $91.1 million ($88.8 million related party, see Note 9), respectively. The net increase of $1.4 million for the three months ended March 31, 2026 between the opening and closing balances of the Company’s contract assets primarily resulted from performance fee revenue recognized by the Hearthstone Venture prior to payments due (see Note 9). At March 31, 2026 and December 31, 2025, the Company had a $1.9 million and $5.1 million contract liability, respectively, for incentive compensation payments received under the Company’s amended and restated development management agreement with the Great Park Venture (“A&R DMA”) that were received prior to the satisfaction of the associated performance obligation. The contract liability is included in related party liabilities on the accompanying condensed consolidated balance sheets.
The opening and closing balances of the Company’s contract assets for the three months ended March 31, 2025 were $101.8 million ($100.8 million related party, see Note 9) and $80.1 million ($79.3 million related party, see Note 9), respectively. The net decrease of $21.7 million for the three months ended March 31, 2025 between the opening and closing balances of the Company’s contract assets primarily resulted from the receipt of $30.4 million in incentive compensation payments from the Great Park Venture and the receipt of variable price participation consideration from homebuilders from prior period land sales partially offset by additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the A&R DMA (see Note 9).
Other than the incentive compensation contract liability, the opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the three months ended March 31, 2026 and 2025 were insignificant.
5.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Operating Company owned 37.5% of the Great Park Venture’s percentage interests as of March 31, 2026. During the three months ended March 31, 2026, the Great Park Venture made no distributions to holders of percentage interests. During the three months ended March 31, 2025, the Great Park Venture made aggregate distributions of $300.9 million to holders of percentage interests, of which the Company received $112.9 million for its 37.5% percentage interest.

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
The following table summarizes the statements of operations of the Great Park Venture for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Land sale and related party land sale revenues	$3,607	$285,403
Cost of land sales	—	(70,216)
Other costs and expenses	(6,411)	(8,925)
Net (loss) income of Great Park Venture	$(2,804)	$206,262
The Company’s share of net (loss) income	$(1,051)	$77,348
Basis difference amortization, net	—	(6,494)
Equity in (loss) earnings from Great Park Venture	$(1,051)	$70,854
The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Inventories	$150,663	$153,117
Cash and cash equivalents	191,352	187,574
Contract assets, receivables and other assets, net	25,290	28,090
Total assets	$367,305	$368,781
Accounts payable and other liabilities	$177,262	$175,935
Capital (percentage interest)	190,043	192,846
Total liabilities and capital	$367,305	$368,781
The Company’s share of capital in Great Park Venture	$71,267	$72,318
Unamortized basis difference	28,635	28,635
The Company’s investment in the Great Park Venture	$99,902	$100,953
Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of March 31, 2026. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs.

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
The Company’s investment balance in the Gateway Commercial Venture was $32.8 million at each of March 31, 2026 and December 31, 2025. The Company’s equity in earnings for each of the three months ended March 31, 2026 and 2025 was $0.4 million, resulting from interest income on the outstanding note.
Hearthstone Funds
The Hearthstone Venture has ownership interests in individual funds (the “Hearthstone Funds”) that primarily engage in land banking. The Hearthstone Venture is the general partner or managing member of each fund and holds an economic interest between 1% and 3%. The Hearthstone Funds make investments in separate project limited partnerships that acquire land to be developed and contract with preapproved homebuilders through option and development agreements to construct improvements and purchase lots on agreed-upon terms and conditions. The Hearthstone Venture does not have a controlling financial interest in any of the Hearthstone Funds, however, the Hearthstone Venture has the ability to significantly influence the operating and financial policies of the Hearthstone Funds, and therefore it accounts for its investments in the funds using the equity method.
Several of the Hearthstone Funds utilize financing arrangements to partially fund the acquisition of land. The debt is non-recourse to the Hearthstone Venture other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
At March 31, 2026 and December 31, 2025, the Hearthstone Venture’s investments in the Hearthstone Funds were $19.5 million and $18.9 million, respectively, and it recognized $0.3 million in equity in earnings for the three months ended March 31, 2026.
6.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at March 31, 2026, the Holding Company and its wholly owned subsidiary owned approximately 65.4% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 34.6% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar and GFFP.
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
There were no tax distributions to the partners of the Operating Company for the three months ended March 31, 2026 or 2025.
Generally, tax distributions are treated as advance distributions under the LPA and are taken into account when determining the amounts otherwise distributable or as an adjustment to the shares issuable upon an exchange of Class A Common Units under the LPA.

During the three months ended March 31, 2026 and 2025, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.
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
Redeemable Noncontrolling Interest (San Francisco Class C units)
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos community facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At each of March 31, 2026 and December 31, 2025, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interests on the condensed consolidated balance sheets.
Redeemable Noncontrolling Interest (Hearthstone Venture)
Interests in the Hearthstone Venture include Class A units and Class B units of HRH. The Class A units represent common equity interests that participate in profits and losses proportionately, while the Class B units represent a separate class of nonvoting preferred interests. The Class B units have a stated value of $1,000 per unit and accrue a preferred return at a rate equal to 10% per annum or less, as defined in HRH’s operating agreement. The Class B interests are entitled to receive distributions of unpaid preferred return and capital prior to any distributions to the Class A unit members. At March 31, 2026, the Company held 75% of the outstanding Class A units. Other members of HRH held the remaining 25% of the outstanding Class A units and 9,847 Class B units representing 100% of the outstanding Class B units. In the event HRH calls capital, the portion attributable to the Class A units held by the other members will be satisfied by automatic conversion of Class B units into Class A units at a value of $1,000 per Class B unit, until all Class B units are fully converted.
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

The carrying amount of the Hearthstone Venture redeemable noncontrolling interests as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	HRH Class A Unit Noncontrolling Interests	HRH Class B Unit Noncontrolling Interests	Hearthstone Professional Entities Noncontrolling Interests	Total Hearthstone Venture Redeemable Noncontrolling Interests
BALANCE - December 31, 2025	$21,645	$10,739	$12,771	$45,155
Hearthstone Venture net income allocation	352	254	—	606
Class B unit conversions	625	(625)	—	—
Distributions and redemptions	(575)	(268)	(87)	(930)
BALANCE - March 31, 2026	$22,047	$10,100	$12,684	$44,831
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
As of March 31, 2026, the San Francisco Venture had total combined assets of $1.49 billion, primarily comprised of $1.49 billion of inventories, and total combined liabilities of $24.9 million, including $18.6 million in related party liabilities.
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
As of March 31, 2026, FP LP and FPL had total combined assets of $1.1 billion, primarily comprised of $986.2 million of inventories, $4.0 million of intangibles and $77.3 million in related party assets, and total combined liabilities of $55.3 million, including $52.5 million in accounts payable and other liabilities and $2.8 million in related party liabilities.
As of December 31, 2025, FP LP and FPL had total combined assets of $1.1 billion, primarily comprised of $963.7 million of inventories, $4.4 million of intangibles and $77.2 million in related party assets, and total combined liabilities of $60.7 million, including $54.7 million in accounts payable and other liabilities and $6.0 million in related party liabilities.

The Hearthstone Professional Entities are VIEs, as the other members of such entities, either individually or as a group, are not able to exercise kick-out rights and do not hold substantive participating rights. HRH is the primary beneficiary of the Hearthstone Professional Entities. As of March 31, 2026 and December 31, 2025, the total combined assets of the Hearthstone Professional Entities were $34.3 million and $33.0 million, respectively, which primarily comprised of investments in the Hearthstone Funds, and total combined liabilities were $0.3 million and $0.3 million, respectively.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the three months ended March 31, 2026 and 2025, there were no VIEs that were deconsolidated.
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
The carrying amount and accumulated amortization of the intangible assets as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Hearthstone intangible assets	$13,672	$(1,302)	$12,370	$13,672	$(814)	$12,858
Great Park A&R DMA incentive compensation	129,705	(125,658)	4,047	129,705	(125,313)	4,392
	$143,377	$(126,960)	$16,417	$143,377	$(126,127)	$17,250
Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation, was $0.3 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Great Park segment.
Intangible asset amortization expense for the Hearthstone Venture intangible assets was $0.5 million for the three months ended March 31, 2026. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Hearthstone segment.

9.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Related Party Assets:
Contract assets (see Note 4)	$88,844	$87,534
Other	2,285	1,975
	$91,129	$89,509
Related Party Liabilities:
Reimbursement obligation	$18,568	$64,736
Other	3,053	6,237
	$21,621	$70,973
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
During the three months ended March 31, 2026, the Great Park Venture made no incentive compensation payments to the Company. During the three months ended March 31, 2025, the Great Park Venture made incentive compensation payments of $30.4 million to the Company.
For the three months ended March 31, 2026 and 2025, the Company recognized revenue from management services of $6.9 million and $12.6 million , respectively, related to all management fees under the A&R DMA, and such revenues are included in management services—related party in the accompanying condensed consolidated statements of operations and are included in the Great Park segment. At March 31, 2026 and December 31, 2025, included in contract assets in the table above is $76.6 million and $76.3 million, respectively, attributed to incentive compensation revenue recognized but not yet due (see Note 4), and included in other related party liabilities is $1.9 million and $5.1 million, respectively, attributed to payments received for incentive compensation revenue not yet recognized (see Note 4).
Reimbursement Obligation
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse an affiliate of Lennar for a portion of the EB-5 loan liabilities and related interest that were assumed by an affiliate of Lennar in connection with the Formation Transactions.
Pursuant to a reimbursement deferral agreement with an affiliate of Lennar, principal and interest payments under the related party reimbursement obligation were deferred from October 2023 through December 31, 2025. During the three months ended March 31, 2026, the Company paid $40.1 million in principal and $6.2 million in accrued and current interest.
Operating Agreements with Hearthstone Funds (Performance Fee Contract Asset)
The Hearthstone Venture manages the operations and assets of the Hearthstone Funds and is entitled to receive asset management fees and in some cases performance fees from those funds upon the achievement of certain performance hurdles. During the three months ended March 31, 2026, the Hearthstone Venture recognized performance fee revenue of $1.2 million, and at March 31, 2026 and December 31, 2025, included in contract assets in the table above is $11.5 million and $10.4 million, respectively, attributed to performance fee revenue recognized but not yet due (see Notes 3 and 4).

10.    NOTES PAYABLE, NET
At March 31, 2026 and December 31, 2025, notes payable, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
8.000% Senior Notes due 2030	$450,000	$450,000
Unamortized debt issuance costs	(6,302)	(6,652)
	$443,698	$443,348
Senior Notes
On September 25, 2025, the Operating Company and Five Point Capital Corp., a direct wholly owned subsidiary of the Operating Company (the “Co-Issuer” and, together with the Operating Company, the “Issuers”), offered, sold and issued $450.0 million aggregate principal amount of 8.000% unsecured senior notes due October 1, 2030 (the “2030 Notes”). The 2030 Notes accrue interest at a rate of 8.000% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on April 1 and October 1, commencing April 1, 2026. The 2030 Notes are guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Operating Company and are redeemable at the option of the Issuers, in whole or in part, at a declining call premium as set forth in the indenture governing the 2030 Notes, plus accrued and unpaid interest.
Revolving Credit Facility
The Operating Company has a $217.5 million unsecured revolving credit facility that matures in July 2029. Any borrowings under the revolving credit agreement will bear interest at CME Term Secured Overnight Financing Rate 1 Month plus a margin of either 2.25% or 2.50% based on the Company’s leverage ratio. The revolving credit facility may be further extended to July 2030, subject to the satisfaction of certain conditions, including the approval of the administrative agent and lenders. As of March 31, 2026, no borrowings or letters of credit were outstanding on the Operating Company’s revolving credit facility.
11.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At March 31, 2026 and December 31, 2025, the Company’s condensed consolidated balance sheets included liabilities of $181.9 million and $181.5 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. TRA payments totaling $0.7 million were made during the three months ended March 31, 2026. No TRA payments were made during the three months ended March 31, 2025.
12.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business. The operations of the Company are conducted through the Operating Company and its subsidiaries, and in some cases, the Holding Company will guarantee the payment by or performance of the Operating Company or its subsidiaries. The Company has operating leases for its corporate office and other facilities and the Holding Company is a guarantor to some of these lease agreements. Operating lease right-of-use assets are included in other assets and operating lease liabilities are included in accounts payable and other liabilities on the condensed consolidated balance sheets and were as follows as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$10,518	$11,343
Operating lease liabilities	$9,316	$9,989
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain of the Company’s development obligations. The Company had outstanding performance bonds of $347.6 million and $344.9 million as of March 31, 2026 and December 31, 2025, respectively.

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
At each of March 31, 2026 and December 31, 2025, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.9 million.
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
Letters of Credit
At each of March 31, 2026 and December 31, 2025, the Company had outstanding letters of credit totaling $1.0 million. These letters of credit were issued to secure various development and financial obligations. At each of March 31, 2026 and December 31, 2025, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under certain of the letters of credit agreements.
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

13.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$6,240	$—
Noncash lease expense	$825	$705

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to liability recognized under TRA	$1,125	$425
Noncash lease expense is included within the depreciation and amortization adjustment to net (loss) income on the Company’s condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$332,566	$528,329
Restricted cash and certificates of deposit	992	992
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$333,558	$529,321
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
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of March 31, 2026, the Company had a 37.5% percentage interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers and management services provided by the Company to the Great Park Venture.
• Hearthstone—includes the Hearthstone Venture residential asset management platform focused on managing residential land banking programs across multiple U.S. markets. The Hearthstone segment derives revenues from management fees.

Segment operating results and reconciliations to the Company’s consolidated balances for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31, 2026
	Valencia	San Francisco	Great Park	Hearthstone	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$420	$177	$10,463	$6,128	$17,188	$(3,607)	$—	$—	$13,581
Less:
Cost of land sales	—	—	—	—	—	—	—	—	—
Management services	—	—	2,111	4,783	6,894	—	—	—	6,894
Selling, general, and administrative	2,500	1,561	1,150	—	5,211	(1,150)	—	10,688	14,749
Management fees-related party	—	—	7,130	—	7,130	(7,130)	—	—	—
Other segment items(3)	765	(1)	(1,869)	(316)	(1,421)	1,869	1,051	(4,591)	(3,092)
Segment profit (loss) / Net income (loss)	(2,845)	(1,383)	1,941	1,661	(626)	2,804	(1,051)	(6,097)	(4,970)
Other segment disclosures:
Depreciation and amortization	13	—	345	488	846	—	—	56	902
Interest income	—	1	1,869	14	1,884	(1,869)	—	3,252	3,267
Expenditures for long-lived assets, net(4)	22,553	10,590	(2,454)	—	30,689	2,454	—	8	33,151
(1) Represents the removal of the Great Park Venture operating results, which are included in the Great Park segment operating results at 100% of its historical basis, but are not included in the Company’s consolidated results as the Company accounts for its investment in the venture using the equity method of accounting.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax benefit of $0.9 million and equity in earnings from the Gateway Commercial Venture.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs, miscellaneous other income and equity in earnings from unconsolidated entities.
• San Francisco—interest income.
• Great Park—interest income.
• Hearthstone—interest income and equity in earnings from Hearthstone Funds.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the three months ended March 31, 2026, Valencia’s net expenditures include $0.4 million, San Francisco’s net expenditures include $0.6 million and Great Park Venture’s net expenditures include $11.5 million in inventory cost reimbursements and recoveries received.

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
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income, income tax provision of $9.5 million and equity in earnings from the Gateway Commercial Venture.
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

Segment assets and reconciliations to the Company’s consolidated balances at March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026		December 31, 2025
	Segment assets	Inventory assets	Segment assets	Inventory assets
Valencia	$1,022,192	$986,214	$1,000,295	$963,661
San Francisco	1,490,494	1,490,207	1,479,713	1,479,618
Great Park	448,243	150,663	449,637	153,117
Hearthstone	125,709	—	122,081	—
Total reportable segments	3,086,638	2,627,084	3,051,726	2,596,396
Removal of Great Park Venture(1)	(367,305)	(150,663)	(368,781)	(153,117)
Add investment in Great Park Venture	99,902	—	100,953	—
Corporate and unallocated(2)	368,232	—	465,105	—
Total Consolidated	$3,187,467	$2,476,421	$3,249,003	$2,443,279
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
15.     SHARE-BASED COMPENSATION
The following table summarizes share-based equity compensation activity for the three months ended March 31, 2026:

	Share-Based Awards (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2026	8,614	$2.52
Granted	332	$5.58
Forfeited	(496)	$1.84
Vested	(2,369)	$2.13
Nonvested at March 31, 2026	6,081	$2.92
Share-based compensation expense was $1.8 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. Share-based compensation expense is included in selling, general, and administrative expenses on the accompanying condensed consolidated statements of operations.
The estimated fair value at vesting of share-based awards that vested during the three months ended March 31, 2026 was $12.6 million. During the three months ended March 31, 2026 and 2025, the Company reacquired vested restricted Class A common shares for $6.1 million and $1.8 million, respectively, for the purpose of settling tax withholding obligations of employees. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.
16.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The components of net periodic benefit for the three months ended March 31, 2026 and 2025, are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net periodic benefit:
Interest cost	$164	$168
Expected return on plan assets	(206)	(202)
Amortization of net actuarial loss	7	13
Net periodic benefit	$(35)	$(21)
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
During the three months ended March 31, 2026, the Company recorded a $0.9 million benefit for income taxes on pre-tax loss of $5.9 million. In the three months ended March 31, 2025, the Company recorded a $9.5 million provision for income taxes on pre-tax income of $70.1 million.
The effective tax rates for both the three months ended March 31, 2026 and 2025 differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the disallowance of executive compensation expenses not deductible for tax and the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company and the San Francisco Venture.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both March 31, 2026 and December 31, 2025.
The fair value of the Company’s notes payable, net, are estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At March 31, 2026, the estimated fair value of notes payable, net was $450.9 million, compared to a carrying value of $443.7 million. At December 31, 2025, the estimated fair value of notes payable, net was $470.2 million, compared to a carrying value of $443.3 million. During the three months ended March 31, 2026 and 2025, the Company had no assets that were measured at fair value on a nonrecurring basis.
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
No distributions on common shares were declared for the three months ended March 31, 2026 or 2025.
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

The following table summarizes the basic and diluted (loss) earnings per share calculations for the three months ended March 31, 2026 and 2025 (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) income attributable to the Company	$(2,227)	$23,284
Adjustments to net (loss) income attributable to the Company	(11)	(17)
Net (loss) income attributable to common shareholders	$(2,238)	$23,267
Numerator—basic common shares:
Net (loss) income attributable to common shareholders	$(2,238)	$23,267
Less: net income allocated to participating securities	—	9
Allocation of basic net (loss) income among common shareholders	$(2,238)	$23,258
Numerator for basic net (loss) income available to Class A common shareholders	$(2,237)	$23,250
Numerator for basic net (loss) income available to Class B common shareholders	$(1)	$8
Numerator—diluted common shares:
Net (loss) income attributable to common shareholders	$(2,238)	$23,267
Reallocation of income from dilutive potential securities	—	24,016
Less: net income allocated to participating securities	—	9
Allocation of diluted net (loss) income among common shareholders	$(2,238)	$47,274
Numerator for diluted net (loss) income available to Class A common shareholders	$(2,237)	$47,266
Numerator for diluted net (loss) income available to Class B common shareholders	$(1)	$8
Denominator:
Basic weighted average Class A common shares outstanding	71,515,710	69,513,757
Diluted weighted average Class A common shares outstanding	71,515,710	148,824,110
Basic and diluted weighted average Class B common shares outstanding	76,096,410	79,233,544
Basic (loss) earnings per share:
Class A common shares	$(0.03)	$0.33
Class B common shares	$(0.00)	$0.00
Diluted (loss) earnings per share:
Class A common shares	$(0.03)	$0.32
Class B common shares	$(0.00)	$0.00

Anti-dilutive potential RSUs	1,250,970	—
Anti-dilutive potential Performance RSUs	4,830,088	2,581,441
Anti-dilutive potential Class A common shares from warrants	1,500,000	—
Anti-dilutive potential Restricted Shares (weighted average)	—	—
Anti-dilutive potential Class A common shares from exchanges (weighted average)	76,119,239	3,137,134
20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $1.6 million and $1.5 million at March 31, 2026 and December 31, 2025, respectively, net of tax benefits of $0.3 million and $0.3 million, respectively. Accumulated other comprehensive loss of $0.7 million is included in noncontrolling interests at each of March 31, 2026 and December 31, 2025. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net (loss) income attributable to the Company related to amortization of net actuarial losses were approximately $5,000 and $7,000, net of taxes, for the three months ended March 31, 2026 and 2025, respectively, and are included in miscellaneous other income in the accompanying condensed consolidated statements of operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 of this report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. “Us,” “we,” and “our” refer to Five Point Holdings, LLC, together with its consolidated subsidiaries. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as other risks and uncertainties detailed from time to time in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission. Actual results could differ materially from those set forth in any forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of March 31, 2026, approximately 65.4% of the operating company. The operating company directly or indirectly owns equity interests in:
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

Operational Highlights
We reported a consolidated net loss of $5.0 million for the three months ended March 31, 2026, compared to net income of $60.6 million for the three months ended March 31, 2025. Our results for the quarter were primarily driven by the timing of residential land sales, as we did not complete any significant land closings during the period, and revenues were primarily generated from management services at our Great Park and Hearthstone segments. Selling, general and administrative (“SG&A”) expense totaled $14.7 million for the three months ended March 31, 2026. At March 31, 2026, we had $332.6 million in cash and $217.5 million available under our revolving credit facility, giving us total liquidity of $550.1 million.
While market conditions remained uncertain during the first quarter of 2026, with consumer confidence impacted by macroeconomic and geopolitical factors, as well as a challenging mortgage rate environment, we continued to focus on execution of key operating priorities, including generating revenue and positive cash flow, controlling our SG&A costs, managing our capital spend to match near-term revenue opportunities, and seeking growth opportunities through strategic relationships. During the quarter, however, we continued to see demand for homes and homesites at both our Great Park Neighborhoods and Valencia communities, although at a more measured pace. We did not complete any significant residential land sales during the quarter and expect our land sale activity to be weighted toward the third and fourth quarters.
At Valencia, our guest builders sold 90 homes during the first quarter of 2026, compared to 69 homes during the first quarter of 2025. At the Great Park Neighborhoods, guest builders sold a total of 82 homes during the first quarter of 2026, compared to 233 homes during the first quarter of 2025. While absorption has moderated compared to prior periods, we continue to see engagement from homebuyers across our communities and remain focused on managing the pace and structure of land sales to optimize long-term value.
During the first quarter of 2026, our Hearthstone platform continued to expand, including the closing of two new funds with approximately $600 million of equity commitments. As of March 31, 2026, the platform managed approximately $3.4 billion in assets under management and continues to generate management services revenue and provide a source of capital-light growth.
Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.

The following table summarizes our consolidated historical results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$—	$98
Land sales—related party	—	—
Management services—related party	12,984	12,551
Operating properties	597	508
Total revenues	13,581	13,157
Costs and expenses
Land sales	—	—
Management services	6,894	3,061
Operating properties	1,580	1,487
Selling, general, and administrative	14,749	14,765
Total costs and expenses	23,223	19,313
Other income
Interest income	3,267	4,050
Miscellaneous	608	775
Total other income	3,875	4,825
Equity in (loss) earnings from unconsolidated entities	(145)	71,439
(Loss) income before income tax benefit (provision)	(5,912)	70,108
Income tax benefit (provision)	942	(9,522)
Net (loss) income	(4,970)	60,586
Less net (loss) income attributable to noncontrolling interests	(2,743)	37,302
Net (loss) income attributable to the company	$(2,227)	$23,284
Three Months Ended March 31, 2026 and 2025
Revenues. Revenues increased by $0.4 million, or 3.2%, to $13.6 million for the three months ended March 31, 2026, from $13.2 million for the three months ended March 31, 2025. The increase in revenues was primarily due to management services revenue recognized at our new Hearthstone segment, partially offset by a decrease in management services revenue at our Great Park segment during the three months ended March 31, 2026.
Cost of management services. Cost of management services increased by $3.8 million, or 125.2%, to $6.9 million for the three months ended March 31, 2026, from $3.1 million for the three months ended March 31, 2025. The increase was primarily due to the cost of management services recognized at our new Hearthstone segment, partially offset by a decrease in intangible asset amortization expense at our Great Park segment.
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
Equity in loss from unconsolidated entities was $0.1 million for the three months ended March 31, 2026, a decrease from equity in earnings of $71.4 million for the three months ended March 31, 2025. Equity in loss for the three months ended March 31, 2026 was primarily a result of recognizing our share of the net loss generated by the Great Park Venture during the quarter, and equity in earnings for the three months ended March 31, 2025 was primarily a result of recognizing our share of the net income generated by the Great Park Venture from land sales during the quarter.

Income taxes. Pre-tax loss of $5.9 million for the three months ended March 31, 2026 resulted in a $0.9 million tax benefit. Pre-tax income of $70.1 million for the three months ended March 31, 2025 resulted in a $9.5 million tax provision. We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at March 31, 2026, it was more likely than not that the net deferred tax asset would be realizable, and we had no valuation allowance recorded. Our effective tax rate for the three months ended March 31, 2026 increased slightly as compared to our effective tax rate for the three months ended March 31, 2025 primarily due to the increase in disallowance of executive compensation expenses not deductible for tax.
Net (loss) income attributable to noncontrolling interests. Until exchanged for our Class A common shares or, at our election, cash, noncontrolling interests represent interests held by other partners in the operating company and other members of the San Francisco Venture. Redeemable noncontrolling interests that contain features that may result in cash settlement include the interests held by other members in the Hearthstone Venture and its subsidiaries and Class C interests in the San Francisco Venture. Net (loss) income attributable to the noncontrolling interests on the condensed consolidated statement of operations represents the portion of earnings or losses attributable to the interests in our subsidiaries held by the noncontrolling interests.

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
The following tables reconcile the results of operations of our segments to our consolidated results for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Valencia	San Francisco	Great Park	Hearthstone	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$—	$—	$3,607	$—	$3,607	$—	$3,607	$(3,607)	$—
Land sales—related party	—	—	—	—	—	—	—	—	—
Management services—related party(2)	—	—	6,856	6,128	12,984	—	12,984	—	12,984
Operating properties	420	177	—	—	597	—	597	—	597
Total revenues	420	177	10,463	6,128	17,188	—	17,188	(3,607)	13,581
COSTS AND EXPENSES:
Land sales	—	—	—	—	—	—	—	—	—
Management services(2)	—	—	2,111	4,783	6,894	—	6,894	—	6,894
Operating properties	1,580	—	—	—	1,580	—	1,580	—	1,580
Selling, general, and administrative	2,500	1,561	1,150	—	5,211	10,688	15,899	(1,150)	14,749
Management fees—related party	—	—	7,130	—	7,130	—	7,130	(7,130)	—
Total costs and expenses	4,080	1,561	10,391	4,783	20,815	10,688	31,503	(8,280)	23,223
OTHER INCOME:
Interest income	—	1	1,869	14	1,884	3,252	5,136	(1,869)	3,267
Miscellaneous	608	—	—	—	608	—	608	—	608
Total other income	608	1	1,869	14	2,492	3,252	5,744	(1,869)	3,875
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	207	—	—	302	509	397	906	(1,051)	(145)
SEGMENT (LOSS) PROFIT/LOSS BEFORE INCOME TAX BENEFIT	(2,845)	(1,383)	1,941	1,661	(626)	(7,039)	(7,665)	1,753	(5,912)
INCOME TAX BENEFIT	—	—	—	—	—	942	942	—	942
SEGMENT (LOSS) PROFIT/NET LOSS	$(2,845)	$(1,383)	$1,941	$1,661	$(626)	$(6,097)	$(6,723)	$1,753	$(4,970)
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
Valencia Segment
Our Valencia property consists of approximately 15,000 acres in northern Los Angeles County and can currently include up to approximately 21,000 homesites and approximately 9.3 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change as we further refine our development plans to optimize land values. The current communities under development in Valencia complement the neighboring communities that were previously developed by us. We began selling homesites in the first development area at Valencia in 2019, and as of March 31, 2026 we had sold 3,088 homesites.
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
Hearthstone Segment
We have a 75% controlling financial interest in the Hearthstone Venture, which operates our residential asset management platform providing capital solutions to the U.S. homebuilding industry, primarily through land banking. The Hearthstone Venture’s operations include managing funds that acquire fully entitled residential land parcels and enter into option and development agreements with U.S. homebuilders. The funds then engage the homebuilders to complete the horizontal development of the land, after which the homebuilders acquire the fully developed homesites from the funds pursuant to the option agreements. The Hearthstone Venture manages these lot option programs across multiple U.S. markets, working with capital partners consisting of state employee pension plans and institutional and private equity. The Hearthstone Venture sources projects mainly from large U.S. publicly-traded homebuilders. The Hearthstone Venture receives asset management fees and under some arrangements may also receive performance fees upon achievement of stipulated investor returns. We completed our acquisition of the Hearthstone Venture on July 31, 2025. As of March 31, 2026, the Hearthstone Venture had $3.4 billion in assets under management, which consisted of approximately 30,000 lots with 12 separate homebuilders across 17 states.
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
Great Park Neighborhoods consists of approximately 2,100 acres in Orange County and is being built around the approximately 1,300 acre Orange County Great Park, a metropolitan public park that is under construction. Great Park Neighborhoods can include up to approximately 11,800 homesites and approximately 4.1 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The Great Park Venture sold the first homesites in April 2013 and, as of March 31, 2026, had sold 9,603 homesites (including 853 affordable homesites).
Three Months Ended March 31, 2026 and 2025
Land sales and related party land sales revenues. Land sales and related party land sales revenues decreased to $3.6 million for the three months ended March 31, 2026, from $285.4 million for the three months ended March 31, 2025. The decrease was primarily attributable to the recognition of revenue from the sale of residential land at the Great Park Neighborhoods entitled for an aggregate of 325 homesites on 23.6 acres during the three months ended March 31, 2025, compared to no land sales during the same period in 2026. For the 2025 land sales, the base purchase price was $278.9 million, and 197 of the homesites were sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire the homesites in the future from the land bank entity.

During the three months ended March 31, 2026 and 2025, revenues also included changes in estimates of variable consideration, including profit participation and price participation, from those amounts previously recorded by the Great Park Venture. During the three months ended March 31, 2026 and 2025, the Great Park Venture recognized $3.6 million and $2.4 million, respectively, in profit participation revenues. During the three months ended March 31, 2025, the Great Park Venture recognized additional estimated variable consideration of $4.0 million for price participation related to a residential land sale that closed in 2023. As of December 31, 2025, substantially all of the homes related to the 2023 land sale had been sold to homebuyers.
Cost of land sales. The Great Park Venture closed no land sales and therefore had no cost of land sales for the three months ended March 31, 2026, compared to cost of land sales of $70.2 million for the three months ended March 31, 2025. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. In September 2024, the development management agreement with the Great Park Venture was renewed by mutual agreement of the parties through December 31, 2026 (the “second renewal term”). The annual fixed base fee is $13.5 million and the incentive compensation provisions of the development management agreement remain unchanged through the second renewal term. The decrease in management services related party revenue was mainly attributable to a decrease in variable incentive compensation revenue recognized during the three months ended March 31, 2026. For the three months ended March 31, 2026 and 2025, we recognized $3.5 million and $9.2 million, respectively, attributable to variable incentive compensation, which reflects changes in the estimate of the amount of incentive compensation we expected to be entitled to receive and changes in constraints on the estimate.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses decreased by $1.0 million, or 31.0%, to $2.1 million for the three months ended March 31, 2026, from $3.1 million for the three months ended March 31, 2025. The decrease was mainly attributable to a decrease in intangible asset amortization expense recognized during the three months ended March 31, 2026.
Selling, general, and administrative. SG&A expenses decreased by $1.6 million, or 58.3%, to $1.2 million for the three months ended March 31, 2026, from $2.8 million for the three months ended March 31, 2025. The decrease was mainly attributable to a decrease in marketing expenses and property maintenance expenses.
Management fees—related party. Management fees decreased by $0.7 million to $7.1 million for the three months ended March 31, 2026, from $7.9 million for the three months ended March 31, 2025. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The decrease in management fees—related party was mainly attributable to changes in the estimate of the amount of incentive compensation fees probable of being paid that resulted in a cumulative adjustment recognized during the three months ended March 31, 2026 that was lower than the cumulative adjustment recognized during the three months ended March 31, 2025.

The table below reconciles the Great Park segment results to the equity in (loss) earnings from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Segment profit from operations	$1,941	$215,752
Less net income of management company attributed to the Great Park segment	4,745	9,490
Net (loss) income of the Great Park Venture	(2,804)	206,262
The Company’s share of net (loss) income of the Great Park Venture	(1,051)	77,348
Basis difference amortization, net	—	(6,494)
Equity in (loss) earnings from the Great Park Venture	$(1,051)	$70,854
Liquidity and Capital Resources
As of March 31, 2026, we had $332.6 million of consolidated cash and cash equivalents, compared to $425.5 million at December 31, 2025. As of March 31, 2026, no funds had been drawn on and no letters of credit were outstanding on the operating company’s $217.5 million unsecured revolving credit facility.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. Pursuant to a reimbursement deferral agreement, principal and interest payments under our related party reimbursement obligation were deferred through December 31, 2025, and during the three months ended March 31, 2026, the Company paid $40.1 million in principal and $6.2 million in accrued and current interest. Reimbursement payments may be further deferred when our related party receives an extension on the maturity date of the associated EB-5 loan liability. Our related party has a history of receiving maturity date extensions, however, further extensions are not within our control and there can be no assurance that any such extensions will be obtained in the future.
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
We had outstanding performance bonds of $347.6 million as of March 31, 2026 predominantly related to our Valencia community.
At March 31, 2026, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.9 million.
Outstanding LOCs totaled $1.0 million at both March 31, 2026 and December 31, 2025. At both March 31, 2026 and December 31, 2025, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of March 31, 2026, no capacity under the revolving credit facility was used to support LOCs.
Several of the funds that the Hearthstone Venture manages utilize financing arrangements to partially fund the acquisition of land. The debt is non-recourse to the Hearthstone Venture other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
We are a party to a tax receivable agreement (“TRA”) with current and former holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of certain tax attributes. We expect the TRA payments to be substantial. However, the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company or Class A units of the San Francisco Venture, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax. During the three months ended March 31, 2026, we made total payments of $0.7 million under the TRA. Additional TRA payments associated with California state taxes may become payable between 2027 and 2028 as a result of the passage in June 2024 of California Senate Bill 167, which, in part, suspends the usage of California net operating loss deductions for tax years 2024 through 2026. The majority of TRA payments, however, are not expected to begin for the next several years.
Summary of Cash Flows
The following table outlines the primary components of net cash (used in) provided by operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating activities	$(44,502)	$56,729
Investing activities	(281)	42,501
Financing activities	(48,197)	(1,776)
Cash Flows from Operating Activities. Net cash used in operating activities was $44.5 million for the three months ended March 31, 2026, compared to $56.7 million net cash provided by operating activities for the three months ended March 31, 2025. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and SG&A costs. During the three months ended March 31, 2026, we paid $6.2 million for accrued and current interest due under our related party reimbursement obligation.
During the three months ended March 31, 2026, we received total distributions of $2.8 million mostly from funds managed by the Hearthstone Venture, of which $0.9 million is reflected as a return on our investment (operating activity) in the statement of cash flows, with the balance reflected as an investing activity.
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
Cash Flows from Investing Activities. Net cash used in investing activities was $0.3 million for the three months ended March 31, 2026, compared to $42.5 million net cash provided by investing activities for the three months ended March 31, 2025.
During the three months ended March 31, 2026, we received total distributions of $2.8 million mostly from funds managed by the Hearthstone Venture, of which $1.9 million is reflected as a return of our investment (investing activity) in the statement of cash flows. During the three months ended March 31, 2026, we co-invested $2.1 million to funds managed by the Hearthstone Venture.
During the three months ended March 31, 2025, we received total distributions of $112.9 million from the Great Park Venture, of which $42.0 million is reflected as a return of our investment (investing activity) in the statement of cash flows with the balance reflected as an operating activity.
Cash Flows from Financing Activities. Net cash used in financing activities was $48.2 million for the three months ended March 31, 2026, compared to $1.8 million net cash used in financing activities for the three months ended March 31, 2025.
For the three months ended March 31, 2026 and 2025, we used $6.1 million and $1.8 million, respectively, to net settle share-based compensation awards with employees for tax withholding purposes. We also made payments of $40.1 million to reduce our related party reimbursement obligation and $0.7 million under our tax receivable agreement during the three months ended March 31, 2026.
Changes in Capital Structure
During the three months ended March 31, 2026, our 65.4% ownership percentage in the operating company increased slightly primarily due to 2.4 million restricted share units that were settled for Class A common shares, partially offset by our reacquisition of approximately 1.1 million of such Class A common shares from employees for income tax withholding purposes upon vesting. The issuances and settlements resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Class A units of the operating company:
Held by us	72,320,181	71,100,768
Held by noncontrolling interest members	38,226,137	38,226,137
	110,546,318	109,326,905
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	148,416,591	147,197,178
At March 31, 2026, we had 76,096,410 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed for, at our election, either our Class A common shares or cash.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2026 as compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
As of March 31, 2026, we had outstanding consolidated net indebtedness of $443.7 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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
ITEM 1A.     Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and results of operations. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3.     Defaults Upon Senior Securities
None
ITEM 4.    Mine Safety Disclosures
Not Applicable
ITEM 5.     Other Information
None

ITEM 6.     Exhibits

Exhibit	Exhibit Description

10.1
Form of Warrant to Purchase Class A Common Shares, dated February 6, 2026, issued by the Company to certain affiliates of Blue Owl Capital Inc. (Exhibit 4.1 to the Current Report on Form 8-K filed on February 10, 2026 is incorporated herein by this reference).

10.2#	Amended and Restated Five Point Holdings, LLC 2023 Incentive Award Plan (Exhibit 10.1 to the Registration Statement on Form S-8 filed on April 8, 2026 is incorporated herein by this reference).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#    Management contract or compensatory plan or arrangement
*    Filed herewith

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

Date: April 24, 2026