Form 10-Q
period 2026-09-30
Five Point Holdings, LLC
filed 2026-10-23
CIK 1574197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2026, 71,920,334 Class A common shares and 76,096,410 Class B common shares were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
INVENTORIES	$2,563,106	$2,443,279
INVESTMENT IN UNCONSOLIDATED ENTITIES	89,178	153,087
PROPERTIES AND EQUIPMENT, NET	29,140	29,264
INTANGIBLE ASSETS, NET—RELATED PARTY	14,562	17,250
GOODWILL	69,812	69,812
CASH AND CASH EQUIVALENTS	358,716	425,546
RESTRICTED CASH AND CERTIFICATES OF DEPOSIT	992	992
RELATED PARTY ASSETS	83,762	89,509
OTHER ASSETS	18,255	20,264
TOTAL	$3,227,523	$3,249,003

LIABILITIES AND CAPITAL
LIABILITIES:
Notes payable, net	$444,399	$443,348
Accounts payable and other liabilities	117,759	106,199
Related party liabilities	18,056	70,973
Deferred income tax liability, net	63,707	58,343
Payable pursuant to tax receivable agreement	181,088	181,544
Total liabilities	825,009	860,407

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)
REDEEMABLE NONCONTROLLING INTERESTS	69,927	70,155
CAPITAL:
Class A common shares; No par value; Issued and outstanding: September 30, 2026—71,920,334 shares; December 31, 2025—71,100,768 shares
Class B common shares; No par value; Issued and outstanding: September 30, 2026—76,096,410 shares; December 31, 2025—76,096,410 shares
Contributed capital	617,116	616,751
Retained earnings	234,097	228,043
Accumulated other comprehensive loss	(1,551)	(1,549)
Total members’ capital	849,662	843,245
Noncontrolling interests	1,482,925	1,475,196
Total capital	2,332,587	2,318,441
TOTAL	$3,227,523	$3,249,003

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Land sales	$—	$(12)	$(211)	$70
Land sales—related party	—	—	(1,211)	—
Management services—related party	13,932	12,826	41,628	32,336
Operating properties	683	674	1,892	1,712
Total revenues	14,615	13,488	42,098	34,118
COSTS AND EXPENSES:
Land sales	—	—	—	—
Management services	5,642	5,455	18,123	10,846
Operating properties	1,512	1,631	4,697	4,891
Selling, general, and administrative	12,537	14,294	41,580	44,645
Total costs and expenses	19,691	21,380	64,400	60,382
OTHER INCOME:
Interest income	2,796	4,484	8,722	13,501
Loss on debt extinguishment	—	(1,824)	—	(1,824)
Miscellaneous	69	8	713	804
Total other income	2,865	2,668	9,435	12,481
EQUITY IN (LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES	(2,183)	70,137	38,702	158,721
(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION)	(4,394)	64,913	25,835	144,938
INCOME TAX BENEFIT (PROVISION)	4	(9,199)	(5,261)	(20,062)
NET (LOSS) INCOME	(4,390)	55,714	20,574	124,876
LESS NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,810)	34,643	14,520	77,201
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(2,580)	$21,071	$6,054	$47,675

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS A SHARE
Basic	$(0.04)	$0.30	$0.08	$0.68
Diluted	$(0.04)	$0.28	$0.08	$0.65
WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING
Basic	71,783,254	69,796,339	71,813,460	69,692,349
Diluted	71,783,254	149,430,920	149,180,581	149,267,968
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY PER CLASS B SHARE
Basic and diluted	$(0.00)	$0.00	$0.00	$0.00
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING
Basic and diluted	76,096,410	79,233,544	76,096,410	79,233,544

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET (LOSS) INCOME	$(4,390)	$55,714	$20,574	$124,876
OTHER COMPREHENSIVE (LOSS) INCOME:
Reclassification of actuarial loss on defined benefit pension plan included in net (loss) income	(11)	19	3	44
Other comprehensive (loss) income before taxes	(11)	19	3	44
INCOME TAX BENEFIT (PROVISION) RELATED TO OTHER COMPREHENSIVE (LOSS) INCOME	2	(3)	1	(7)
OTHER COMPREHENSIVE (LOSS) INCOME—Net of tax	(9)	16	4	37
COMPREHENSIVE (LOSS) INCOME	(4,399)	55,730	20,578	124,913
LESS COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,814)	34,650	14,521	77,217
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(2,585)	$21,080	$6,057	$47,696

See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - June 30, 2026	71,783,254	76,096,410	$613,863	$236,677	$(1,545)	$848,995	$1,486,390	$2,335,385
Net loss(1)	—	—	—	(2,580)	—	(2,580)	(2,746)	(5,326)
Share-based compensation	—	—	2,240	—	—	2,240	—	2,240
Issuance of share-based compensation awards	137,080	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $2	—	—	—	—	(5)	(5)	(4)	(9)
Adjustment to liability recognized under tax receivable agreement—net of tax of $115	—	—	297	—	—	297	—	297
Adjustment of noncontrolling interest in the Operating Company	—	—	716	—	(1)	715	(715)	—
BALANCE - September 30, 2026	71,920,334	76,096,410	$617,116	$234,097	$(1,551)	$849,662	$1,482,925	$2,332,587

BALANCE - June 30, 2025	69,861,335	79,233,544	$597,170	$183,681	$(1,459)	$779,392	$1,445,740	$2,225,132
Net income(1)	—	—	—	21,071	—	21,071	34,293	55,364
Share-based compensation	—	—	2,571	—	—	2,571	—	2,571
Other comprehensive income—net of tax of $3	—	—	—	—	9	9	7	16
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(3,101)	(3,101)
BALANCE - September 30, 2025	69,861,335	79,233,544	$599,741	$204,752	$(1,450)	$803,043	$1,476,939	$2,279,982
(1) Total net (loss) income excludes net income of $0.9 million and $0.4 million attributable to redeemable noncontrolling interests for the three months ended September 30, 2026 and 2025, respectively (see Note 6).
See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share amounts)
(Unaudited)

	Class A Common Shares	Class B Common Shares	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Capital	Noncontrolling Interests	Total Capital
BALANCE - December 31, 2025	71,100,768	76,096,410	$616,751	$228,043	$(1,549)	$843,245	$1,475,196	$2,318,441
Net income(1)	—	—	—	6,054	—	6,054	12,005	18,059
Share-based compensation	—	—	6,112	—	—	6,112	—	6,112
Reacquisition of share-based compensation awards for tax-withholding purposes	(1,238,730)	—	(6,541)	—	—	(6,541)	—	(6,541)
Issuance of share-based compensation awards	137,080	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	2,544,648	—	—	—	—	—	—	—
Repurchases of Class A common shares	(623,432)	—	(3,091)	—	—	(3,091)	—	(3,091)
Other comprehensive income—net of tax of $1	—	—	—	—	3	3	1	4
Adjustment to liability recognized under tax receivable agreement—net of tax of $127	—	—	(397)	—	—	(397)	—	(397)
Adjustment of noncontrolling interest in the Operating Company	—	—	4,282	—	(5)	4,277	(4,277)	—
BALANCE - September 30, 2026	71,920,334	76,096,410	$617,116	$234,097	$(1,551)	$849,662	$1,482,925	$2,332,587

BALANCE - December 31, 2024	69,369,234	79,233,544	$593,827	$157,077	$(1,468)	$749,436	$1,405,661	$2,155,097
Net income(1)	—	—	—	47,675	—	47,675	76,851	124,526
Share-based compensation	—	—	5,505	—	—	5,505	—	5,505
Reacquisition of share-based compensation awards for tax-withholding purposes	(329,840)	—	(1,776)	—	—	(1,776)	—	(1,776)
Issuance of share-based compensation awards	129,085	—	—	—	—	—	—	—
Settlement of restricted share units for Class A common shares	692,856	—	—	—	—	—	—	—
Other comprehensive income—net of tax of $7	—	—	—	—	21	21	16	37
Tax distributions to noncontrolling interests	—	—	—	—	—	—	(3,101)	(3,101)
Adjustment to liability recognized under tax receivable agreement—net of tax of $119	—	—	(306)	—	—	(306)	—	(306)
Adjustment of noncontrolling interest in the Operating Company	—	—	2,491	—	(3)	2,488	(2,488)	—
BALANCE - September 30, 2025	69,861,335	79,233,544	$599,741	$204,752	$(1,450)	$803,043	$1,476,939	$2,279,982
(1) Total net income excludes net income of $2.5 million and $0.4 million attributable to redeemable noncontrolling interests for the nine months ended September 30, 2026 and 2025, respectively (see Note 6).
See accompanying notes to unaudited condensed consolidated financial statements.

FIVE POINT HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,574	$124,876
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings from unconsolidated entities	(38,702)	(158,721)
Return on investment from Great Park Venture	35,956	151,994
Return on investment from Gateway Commercial Venture	661	—
Return on investment from other equity method investments	2,102	317
Deferred income taxes	5,236	16,166
Depreciation and amortization	5,401	5,261
Share-based compensation	6,112	5,505
Loss on debt extinguishment	—	1,824
Changes in operating assets and liabilities:
Inventories	(118,286)	(147,423)
Related party assets	5,747	34,129
Other assets	(853)	896
Accounts payable and other liabilities	11,991	(11,187)
Related party liabilities	(9,301)	1,885
Net cash (used in) provided by operating activities	(73,362)	25,522
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of investment from Great Park Venture	30,230	41,998
Return of investment from Gateway Commercial Venture	32,792	—
Return of investment from other equity method investments	7,248	2,230
Contributions to unconsolidated entities	(6,406)	(4,874)
Acquisition of Hearthstone Venture, net of cash acquired	—	(55,145)
Purchase of properties and equipment	(217)	(98)
Net cash provided by (used in) investing activities	63,647	(15,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes offering	—	450,000
Payment of financing costs	(400)	(5,964)
Related party reimbursement obligation	(43,616)	—
Reacquisition of share-based compensation awards for tax-withholding purposes	(6,541)	(1,776)
Repayments of notes payable	—	(528,475)
Tax distributions to noncontrolling interests	—	(3,101)
Repurchases of Class A common shares	(3,091)	—
Payment under tax receivable agreement	(724)	—
Distributions to redeemable noncontrolling interests	(2,743)	(65)
Net cash used in financing activities	(57,115)	(89,381)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(66,830)	(79,748)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	426,538	431,867
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$359,708	$352,119
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
The Company has an entity structure in which the Company’s two largest equity owners, Lennar Corporation (“Lennar”) and GFFP Holdings, LLC (“GFFP”), separately hold, in addition to interests in the Company’s common shares, equity interests in both the Operating Company and the San Francisco Venture that can be exchanged for, at the Company’s option, either the Company’s Class A common shares or cash. The diagram below presents a simplified depiction of the Company’s organizational structure as of September 30, 2026:
(1) A wholly owned subsidiary of the Holding Company serves as the sole managing general partner of the Operating Company. As of September 30, 2026, the Company owned approximately 65.3% of the outstanding Class A Common Units of the Operating Company. After a one year holding period, a holder of Class A Common Units of the Operating Company can exchange the units for, at the Company’s option, either Class A common shares of the Holding Company, on a one-for-one basis, or cash equal to the fair market value of such shares. Until Class A Common Units of the Operating Company are exchanged or redeemed, the capital associated with Class A Common Units of the Operating Company not held by the Holding Company is presented within “noncontrolling interests” on the Company’s condensed consolidated balance sheet. Assuming the exchange of all other outstanding Class A Common Units of the Operating Company and all outstanding Class A units of the San Francisco Venture (see (2) below), that are not held by the Company, based on the closing price of the Company’s Class A common shares on October 16, 2026 ($4.35), the equity market capitalization of the Company was approximately $644.0 million.
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
Unaudited interim financial information—The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results and cash flows that may be expected for the full year.
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

Miscellaneous other income—Miscellaneous other income consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net periodic pension benefit	$69	$8	$140	$50
Other	—	—	573	754
Total miscellaneous other income	$69	$8	$713	$804
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
Goodwill primarily represents the value of expected operational synergies, enhanced scale and market presence, the assembled workforce, and other intangible benefits expected to be realized from integrating the Hearthstone Venture platform with the Company’s existing operations. The Company expects $39.8 million, the portion of goodwill attributable to its ownership interest, will be deductible for tax purposes. All of the goodwill was assigned to the Hearthstone segment. At September 30, 2026, the carrying value of goodwill was $69.8 million.
Unaudited Pro Forma
The following table presents the Company’s unaudited pro forma consolidated revenues and net income for the three and nine months ended September 30, 2025 as if the Hearthstone Venture acquisition had occurred on January 1, 2024 (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenues	$15,036	$44,942
Net income	$57,788	$129,035
These amounts have been calculated after applying the Company’s accounting policies, including acquisition costs in the earnings of the earliest period and adjusting the results of the Hearthstone Venture to reflect amortization for intangible assets and tax effects.

4.    REVENUES
The following tables present the Company’s consolidated revenues disaggregated by revenue source and reporting segment (in thousands):

	Three Months Ended September 30, 2026					Nine Months Ended September 30, 2026
	Valencia	San Francisco	Great Park(1)	Hearthstone	Total	Valencia	San Francisco	Great Park(1)	Hearthstone	Total
Land sales and land sales—related party	$—	$—	$—	$—	$—	$(1,422)	$—	$—	$—	$(1,422)
Management services—related party	—	—	7,410	6,522	13,932	—	—	23,398	18,230	41,628
Operating properties	166	—	—	—	166	378	—	—	—	378
	166	—	7,410	6,522	14,098	(1,044)	—	23,398	18,230	40,584
Operating properties leasing revenues	327	190	—	—	517	967	547	—	—	1,514
	$493	$190	$7,410	$6,522	$14,615	$(77)	$547	$23,398	$18,230	$42,098

	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025
	Valencia	San Francisco	Great Park(1)	Hearthstone	Total	Valencia	San Francisco	Great Park(1)	Hearthstone	Total
Land sales and land sales—related party	$(12)	$—	$—	$—	$(12)	$70	$—	$—	$—	$70
Management services—related party	—	—	9,432	3,394	12,826	—	—	28,942	3,394	32,336
Operating properties	145	—	—	—	145	331	—	—	—	331
	133	—	9,432	3,394	12,959	401	—	28,942	3,394	32,737
Operating properties leasing revenues	353	176	—	—	529	859	522	—	—	1,381
	$486	$176	$9,432	$3,394	$13,488	$1,260	$522	$28,942	$3,394	$34,118
(1) The tables above do not include revenues of the Great Park Venture, which are included in the Company’s reporting segment totals (see Notes 5 and 14).
The opening and closing balances of the Company’s contract assets for the nine months ended September 30, 2026 were $89.7 million ($87.5 million related party, see Note 9) and $82.1 million ($81.4 million related party, see Note 9), respectively. The net decrease of $7.6 million for the nine months ended September 30, 2026 between the opening and closing balances of the Company’s contract assets primarily resulted from the receipt of $13.4 million in incentive compensation payments from the Great Park Venture partially offset by (i) additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the Company’s amended and restated development management agreement with the Great Park Venture (“A&R DMA”) and (ii) performance fee revenue recognized by the Hearthstone Venture prior to payments due (see Note 9).
The Company received an additional $4.5 million in incentive compensation payments from the Great Park Venture related to the second renewal term during the nine months ended September 30, 2026 (see Note 9). At September 30, 2026 and December 31, 2025, the Company had a $2.7 million and $5.1 million contract liability, respectively, for incentive compensation payments received under the A&R DMA that were received prior to the satisfaction of the associated performance obligation. The contract liability is included in related party liabilities on the accompanying condensed consolidated balance sheets.
The opening and closing balances of the Company’s contract assets for the nine months ended September 30, 2025 were $101.8 million ($100.8 million related party, see Note 9) and $76.2 million ($75.5 million related party, see Note 9), respectively. The net decrease of $25.6 million for the nine months ended September 30, 2025 between the opening and closing balances of the Company’s contract assets primarily resulted from the receipt of $52.3 million in incentive compensation payments from the Great Park Venture partially offset by (i) additional incentive compensation revenue recognized during the period that resulted from changes in the estimated constrained transaction price of the A&R DMA with the Great Park Venture (see Note 9) and (ii) $8.9 million primarily recognized as part of the Hearthstone Venture’s acquisition (see Note 3).
Other than the incentive compensation contract liability, the opening and closing balances of the Company’s other receivables from contracts with customers and contract liabilities for the nine months ended September 30, 2026 and 2025 were insignificant.

5.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Great Park Venture
The Operating Company owned 37.5% of the Great Park Venture’s percentage interests as of September 30, 2026. During the nine months ended September 30, 2026 and 2025, the Great Park Venture made aggregate distributions of $176.5 million and $517.3 million, respectively, to holders of percentage interests, of which the Company received $66.2 million and $194.0 million, respectively, for its 37.5% percentage interest.
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
During the nine months ended September 30, 2026, the Great Park Venture recognized no land sale revenues to related parties of the Company and $165.8 million in land sale revenues to third parties.
During the nine months ended September 30, 2025, the Great Park Venture recognized no land sale revenues to related parties of the Company and $630.7 million in land sale revenues to third parties, of which $224.9 million relates to homesites sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire these homesites in the future from the land bank entity.
The following table summarizes the statements of operations of the Great Park Venture for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Land sale and related party land sale revenues	$165,784	$630,717
Cost of land sales	(37,622)	(151,121)
Other costs and expenses	(23,814)	(23,305)
Net income of Great Park Venture	$104,348	$456,291
The Company’s share of net income	$39,131	$171,109
Basis difference amortization, net	(3,175)	(14,015)
Equity in earnings from Great Park Venture	$35,956	$157,094
The following table summarizes the balance sheet data of the Great Park Venture and the Company’s investment balance as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Inventories	$149,643	$153,117
Cash and cash equivalents	128,471	187,574
Contract assets, receivables and other assets, net	22,491	28,090
Total assets	$300,605	$368,781
Accounts payable and other liabilities	$179,904	$175,935
Capital (percentage interest)	120,701	192,846
Total liabilities and capital	$300,605	$368,781
The Company’s share of capital in Great Park Venture	$45,263	$72,318
Unamortized basis difference	25,460	28,635
The Company’s investment in the Great Park Venture	$70,723	$100,953

Gateway Commercial Venture
The Company owned a 75% interest in the Gateway Commercial Venture as of September 30, 2026. The Gateway Commercial Venture is governed by an executive committee in which the Company is entitled to appoint two individuals. One of the other members of the Gateway Commercial Venture is also entitled to appoint two individuals to the executive committee. The unanimous approval of the executive committee is required for certain matters, which limits the Company’s ability to control the Gateway Commercial Venture, however, the Company is able to exercise significant influence and therefore accounts for its investment in the Gateway Commercial Venture using the equity method. The Company is the manager of the Gateway Commercial Venture, with responsibility to manage and administer its day-to-day affairs.
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
The Company had no investment balance in the Gateway Commercial Venture at September 30, 2026, and the Company’s investment balance in the Gateway Commercial Venture was $32.8 million at December 31, 2025. The Company’s equity in earnings for the nine months ended September 30, 2026 and 2025 was $0.7 million and $1.0 million, respectively, resulting from interest income on the previously outstanding note.
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
At September 30, 2026 and December 31, 2025, the Hearthstone Venture’s investments in the Hearthstone Funds were $18.4 million and $18.9 million, respectively, and it recognized $1.5 million and $0.2 million in equity in earnings for the nine months ended September 30, 2026 and 2025, respectively.
6.    NONCONTROLLING INTERESTS
The Operating Company
The Holding Company’s wholly owned subsidiary is the managing general partner of the Operating Company, and at September 30, 2026, the Holding Company and its wholly owned subsidiary owned approximately 65.3% of the outstanding Class A Common Units and 100% of the outstanding Class B Common Units of the Operating Company. The Holding Company consolidates the financial results of the Operating Company and its subsidiaries and records a noncontrolling interest for the remaining 34.7% of the outstanding Class A Common Units of the Operating Company that are owned separately by affiliates of Lennar and GFFP.
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
Tax distributions to the partners of the Operating Company for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Former management partner	$—	$448	$—	$448
Other partners (excluding the Holding Company)	—	2,653	—	2,653
Total tax distributions	$—	$3,101	$—	$3,101
Generally, tax distributions are treated as advance distributions under the LPA and are taken into account when determining the amounts otherwise distributable or as an adjustment to the shares issuable upon an exchange of Class A Common Units under the LPA.
During the nine months ended September 30, 2026, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan and repurchases of the Company’s Class A common shares. During the nine months ended September 30, 2025, the Holding Company’s ownership interest in the Operating Company changed as a result of net equity transactions related to the Company’s share-based compensation plan.
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
Redeemable Noncontrolling Interest (San Francisco Class C units)
In 2019, the San Francisco Venture issued 25.0 million Class C units to an affiliate of Lennar in exchange for a contribution of $25.0 million to the San Francisco Venture. Provided that Lennar completes the construction of a certain number of new homes in Candlestick as contemplated under purchase and sale agreements with the Company, the San Francisco Venture is required to redeem the Class C units if and when the Company receives reimbursements from the Mello-Roos community facilities district formed for the development, in an aggregate amount equal to 50% of any reimbursements received up to a maximum amount of $25.0 million. The San Francisco Venture also maintains the ability to redeem the then outstanding balance of Class C units for cash at any time. Upon a liquidation of the San Francisco Venture, the holders of Class C units are entitled to a liquidation preference. The maximum amount payable by the San Francisco Venture pursuant to redemptions or liquidation of the Class C units is $25.0 million. The holders of Class C units are not entitled to receive any other forms of distributions and are not entitled to any voting rights. In connection with the issuance of the Class C units, the San Francisco Venture agreed to spend $25.0 million on the development of infrastructure and/or parking facilities at the Company’s Candlestick development. At each of September 30, 2026 and December 31, 2025, $25.0 million of Class C units were outstanding and included in redeemable noncontrolling interests on the condensed consolidated balance sheets.
Redeemable Noncontrolling Interest (Hearthstone Venture)
Interests in the Hearthstone Venture include Class A units and Class B units of HRH. The Class A units represent common equity interests that participate in profits and losses proportionately, while the Class B units represent a separate class of nonvoting preferred interests. The Class B units have a stated value of $1,000 per unit and accrue a preferred return at a rate equal to 10% per annum or less, as defined in HRH’s operating agreement. The Class B interests are entitled to receive distributions of unpaid preferred return and capital prior to any distributions to the Class A unit members. At September 30, 2026, the Company held 75% of the outstanding Class A units. Other members of HRH held the remaining 25% of the outstanding Class A units and 9,847 Class B units representing 100% of the outstanding Class B units. In the event HRH calls capital, the portion attributable to the Class A units held by the other members will be satisfied by automatic conversion of Class B units into Class A units at a value of $1,000 per Class B unit, until all Class B units are fully converted.
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
The carrying amount of the Hearthstone Venture redeemable noncontrolling interests changed as follows for the three and nine months ended September 30, 2026 and from July 31, 2025, the Acquisition Date, through September 30, 2025 (in thousands):

	HRH Class A Unit Noncontrolling Interests	HRH Class B Unit Noncontrolling Interests	Hearthstone Professional Entities Noncontrolling Interests	Total Hearthstone Venture Redeemable Noncontrolling Interests
BALANCE - June 30, 2026	$22,373	$10,094	$12,453	$44,920
Hearthstone Venture net income allocation	683	253	—	936
Distributions and redemptions	(450)	(248)	(231)	(929)
BALANCE - September 30, 2026	$22,606	$10,099	$12,222	$44,927

	HRH Class A Unit Noncontrolling Interests	HRH Class B Unit Noncontrolling Interests	Hearthstone Professional Entities Noncontrolling Interests	Total Hearthstone Venture Redeemable Noncontrolling Interests
BALANCE - December 31, 2025	$21,645	$10,739	$12,771	$45,155
Hearthstone Venture net income allocation	1,761	754	—	2,515
Class B unit conversions	625	(625)	—	—
Distributions and redemptions	(1,425)	(769)	(549)	(2,743)
BALANCE - September 30, 2026	$22,606	$10,099	$12,222	$44,927

	HRH Class A Unit Noncontrolling Interests	HRH Class B Unit Noncontrolling Interests	Hearthstone Professional Entities Noncontrolling Interests	Total Hearthstone Venture Redeemable Noncontrolling Interests
BALANCE - July 31, 2025	$19,188	$12,072	$12,982	$44,242
Hearthstone Venture net income allocation	162	188	—	350
Class B unit conversions	1,600	(1,600)	—	—
Distributions and redemptions	—	—	(65)	(65)
BALANCE - September 30, 2025	$20,950	$10,660	$12,917	$44,527
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
As of September 30, 2026, the San Francisco Venture had total combined assets of $1.51 billion, primarily comprised of $1.51 billion of inventories, and total combined liabilities of $22.6 million, including $15.1 million in related party liabilities.
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
As of September 30, 2026, FP LP and FPL had total combined assets of $1.2 billion, primarily comprised of $1.1 billion of inventories, $3.2 million of intangibles and $69.9 million in related party assets, and total combined liabilities of $62.0 million, including $59.3 million in accounts payable and other liabilities and $2.7 million in related party liabilities.
As of December 31, 2025, FP LP and FPL had total combined assets of $1.1 billion, primarily comprised of $963.7 million of inventories, $4.4 million of intangibles and $77.2 million in related party assets, and total combined liabilities of $60.7 million, including $54.7 million in accounts payable and other liabilities and $6.0 million in related party liabilities.
The Hearthstone Professional Entities are VIEs, as the other members of such entities, either individually or as a group, are not able to exercise kick-out rights and do not hold substantive participating rights. HRH is the primary beneficiary of the Hearthstone Professional Entities. As of September 30, 2026 and December 31, 2025, the total combined assets of the Hearthstone Professional Entities were $33.2 million and $33.0 million, respectively, which primarily comprised of investments in the Hearthstone Funds, and total combined liabilities were $0.3 million and $0.3 million, respectively.
The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis. During the nine months ended September 30, 2026 and 2025, there were no VIEs that were deconsolidated.

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
The carrying amount and accumulated amortization of the intangible assets as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Hearthstone intangible assets	$13,672	$(2,279)	$11,393	$13,672	$(814)	$12,858
Great Park A&R DMA incentive compensation	129,705	(126,536)	3,169	129,705	(125,313)	4,392
	$143,377	$(128,815)	$14,562	$143,377	$(126,127)	$17,250
Intangible asset amortization expense, as a result of revenue recognition attributable to incentive compensation provisions of the A&R DMA, was $0.3 million and $1.2 million for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 30, 2025, respectively. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Great Park segment.
Intangible asset amortization expense for the Hearthstone Venture intangible assets was $0.5 million and $1.5 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million for each of the three and nine months ended September 30, 2025. Amortization expense is included in the cost of management services in the accompanying condensed consolidated statements of operations and is included in the Hearthstone segment.

9.     RELATED PARTY TRANSACTIONS
Related party assets and liabilities included in the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Related Party Assets:
Contract assets (see Note 4)	$81,396	$87,534
Other	2,366	1,975
	$83,762	$89,509
Related Party Liabilities:
Reimbursement obligation	$15,092	$64,736
Other	2,964	6,237
	$18,056	$70,973
Development Management Agreement with the Great Park Venture (Incentive Compensation Contract Asset)
In 2010, the Great Park Venture, the Company’s equity method investee, engaged the Management Company under a development management agreement to provide management services to the Great Park Venture. The compensation structure in place consists of a base fee and incentive compensation. Incentive compensation is 9% of distributions available to be made by the Great Park Venture to its percentage interest holders. In December 2022, the Company and the Great Park Venture entered into a second amendment to the A&R DMA establishing the terms of service through December 31, 2024 (the “First Renewal Term”). In September 2024, the Company and the Great Park Venture entered into a third amendment to the A&R DMA. Under the third amendment, the term of the A&R DMA was renewed through December 31, 2026 (the “Second Renewal Term”). In September 2026, the Company and the Great Park Venture entered into a fourth amendment to the A&R DMA. Under the fourth amendment, the term of the A&R DMA was renewed through December 31, 2028 (the “Third Renewal Term”). The compensation payable to the Company during the Third Renewal Term includes a $13.5 million annual fixed base fee, which is paid monthly and reflects no change from the annual fixed base fee under the Second Renewal Term, and incentive compensation payments. The incentive compensation provisions of the A&R DMA were not changed pursuant to the fourth amendment. If the A&R DMA is not extended by mutual agreement of the parties beyond December 31, 2028 and the Company is no longer providing management services subsequent to December 31, 2028, the Company will be entitled to 6.75% of distributions paid thereafter.
During the nine months ended September 30, 2026 and 2025, the Great Park Venture made incentive compensation payments of $17.8 million and $52.3 million, respectively, to the Company.
The Company recognized revenue from management services of $7.4 million and $23.4 million for the three and nine months ended September 30, 2026, respectively, and $9.4 million and $28.9 million for the three and nine months ended September 30, 2025, respectively, related to management fees under the A&R DMA, and such revenues are included in management services—related party in the accompanying condensed consolidated statements of operations and are included in the Great Park segment. At September 30, 2026 and December 31, 2025, included in contract assets in the table above is $69.3 million and $76.3 million, respectively, attributed to incentive compensation revenue recognized but not yet due (see Note 4), and included in other related party liabilities is $2.7 million and $5.1 million, respectively, attributed to payments received for incentive compensation revenue not yet recognized (see Note 4).
Operating Agreements with Hearthstone Funds (Performance Fee Contract Asset)
The Hearthstone Venture manages the operations and assets of the Hearthstone Funds and is entitled to receive asset management fees and in some cases performance fees from those funds upon the achievement of certain performance hurdles. During the three and nine months ended September 30, 2026, the Hearthstone Venture recognized performance fee revenue of $1.2 million and $2.9 million, respectively, and $0.6 million for each of the three and nine months ended September 30, 2025. At September 30, 2026 and December 31, 2025, included in contract assets in the table above is $11.5 million and $10.4 million, respectively, attributed to performance fee revenue recognized but not yet due (see Notes 3 and 4).
Reimbursement Obligation
The San Francisco Venture has entered into reimbursement agreements for which it has agreed to reimburse an affiliate of Lennar for a portion of the EB-5 loan liabilities and related interest that were assumed by an affiliate of Lennar in connection with the Formation Transactions.
Pursuant to a reimbursement deferral agreement with an affiliate of Lennar, principal and interest payments under the related party reimbursement obligation were deferred from October 2023 through December 31, 2025. During the nine months ended September 30, 2026, the Company paid $43.6 million in principal and $6.6 million in accrued and current interest.

10.    NOTES PAYABLE, NET
At September 30, 2026 and December 31, 2025, notes payable, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
8.000% Senior Notes due 2030	$450,000	$450,000
Unamortized debt issuance costs	(5,601)	(6,652)
	$444,399	$443,348
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
Revolving Credit Facility
The Operating Company has a $217.5 million unsecured revolving credit facility that matures in July 2029. Any borrowings under the revolving credit agreement will bear interest at CME Term Secured Overnight Financing Rate 1 Month plus a margin of either 2.25% or 2.50% based on the Company’s leverage ratio. The revolving credit facility may be further extended to July 2030, subject to the satisfaction of certain conditions, including the approval of the administrative agent and lenders. As of September 30, 2026, no borrowings or letters of credit were outstanding on the Operating Company’s revolving credit facility.
11.    TAX RECEIVABLE AGREEMENT
The Company is a party to a TRA with all of the holders of Class A Common Units of the Operating Company, all the holders of Class A units of the San Francisco Venture, and prior holders of Class A Common Units of the Operating Company and prior holders of Class A units of the San Francisco Venture that have exchanged their holdings for Class A common shares (as parties to the TRA, the “TRA Parties”). At September 30, 2026 and December 31, 2025, the Company’s condensed consolidated balance sheets included liabilities of $181.1 million and $181.5 million, respectively, for payments expected to be made under certain components of the TRA which the Company deems to be probable and estimable. TRA payments totaling $0.7 million were made during the nine months ended September 30, 2026. No TRA payments were made during the nine months ended September 30, 2025.
12.    COMMITMENTS AND CONTINGENCIES
The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, which the Company does in the routine conduct of its business. The operations of the Company are conducted through the Operating Company and its subsidiaries, and in some cases, the Holding Company will guarantee the payment by or performance of the Operating Company or its subsidiaries. The Company has operating leases for its corporate office and other facilities and the Holding Company is a guarantor to some of these lease agreements. Operating lease right-of-use assets are included in other assets and operating lease liabilities are included in accounts payable and other liabilities on the condensed consolidated balance sheets and were as follows as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$8,836	$11,343
Operating lease liabilities	$7,900	$9,989
Performance and Completion Bonding Agreements
In the ordinary course of business and as a part of the entitlement and development process, the Company is required to provide performance bonds to ensure completion of certain of the Company’s development obligations. The Company had outstanding performance bonds of $451.4 million and $344.9 million as of September 30, 2026 and December 31, 2025, respectively.

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
At each of September 30, 2026 and December 31, 2025, the San Francisco Venture had outstanding guarantees benefiting the San Francisco Agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.9 million.
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
Letters of Credit
At each of September 30, 2026 and December 31, 2025, the Company had outstanding letters of credit totaling $1.0 million. These letters of credit were issued to secure various development and financial obligations. At each of September 30, 2026 and December 31, 2025, the Company had restricted cash and certificates of deposit of $1.0 million pledged as collateral under certain of the letters of credit agreements.
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

13.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, all of which was capitalized to inventories	$25,192	$47,392
Cash paid for income taxes	$—	$3,904
Noncash lease expense	$2,507	$2,197

NONCASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to liability recognized under TRA	$270	$425
Accrued financing costs	$—	$1,174
Accrued Hearthstone Venture acquisition consideration	$—	$162
Noncash lease expense is included within the depreciation and amortization adjustment to net income on the Company’s condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$358,716	$351,127
Restricted cash and certificates of deposit	992	992
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$359,708	$352,119
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
• Great Park—includes the Great Park Neighborhoods being developed adjacent to and around the Orange County Great Park, a metropolitan park under construction in Orange County, California. This segment also includes management services provided by the Management Company to the Great Park Venture, the owner of the Great Park Neighborhoods. As of September 30, 2026, the Company had a 37.5% percentage interest in the Great Park Venture and accounted for the investment under the equity method. The reported segment information for the Great Park segment includes the results of 100% of the Great Park Venture at the historical basis of the venture, which did not apply push down accounting at acquisition date. The Great Park segment derives revenues at the Great Park Neighborhoods from sales of residential and commercial land sites to homebuilders, commercial developers and commercial buyers and management services provided by the Company to the Great Park Venture.
• Hearthstone—includes the Hearthstone Venture residential asset management platform focused on managing residential land banking programs across multiple U.S. markets. The Hearthstone segment derives revenues from management fees.

Segment operating results and reconciliations to the Company’s consolidated balances for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30, 2026
	Valencia	San Francisco	Great Park	Hearthstone	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$493	$190	$7,916	$6,522	$15,121	$(506)	$—	$—	$14,615
Less:
Cost of land sales	—	—	—	—	—	—	—	—	—
Management services	—	—	1,618	4,024	5,642	—	—	—	5,642
Selling, general, and administrative	1,680	1,121	2,043	—	4,844	(2,043)	—	9,736	12,537
Management fees-related party	—	—	7,519	—	7,519	(7,519)	—	—	—
Other segment items(3)	1,424	—	(1,967)	(489)	(1,032)	1,967	2,658	(2,767)	826
Segment profit (loss) / Net income (loss)	(2,611)	(931)	(1,297)	2,987	(1,852)	7,089	(2,658)	(6,969)	(4,390)
Other segment disclosures:
Depreciation and amortization	13	—	338	488	839	—	—	56	895
Interest income	—	—	1,967	33	2,000	(1,967)	—	2,763	2,796
Expenditures for long-lived assets, net(4)	27,386	11,407	16,116	—	54,909	(16,116)	—	—	38,793
(1) Represents the removal of the Great Park Venture operating results, which are included in the Great Park segment operating results at 100% of its historical basis, but are not included in the Company’s consolidated results as the Company accounts for its investment in the venture using the equity method of accounting.
(2) Corporate and unallocated activity is primarily comprised of corporate general and administrative expenses, interest income and income tax benefit.
(3) Other segment items for each reportable segment include:
• Valencia—operating properties expenses, pension costs and equity in earnings from unconsolidated entities.
• Great Park—interest income.
• Hearthstone—interest income and equity in earnings from Hearthstone Funds.
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the three months ended September 30, 2026, Valencia’s net expenditures include $9.4 million, San Francisco’s net expenditures include $0.6 million and Great Park Venture’s net expenditures include $14.3 million in inventory cost reimbursements and recoveries received.

	Three Months Ended September 30, 2025
	Valencia	San Francisco	Great Park	Hearthstone	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$486	$176	$282,504	$3,394	$286,560	$(273,072)	$—	$—	$13,488
Less:								—
Cost of land sales	—	—	64,883	—	64,883	(64,883)	—	—	—
Management services	—	—	2,714	2,741	5,455	—	—	—	5,455
Selling, general, and administrative	2,230	1,156	2,532	—	5,918	(2,532)	—	10,908	14,294
Management fees-related party	—	—	6,138	—	6,138	(6,138)	—	—	—
Other segment items(3)	1,623	(3)	(2,115)	(181)	(676)	2,115	(69,548)	6,134	(61,975)
Segment profit (loss) / Net income (loss)	(3,367)	(977)	208,352	834	204,842	(201,634)	69,548	(17,042)	55,714
Other segment disclosures:
Depreciation and amortization	13	—	813	326	1,152	—	—	56	1,208
Interest income	—	3	2,115	7	2,125	(2,115)	—	4,474	4,484
Expenditures for long-lived assets, net(4)	33,174	14,582	26,970	—	74,726	(26,970)	—	—	47,756
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

	Nine Months Ended September 30, 2026
	Valencia	San Francisco	Great Park	Hearthstone	Total reportable segments	Removal of Great Park Venture(1)	Add investment in Great Park Venture	Corporate and unallocated(2)	Total Consolidated
Revenues	$(77)	$547	$189,182	$18,230	$207,882	$(165,784)	$—	$—	$42,098
Less:
Cost of land sales	—	—	37,622	—	37,622	(37,622)	—	—	—
Management services	—	—	6,080	12,043	18,123	—	—	—	18,123
Selling, general, and administrative	6,532	4,108	5,605	—	16,245	(5,605)	—	30,940	41,580
Management fees-related party	—	—	23,665	—	23,665	(23,665)	—	—	—
Other segment items(3)	3,446	(2)	(5,456)	(1,613)	(3,625)	5,456	(35,956)	(4,054)	(38,179)
Segment profit (loss) / Net income (loss)	(10,055)	(3,559)	121,666	7,800	115,852	(104,348)	35,956	(26,886)	20,574
Other segment disclosures:
Depreciation and amortization	38	—	1,223	1,465	2,726	—	—	168	2,894
Interest income	—	2	5,456	66	5,524	(5,456)	—	8,654	8,722
Expenditures for long-lived assets(4)	86,989	33,050	33,961	—	154,000	(33,961)	—	6	120,045
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
(4) Expenditures for long-lived assets are net of inventory cost reimbursements and other inventory cost recoveries and include noncash project accruals and capitalized interest. For the nine months ended September 30, 2026, Valencia’s net expenditures include $10.8 million, San Francisco’s net expenditures include $1.1 million and Great Park Venture’s net expenditures include $32.6 million in inventory cost reimbursements and recoveries received.

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

Segment assets and reconciliations to the Company’s consolidated balances at September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026		December 31, 2025
	Segment assets	Inventory assets	Segment assets	Inventory assets
Valencia	$1,085,665	$1,050,439	$1,000,295	$963,661
San Francisco	1,513,780	1,512,667	1,479,713	1,479,618
Great Park	373,250	149,643	449,637	153,117
Hearthstone	128,874	—	122,081	—
Total reportable segments	3,101,569	2,712,749	3,051,726	2,596,396
Removal of Great Park Venture(1)	(300,605)	(149,643)	(368,781)	(153,117)
Add investment in Great Park Venture	70,723	—	100,953	—
Corporate and unallocated(2)	355,836	—	465,105	—
Total Consolidated	$3,227,523	$2,563,106	$3,249,003	$2,443,279
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
The following table summarizes share-based equity compensation activity for the nine months ended September 30, 2026:

	Share-Based Awards (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2026	8,614	$2.52
Granted	2,554	$4.09
Forfeited	(496)	$1.84
Vested	(2,545)	$2.31
Nonvested at September 30, 2026	8,127	$3.14
Share-based compensation expense was $2.2 million and $6.1 million for the three and nine months ended September 30, 2026, respectively, and $2.6 million and $5.5 million for the three and nine months ended September 30, 2025, respectively. Share-based compensation expense is included in selling, general, and administrative expenses on the accompanying condensed consolidated statements of operations.
The estimated fair value at vesting of share-based awards that vested during the nine months ended September 30, 2026 was $13.5 million. During the nine months ended September 30, 2026 and 2025, the Company reacquired vested restricted Class A common shares for $6.5 million and $1.8 million, respectively, for the purpose of settling tax withholding obligations of employees. The reacquisition cost is based on the fair value of the Company’s Class A common shares on the date the tax obligation is incurred.

16.    EMPLOYEE BENEFIT PLANS
Retirement Plan—The Newhall Land and Farming Company Retirement Plan (the “Retirement Plan”) is a defined benefit plan that is funded by the Company and qualified under the Employee Retirement Income Security Act. The Retirement Plan was frozen in 2004.
The components of net periodic benefit for the three and nine months ended September 30, 2026 and 2025, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net periodic benefit:
Interest cost	$137	$171	$464	$507
Expected return on plan assets	(195)	(198)	(607)	(601)
Amortization of net actuarial loss	(11)	19	3	44
Net periodic benefit	$(69)	$(8)	$(140)	$(50)
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
During the three and nine months ended September 30, 2026, the Company recorded a small benefit for income taxes and $5.3 million provision for income taxes, respectively, on pre-tax loss of $4.4 million and pre-tax income of $25.8 million, respectively. In the three and nine months ended September 30, 2025, the Company recorded a $9.2 million and $20.1 million provision for income taxes, respectively, on pre-tax income of $64.9 million and $144.9 million, respectively.
The effective tax rates for both the nine months ended September 30, 2026 and 2025 differ from the 21% federal statutory rate and applicable state statutory rates primarily due to the disallowance of executive compensation expenses not deductible for tax and the pre-tax portion of income and losses that are passed through to the other partners of the Operating Company, the San Francisco Venture and the Hearthstone Venture.
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
Level 1—Quoted prices for identical instruments in active markets
Level 2—Quoted prices for similar instruments in active markets or inputs, other than quoted prices, that are observable for the instrument either directly or indirectly
Level 3—Significant inputs to the valuation model are unobservable
At each reporting period, the Company evaluates the fair value of its financial instruments compared to carrying values. Other than the Company’s notes payable, net, the carrying amount of the Company’s financial instruments, which includes cash and cash equivalents, restricted cash and certificates of deposit, certain related party assets and liabilities, and accounts payable and other liabilities, approximated the Company’s estimates of fair value at both September 30, 2026 and December 31, 2025.
The fair value of the Company’s notes payable, net, is estimated based on quoted market prices or discounting the expected cash flows based on rates available to the Company (level 2). At September 30, 2026, the estimated fair value of notes payable, net was $448.0 million, compared to a carrying value of $444.4 million. At December 31, 2025, the estimated fair value of notes payable, net was $470.2 million, compared to a carrying value of $443.3 million. During the three and nine months ended September 30, 2026 and 2025, the Company had no assets, other than those items related to the Hearthstone acquisition (see Note 3), that were measured at fair value on a nonrecurring basis.
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
No distributions on common shares were declared for the three and nine months ended September 30, 2026 or 2025.
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

The following table summarizes the basic and diluted (loss) earnings per share calculations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to the Company	$(2,580)	$21,071	$6,054	$47,675
Adjustments to net (loss) income attributable to the Company	(2)	—	(6)	9
Net (loss) income attributable to common shareholders	$(2,582)	$21,071	$6,048	$47,684
Numerator—basic common shares:
Net (loss) income attributable to common shareholders	$(2,582)	$21,071	$6,048	$47,684
Less: net income allocated to participating securities	—	19	1	43
Allocation of basic net (loss) income among common shareholders	$(2,582)	$21,052	$6,047	$47,641
Numerator for basic net (loss) income available to Class A common shareholders	$(2,581)	$21,045	$6,045	$47,625
Numerator for basic net (loss) income available to Class B common shareholders	$(1)	$7	$2	$16
Numerator—diluted common shares:
Net (loss) income attributable to common shareholders	$(2,582)	$21,071	$6,048	$47,684
Reallocation of income from dilutive potential securities	—	21,495	6,212	48,813
Less: net income allocated to participating securities	—	18	1	40
Allocation of diluted net (loss) income among common shareholders	$(2,582)	$42,548	$12,259	$96,457
Numerator for diluted net (loss) income available to Class A common shareholders	$(2,581)	$42,541	$12,257	$96,441
Numerator for diluted net (loss) income available to Class B common shareholders	$(1)	$7	$2	$16
Denominator:
Basic weighted average Class A common shares outstanding	71,783,254	69,796,339	71,813,460	69,692,349
Diluted weighted average Class A common shares outstanding	71,783,254	149,430,920	149,180,581	149,267,968
Basic and diluted weighted average Class B common shares outstanding	76,096,410	79,233,544	76,096,410	79,233,544
Basic (loss) earnings per share:
Class A common shares	$(0.04)	$0.30	$0.08	$0.68
Class B common shares	$(0.00)	$0.00	$0.00	$0.00
Diluted (loss) earnings per share:
Class A common shares	$(0.04)	$0.28	$0.08	$0.65
Class B common shares	$(0.00)	$0.00	$0.00	$0.00

Anti-dilutive potential RSUs	1,580,357	—	—	—
Anti-dilutive potential Performance RSUs	6,409,588	4,489,097	5,883,921	4,489,097
Anti-dilutive potential Class A common shares from warrants	1,500,000	—	1,500,000	—
Anti-dilutive potential Restricted Shares (weighted average)	32,780	—	—	—
Anti-dilutive potential Class A common shares from exchanges (weighted average)	76,119,239	3,137,134	—	3,137,134

20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss attributable to the Company consists of unamortized defined benefit pension plan net actuarial losses that totaled $1.6 million and $1.5 million at September 30, 2026 and December 31, 2025, respectively, net of tax benefits of $0.3 million and $0.3 million, respectively. Accumulated other comprehensive loss of $0.7 million is included in noncontrolling interests at each of September 30, 2026 and December 31, 2025. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount benefit obligations and differences between expected and actual returns on plan assets. Reclassifications from accumulated other comprehensive loss to net (loss) income attributable to the Company related to amortization of net actuarial losses were approximately $3,000 and $21,000, net of taxes, for the nine months ended September 30, 2026 and 2025, respectively, and are included in miscellaneous other income in the accompanying condensed consolidated statements of operations.

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
Overview
We conduct all of our business in or through our operating company, Five Point Operating Company, LP (the “operating company”). We are, through a wholly owned subsidiary, the sole managing general partner and owned, as of September 30, 2026, approximately 65.3% of the operating company. The operating company directly or indirectly owns equity interests in:
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
Operational Highlights
We reported consolidated net loss of $4.4 million for the three months ended September 30, 2026, compared to net income of $55.7 million for the three months ended September 30, 2025. Revenues for the quarter were primarily generated from management services at our Great Park and Hearthstone segments, as we did not close any significant land sales during the period. Selling, general and administrative (“SG&A”) expense totaled $12.5 million for the three months ended September 30, 2026. At September 30, 2026, we had $358.7 million in cash and $217.5 million available under our revolving credit facility, giving us total liquidity of $576.2 million.
During the quarter, we received $40.4 million in distributions and incentive compensation payments from the Great Park Venture. We also extended the term of our development management agreement with the Great Park Venture through December 31, 2028, pursuant to which we continue to receive a base management fee while maintaining incentive compensation at existing levels. Our Hearthstone Venture continued to generate management services revenue and provide a source of capital-light growth, and as of September 30, 2026, the platform had approximately $3.4 billion in assets under management.
At Valencia, we made significant progress on an important entitlement initiative that substantially expands our future development opportunities. In September 2026, the Los Angeles County Board of Supervisors confirmed the approval of our Homestead South village, which encompasses approximately 1,752 acres and is planned for over 3,600 homesites. Following this approval, we now have more than 6,600 homesites in Los Angeles County with approved subdivision maps and are working to obtain further approvals that would provide us a total of approximately 10,000 entitled homesites. At Candlestick in San Francisco, we marked a major milestone with the groundbreaking for the next phase of development activities, which will include grading and installation of infrastructure to support future residential, commercial and community uses.
While market conditions remained uncertain during the third quarter of 2026, with consumer affordability and mortgage rates continuing to affect the pace of new home sales, we continued to see relatively stable absorption at both our Great Park Neighborhoods and Valencia communities. At Valencia, our guest builders sold 92 homes during the third quarter of 2026, compared to 78 homes during the second quarter of 2026. At the Great Park Neighborhoods, guest builders sold 54 homes during the third quarter of 2026, compared to 56 homes during the second quarter of 2026.
In light of current housing market conditions and the more measured pace of homebuyer demand, we may elect to defer certain land sales previously anticipated to close in the fourth quarter of 2026. We continue to work with our builder partners to evaluate the timing and structure of land sales while focusing on maximizing the long-term value of our land portfolio.
Results of Operations
The timing of our land sale revenues is influenced by several factors, including the sequencing of the planning and development process and market conditions at our communities. As a result, we have historically experienced, and expect to continue to experience, variability in results of operations between comparable periods.
The following table summarizes our consolidated historical results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Statement of Operations Data
Revenues
Land sales	$—	$(12)	$(211)	$70
Land sales—related party	—	—	(1,211)	—
Management services—related party	13,932	12,826	41,628	32,336
Operating properties	683	674	1,892	1,712
Total revenues	14,615	13,488	42,098	34,118
Costs and expenses
Land sales	—	—	—	—
Management services	5,642	5,455	18,123	10,846
Operating properties	1,512	1,631	4,697	4,891
Selling, general, and administrative	12,537	14,294	41,580	44,645
Total costs and expenses	19,691	21,380	64,400	60,382
Other income
Interest income	2,796	4,484	8,722	13,501
Loss on debt extinguishment	—	(1,824)	—	(1,824)
Miscellaneous	69	8	713	804
Total other income	2,865	2,668	9,435	12,481
Equity in (loss) earnings from unconsolidated entities	(2,183)	70,137	38,702	158,721
(Loss) income before income tax benefit (provision)	(4,394)	64,913	25,835	144,938
Income tax benefit (provision)	4	(9,199)	(5,261)	(20,062)
Net (loss) income	(4,390)	55,714	20,574	124,876
Less net (loss) income attributable to noncontrolling interests	(1,810)	34,643	14,520	77,201
Net (loss) income attributable to the company	$(2,580)	$21,071	$6,054	$47,675
Three Months Ended September 30, 2026 and 2025

Revenues. Revenues increased by $1.1 million, or 8.4%, to $14.6 million for the three months ended September 30, 2026, from $13.5 million for the three months ended September 30, 2025. The increase in revenues was primarily due to management services revenue recognized at our Hearthstone segment, which reflects three months of operations in 2026 compared to two months in 2025, partially offset by a decrease in management services revenue at our Great Park segment during the three months ended September 30, 2026.
Cost of management services. Cost of management services increased by $0.2 million, or 3.4%, to $5.6 million for the three months ended September 30, 2026, from $5.5 million for the three months ended September 30, 2025. The increase was primarily due to the cost of management services recognized at our Hearthstone segment, which reflects three months of operations in 2026 compared to two months in 2025.
Selling, general, and administrative. SG&A expenses decreased by $1.8 million, or 12.3%, to $12.5 million for the three months ended September 30, 2026, from $14.3 million for the three months ended September 30, 2025. The decrease was mainly attributable to a decrease in corporate general and administrative expenses.
Equity in (loss) earnings from unconsolidated entities. Our consolidated results reflect our share in the earnings or losses of our interests in our unconsolidated entities, including the Great Park Venture, within equity in (loss) earnings from unconsolidated entities on our condensed consolidated statement of operations. Our segment results for the Great Park segment present the results of the Great Park Venture at the book basis of the venture within the segment.
Equity in loss from unconsolidated entities was $2.2 million for the three months ended September 30, 2026, compared to equity in earnings of $70.1 million for the three months ended September 30, 2025. Equity in loss for the three months ended September 30, 2026 was primarily a result of recognizing our share of the net loss generated by the Great Park Venture during the quarter, and equity in earnings for the three months ended September 30, 2025 was primarily a result of recognizing our share of the net income generated by the Great Park Venture from land sales during the quarter.
Income taxes. Pre-tax loss of $4.4 million for the three months ended September 30, 2026 resulted in a small tax benefit. Pre-tax income of $64.9 million for the three months ended September 30, 2025 resulted in a $9.2 million tax provision. We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at September 30, 2026, it was more likely than not that the net deferred tax asset would be realizable, and we had no valuation allowance recorded. Our effective tax rate for the three months ended September 30, 2026 increased as compared to our effective tax rate for the three months ended September 30, 2025, primarily due to the increase in disallowance of executive compensation expenses not deductible for tax.
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
Nine Months Ended September 30, 2026 and 2025
Revenues. Revenues increased by $8.0 million, or 23.4%, to $42.1 million for the nine months ended September 30, 2026, from $34.1 million for the nine months ended September 30, 2025. The increase in revenues was primarily due to management services revenue recognized at our Hearthstone segment, which reflects nine months of operations in 2026 compared to two months in 2025, partially offset by a decrease in management services revenue at our Great Park segment during the nine months ended September 30, 2026.
Cost of management services. Cost of management services increased by $7.3 million, or 67.1%, to $18.1 million for the nine months ended September 30, 2026, from $10.8 million for the nine months ended September 30, 2025. The increase was primarily due to the cost of management services recognized at our Hearthstone segment, which reflects nine months of operations in 2026 compared to two months in 2025.
Selling, general, and administrative. SG&A expenses decreased by $3.1 million, or 6.9%, to $41.6 million for the nine months ended September 30, 2026, from $44.6 million for the nine months ended September 30, 2025. The decrease was mainly attributable to a decrease in corporate general and administrative expenses and a decrease in selling expenses at our Valencia segment.
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
Equity in earnings from unconsolidated entities was $38.7 million for the nine months ended September 30, 2026, a decrease from equity in earnings of $158.7 million for the nine months ended September 30, 2025. Equity in earnings for the nine months ended September 30, 2026 and 2025 was primarily a result of recognizing our share of the net income generated by the Great Park Venture from land sales during each period.

Income taxes. Pre-tax income of $25.8 million for the nine months ended September 30, 2026 resulted in a $5.3 million tax provision. Pre-tax income of $144.9 million for the nine months ended September 30, 2025 resulted in a $20.1 million tax provision. We assessed the realization of our net deferred tax asset and the need for a valuation allowance and determined that at September 30, 2026, it was more likely than not that the net deferred tax asset would be realizable, and we had no valuation allowance recorded. Our effective tax rate for the nine months ended September 30, 2026 increased as compared to our effective tax rate for the nine months ended September 30, 2025, primarily due to the increase in disallowance of executive compensation expenses not deductible for tax.
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
The following tables reconcile the results of operations of our segments to our consolidated results for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	Valencia	San Francisco	Great Park	Hearthstone	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$—	$—	$506	$—	$506	$—	$506	$(506)	$—
Land sales—related party	—	—	—	—	—	—	—	—	—
Management services—related party(2)	—	—	7,410	6,522	13,932	—	13,932	—	13,932
Operating properties	493	190	—	—	683	—	683	—	683
Total revenues	493	190	7,916	6,522	15,121	—	15,121	(506)	14,615
COSTS AND EXPENSES:
Land sales	—	—	—	—	—	—	—	—	—
Management services(2)	—	—	1,618	4,024	5,642	—	5,642	—	5,642
Operating properties	1,512	—	—	—	1,512	—	1,512	—	1,512
Selling, general, and administrative	1,680	1,121	2,043	—	4,844	9,736	14,580	(2,043)	12,537
Management fees—related party	—	—	7,519	—	7,519	—	7,519	(7,519)	—
Total costs and expenses	3,192	1,121	11,180	4,024	19,517	9,736	29,253	(9,562)	19,691
OTHER INCOME:
Interest income	—	—	1,967	33	2,000	2,763	4,763	(1,967)	2,796
Miscellaneous	69	—	—	—	69	—	69	—	69
Total other income	69	—	1,967	33	2,069	2,763	4,832	(1,967)	2,865
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	19	—	—	456	475	—	475	(2,658)	(2,183)
SEGMENT (LOSS) PROFIT/LOSS BEFORE INCOME TAX BENEFIT	(2,611)	(931)	(1,297)	2,987	(1,852)	(6,973)	(8,825)	4,431	(4,394)
INCOME TAX BENEFIT	—	—	—	—	—	4	4	—	4
SEGMENT (LOSS) PROFIT/NET LOSS	$(2,611)	$(931)	$(1,297)	$2,987	$(1,852)	$(6,969)	$(8,821)	$4,431	$(4,390)
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

	Nine Months Ended September 30, 2026
	Valencia	San Francisco	Great Park	Hearthstone	Total reportable segments	Corporate and unallocated	Total under management	Removal of unconsolidated entities(1)	Total consolidated
REVENUES:
Land sales	$(211)	$—	$165,784	$—	$165,573	$—	$165,573	$(165,784)	$(211)
Land sales—related party	(1,211)	—	—	—	(1,211)	—	(1,211)	—	(1,211)
Management services—related party(2)	—	—	23,398	18,230	41,628	—	41,628	—	41,628
Operating properties	1,345	547	—	—	1,892	—	1,892	—	1,892
Total revenues	(77)	547	189,182	18,230	207,882	—	207,882	(165,784)	42,098
COSTS AND EXPENSES:
Land sales	—	—	37,622	—	37,622	—	37,622	(37,622)	—
Management services(2)	—	—	6,080	12,043	18,123	—	18,123	—	18,123
Operating properties	4,697	—	—	—	4,697	—	4,697	—	4,697
Selling, general, and administrative	6,532	4,108	5,605	—	16,245	30,940	47,185	(5,605)	41,580
Management fees—related party	—	—	23,665	—	23,665	—	23,665	(23,665)	—
Total costs and expenses	11,229	4,108	72,972	12,043	100,352	30,940	131,292	(66,892)	64,400
OTHER INCOME:
Interest income	—	2	5,456	66	5,524	8,654	14,178	(5,456)	8,722
Miscellaneous	713	—	—	—	713	—	713	—	713
Total other income	713	2	5,456	66	6,237	8,654	14,891	(5,456)	9,435
EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	538	—	—	1,547	2,085	661	2,746	35,956	38,702
SEGMENT (LOSS) PROFIT/INCOME BEFORE INCOME TAX PROVISION	(10,055)	(3,559)	121,666	7,800	115,852	(21,625)	94,227	(68,392)	25,835
INCOME TAX PROVISION	—	—	—	—	—	(5,261)	(5,261)	—	(5,261)
SEGMENT (LOSS) PROFIT/NET INCOME	$(10,055)	$(3,559)	$121,666	$7,800	$115,852	$(26,886)	$88,966	$(68,392)	$20,574
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
Valencia Segment
Our Valencia property consists of approximately 15,000 acres in northern Los Angeles County and can currently include up to approximately 21,000 homesites and approximately 9.3 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change as we further refine our development plans to optimize land values. The current communities under development in Valencia complement the neighboring communities that were previously developed by us. We began selling homesites in the first development area at Valencia in 2019, and as of September 30, 2026 we had sold 3,088 homesites.
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

In November 2024, we received approvals from the City and County of San Francisco to (among other things) transfer approximately two million square feet of research and development and office space to Candlestick from The San Francisco Shipyard. Candlestick now has the potential to include up to approximately 2.8 million square feet of research and development and office space, approximately 7,200 homesites, and approximately 550,000 square feet of retail, hotel, entertainment and community uses. We recently recorded subdivision maps for the next phase of development at Candlestick, and in September 2026, we held a groundbreaking ceremony to mark the commencement of the next phase of development at Candlestick. We have initiated development activities, including grading and the installation of infrastructure to support future residential and commercial development.
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
Hearthstone Segment
We have a 75% controlling financial interest in the Hearthstone Venture, which operates our residential asset management platform providing capital solutions to the U.S. homebuilding industry, primarily through land banking. The Hearthstone Venture’s operations include managing funds that acquire fully entitled residential land parcels and enter into option and development agreements with U.S. homebuilders. The funds then engage the homebuilders to complete the horizontal development of the land, after which the homebuilders acquire the fully developed homesites from the funds pursuant to the option agreements. The Hearthstone Venture manages these lot option programs across multiple U.S. markets, working with capital partners consisting of state employee pension plans and institutional and private equity. The Hearthstone Venture sources projects mainly from large U.S. publicly-traded homebuilders. The Hearthstone Venture receives asset management fees and under some arrangements may also receive performance fees upon achievement of stipulated investor returns. We completed our acquisition of the Hearthstone Venture on July 31, 2025. As of September 30, 2026, the Hearthstone Venture had $3.4 billion in assets under management, which consisted of approximately 32,000 lots with 12 separate homebuilders across 19 states.
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
Great Park Neighborhoods consists of approximately 2,100 acres in Orange County and is being built around the approximately 1,300 acre Orange County Great Park, a metropolitan public park that is under construction. Great Park Neighborhoods can include up to approximately 11,800 homesites and approximately 4.1 million square feet of commercial space. The actual commercial square footage and number of homesites are subject to change based on ultimate use and land planning. The Great Park Venture sold the first homesites in April 2013 and, as of September 30, 2026, had sold 9,643 homesites (including 893 affordable homesites).

During the nine months ended September 30, 2026, the Great Park Venture made aggregate distributions of $176.5 million to holders of percentage interests, of which we received $66.2 million for our 37.5% percentage interest.
Three Months Ended September 30, 2026 and 2025
Land sales and related party land sales revenues. Land sales and related party land sales revenues decreased to $0.5 million for the three months ended September 30, 2026, from $273.1 million for the three months ended September 30, 2025. The decrease was primarily attributable to the recognition of revenue from the sale of residential land at the Great Park Neighborhoods entitled for an aggregate of 326 homesites on 26.6 acres during the three months ended September 30, 2025, compared to no land sales during the same period in 2026. For the 2025 land sales, the base purchase price was $257.7 million, and 111 of the homesites were sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire the homesites in the future from the land bank entity.
During the three months ended September 30, 2026 and 2025, revenues also included changes in estimates of variable consideration, including profit participation and price participation, from those amounts previously recorded by the Great Park Venture. During the three months ended September 30, 2026 and 2025, the Great Park Venture recognized $0.5 million and $10.4 million, respectively, in profit participation revenues. During the three months ended September 30, 2025, the Great Park Venture recognized additional estimated variable consideration of $5.0 million for price participation related to a residential land sale that closed in 2023. As of December 31, 2025, substantially all of the homes related to the 2023 land sale had been sold to homebuyers.
Cost of land sales. The Great Park Venture closed no land sales and therefore had no cost of land sales for the three months ended September 30, 2026, compared to cost of land sales of $64.9 million for the three months ended September 30, 2025. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. In September 2024, the development management agreement with the Great Park Venture was renewed by mutual agreement of the parties through December 31, 2026 (the “second renewal term”). The annual fixed base fee is $13.5 million and the incentive compensation provisions of the development management agreement remain unchanged through the second renewal term. The decrease in management services related party revenue was mainly attributable to a decrease in variable incentive compensation revenue recognized during the three months ended September 30, 2026. For the three months ended September 30, 2026 and 2025, we recognized $4.0 million and $6.1 million, respectively, attributable to variable incentive compensation, which reflects changes in the estimate of the amount of incentive compensation we expected to be entitled to receive and changes in constraints on the estimate.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses decreased by $1.1 million, or 40.4%, to $1.6 million for the three months ended September 30, 2026, from $2.7 million for the three months ended September 30, 2025. The decrease was mainly attributable to a decrease in general and administrative costs and intangible asset amortization expense recognized during the three months ended September 30, 2026.
Management fees—related party. Management fees increased by $1.4 million to $7.5 million for the three months ended September 30, 2026, from $6.1 million for the three months ended September 30, 2025. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to changes in the estimate of the amount of incentive compensation fees probable of being paid that resulted in a cumulative adjustment recognized during the three months ended September 30, 2026 that was higher than the cumulative adjustment recognized during the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 and 2025
Land sales and related party land sales revenues. Land sales and related party land sales revenues decreased to $165.8 million for the nine months ended September 30, 2026, from $630.7 million for the nine months ended September 30, 2025. The decrease was primarily attributable to the recognition of revenue from the sale of 17.7 acres of commercial land planned for senior living uses at the Great Park Neighborhoods during the nine months ended September 30, 2026, compared to the recognition of revenue from the sale of residential land at the Great Park Neighborhoods entitled for an aggregate of 733 homesites on 55.9 acres during the nine months ended September 30, 2025. The base purchase price was $159.3 million for the 2026 land sales. For the 2025 land sales, the base purchase price was $600.3 million, and 308 of the homesites were sold to an unaffiliated land banking entity whereby Lennar retained the option to acquire the homesites in the future from the land bank entity.
During the nine months ended September 30, 2026 and 2025, revenues also included changes in estimates of variable consideration, including profit participation and price participation, from those amounts previously recorded by the Great Park Venture. During the nine months ended September 30, 2026 and 2025, the Great Park Venture recognized $6.5 million and $17.1 million, respectively, in profit participation revenues. During the nine months ended September 30, 2025, the Great Park Venture recognized additional estimated variable consideration of $13.3 million for price participation related to a residential land sale that closed in 2023. As of December 31, 2025, substantially all of the homes related to the 2023 land sale had been sold to homebuyers.
Cost of land sales. Cost of land sales for the nine months ended September 30, 2026 and 2025 were $37.6 million and $151.1 million, respectively. The cost of land sales includes both actual and estimated future capitalized costs allocated based upon relative sales values. Since this method requires the Great Park Venture to estimate future development costs and the expected sales prices for future land sales, the profit margin on subsequent parcels sold will be affected by both changes in the estimated total revenues, as well as any changes in the estimated total cost of the project.
Management fee revenues. Management fee revenues are revenues generated by the management company from development management services provided to the Great Park Venture. The annual fixed base fee is $13.5 million and the incentive compensation provisions of the development management agreement remain unchanged through the second renewal term. The decrease in management services related party revenue was mainly attributable to a decrease in variable incentive compensation revenue recognized during the nine months ended September 30, 2026. For the nine months ended September 30, 2026 and 2025, we recognized $13.3 million and $18.8 million, respectively, attributable to variable incentive compensation, which reflects changes in the estimate of the amount of incentive compensation we expected to be entitled to receive and changes in constraints on the estimate.
Management services costs and expenses. Included within management services costs and expenses are general and administrative costs and expenses incurred by the management company’s project team that is managing the development of the Great Park Neighborhoods. We also include amortization expense related to the intangible asset attributable to the incentive compensation provisions of the development management agreement with the Great Park Venture within management services costs and expenses. Corporate and non-project team salaries and overhead are not allocated to management services costs and expenses or to our reportable segments and are reported in selling, general, and administrative costs in the condensed consolidated statements of operations. Management services costs and expenses decreased by $2.0 million, or 25.0%, to $6.1 million for the nine months ended September 30, 2026, from $8.1 million for the nine months ended September 30, 2025. The decrease was mainly attributable to a decrease in general and administrative costs and intangible asset amortization expense recognized during the nine months ended September 30, 2026.
Selling, general, and administrative. SG&A expenses decreased by $1.5 million, or 20.8%, to $5.6 million for the nine months ended September 30, 2026, from $7.1 million for the nine months ended September 30, 2025. The decrease was mainly attributable to a decrease in marketing expenses.
Management fees—related party. Management fees increased by $1.9 million to $23.7 million for the nine months ended September 30, 2026, from $21.7 million for the nine months ended September 30, 2025. Management fees incurred by the Great Park Venture are comprised of base development management fees and incentive compensation fees. In general, incentive compensation fees will be paid based on a percentage of distributions made to holders of the Great Park Venture’s membership interests. When payments are deemed probable of being made, the Great Park Venture recognizes the expense ratably over the period services are expected to be provided. When estimates of the amount of incentive compensation probable of being paid change, the Great Park Venture records a cumulative adjustment in the period in which the estimate changes. The increase in management fees—related party was mainly attributable to changes in the estimate of the amount of incentive compensation fees probable of being paid that resulted in a cumulative adjustment recognized during the nine months ended September 30, 2026 that was higher than the cumulative adjustment recognized during the nine months ended September 30, 2025.

The table below reconciles the Great Park segment results to the equity in (loss) earnings from our investment in the Great Park Venture that is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Segment (loss) profit from operations	$(1,297)	$208,352	$121,666	$477,128
Less net income of management company attributed to the Great Park segment	5,792	6,718	17,318	20,837
Net (loss) income of the Great Park Venture	(7,089)	201,634	104,348	456,291
The Company’s share of net (loss) income of the Great Park Venture	(2,658)	75,613	39,131	171,109
Basis difference amortization, net	—	(6,065)	(3,175)	(14,015)
Equity in (loss) earnings from the Great Park Venture	$(2,658)	$69,548	$35,956	$157,094
Liquidity and Capital Resources
As of September 30, 2026, we had $358.7 million of consolidated cash and cash equivalents, compared to $425.5 million at December 31, 2025. As of September 30, 2026, no funds had been drawn on and no letters of credit were outstanding on the operating company’s $217.5 million unsecured revolving credit facility.
Our short-term cash needs consist primarily of general and administrative expenses and development expenditures at Valencia and the Candlestick and The San Francisco Shipyard communities, interest payments under our senior notes and payments under a related party reimbursement obligation. Pursuant to a reimbursement deferral agreement, principal and interest payments under our related party reimbursement obligation were deferred through December 31, 2025, and during the nine months ended September 30, 2026, the Company paid $43.6 million in principal and $6.6 million in accrued and current interest. Reimbursement payments may be further deferred when our related party receives an extension on the maturity date of the associated EB-5 loan liability. Our related party has a history of receiving maturity date extensions, however, further extensions are not within our control and there can be no assurance that any such extensions will be obtained in the future.
In 2026, our board of directors authorized a share repurchase of up to $40.0 million of our Class A common shares. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The share repurchase program has no expiration date and may be modified, suspended for periods or discontinued at any time and does not obligate the Company to repurchase any shares. The timing and total amount of share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing share prices and other considerations. The Company expects to fund repurchases with existing cash balances and cash flow from operations. As of September 30, 2026, $36.9 million remained available for future share repurchases under the authorization.
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
We had outstanding performance bonds of $451.4 million as of September 30, 2026 mostly related to our Valencia community.
At September 30, 2026, the San Francisco Venture had outstanding guarantees benefiting a municipal agency for infrastructure and construction of certain park and open space obligations with aggregate maximum obligations of $198.9 million.
Outstanding LOCs totaled $1.0 million at both September 30, 2026 and December 31, 2025. At both September 30, 2026 and December 31, 2025, we had $1.0 million in restricted cash and certificates of deposit securing certain of our LOCs. Additionally, under our revolving credit facility, we are able to utilize undrawn capacity to support the issuance of LOCs. As of September 30, 2026, no capacity under the revolving credit facility was used to support LOCs.
Several of the funds that the Hearthstone Venture manages utilize financing arrangements to partially fund the acquisition of land. The debt is non-recourse to the Hearthstone Venture other than in the case of customary “bad act” exceptions or bankruptcy or insolvency events.
We are a party to a tax receivable agreement (“TRA”) with current and former holders of Class A units of the operating company and the holders of Class A units of the San Francisco Venture. The TRA provides for payments by us to such investors or their successors in aggregate amounts equal to 85% of the cash savings, if any, in income tax that we realize as a result of certain tax attributes. We expect the TRA payments to be substantial. However, the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges of Class A units of the operating company or Class A units of the San Francisco Venture, the price of our Class A common shares at the time of such exchanges, the extent to which such exchanges are taxable and our ability to use the potential tax benefits, which will depend on the amount and timing of our taxable income and the rate at which we pay income tax. During the nine months ended September 30, 2026, we made total payments of $0.7 million under the TRA. Additional TRA payments associated with California state taxes may become payable between 2027 and 2028 as a result of the passage in June 2024 of California Senate Bill 167, which, in part, suspends the usage of California net operating loss deductions for tax years 2024 through 2026. The majority of TRA payments, however, are not expected to begin for the next several years.
Summary of Cash Flows
The following table outlines the primary components of net cash (used in) provided by operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating activities	$(73,362)	$25,522
Investing activities	63,647	(15,889)
Financing activities	(57,115)	(89,381)
Cash Flows from Operating Activities. Net cash used in operating activities was $73.4 million for the nine months ended September 30, 2026, compared to $25.5 million net cash provided by operating activities for the nine months ended September 30,

2025. Major components of operating cash used in both periods consist of our continued investment in horizontal development at our communities and SG&A costs. During the nine months ended September 30, 2026, we paid $18.6 million for interest due on our 8.000% senior notes due October 2030, and during the nine months ended September 30, 2025, we paid $47.4 million for interest due on our previously outstanding senior notes. Additionally, for the nine months ended September 30, 2026, we paid $6.6 million for accrued and current interest due under our related party reimbursement obligation. Included in operating cash flows during the nine months ended September 30, 2025 is $1.2 million in acquisition costs incurred and paid in connection with the Hearthstone Venture acquisition.
During the nine months ended September 30, 2026, we received incentive compensation payments of $17.8 million under our development management agreement with the Great Park Venture. Additionally, we received total distributions of $66.2 million from the Great Park Venture, of which $36.0 million is reflected as a return on our investment (operating activity) in the statement of cash flows, with the balance reflected as an investing activity, total distributions of $33.5 million from the Gateway Commercial Venture, of which $0.7 million is reflected as a return on our investment (operating activity) in the statement of cash flows, with the balance reflected as an investing activity and total distributions of $9.4 million mostly from funds managed by the Hearthstone Venture, of which $2.1 million is reflected as a return on our investment (operating activity) in the statement of cash flows, with the balance reflected as an investing activity. As of June 30, 2026, the Gateway Commercial Venture had no remaining operations or activities.
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
Cash Flows from Investing Activities. Net cash provided by investing activities was $63.6 million for the nine months ended September 30, 2026, compared to $15.9 million net cash used in investing activities for the nine months ended September 30, 2025.
During the nine months ended September 30, 2026, we received total distributions of $66.2 million from the Great Park Venture, of which $30.2 million is reflected as a return of our investment (investing activity) in the statement of cash flows, with the balance reflected as an operating activity, total distributions of $33.5 million from the Gateway Commercial Venture, of which $32.8 million is reflected as a return of our investment (investing activity) in the statement of cash flows, with the balance reflected as an operating activity and total distributions of $9.4 million mostly from funds managed by the Hearthstone Venture, of which $7.2 million is reflected as a return of our investment (investing activity) in the statement of cash flows, with the balance reflected as an operating activity. As of June 30, 2026, the Gateway Commercial Venture had no remaining operations or activities. Additionally, during the nine months ended September 30, 2026, we co-invested $6.4 million in funds managed by the Hearthstone Venture.
During the nine months ended September 30, 2025, we received total distributions of $194.0 million from the Great Park Venture, of which $42.0 million is reflected as a return of our investment (investing activity) in the statement of cash flows, with the balance reflected as an operating activity. During the nine months ended September 30, 2025, we paid $55.1 million, net of cash acquired, to acquire a 75% controlling financial interest in the Hearthstone Venture, and subsequent to the acquisition, we co-invested $4.9 million in funds managed by the Hearthstone Venture.
Cash Flows from Financing Activities. Net cash used in financing activities was $57.1 million for the nine months ended September 30, 2026, compared to $89.4 million net cash used in financing activities for the nine months ended September 30, 2025.
During the nine months ended September 30, 2026, we used $3.1 million to repurchase our Class A common shares from the open market. For the nine months ended September 30, 2026 and 2025, we used $6.5 million and $1.8 million, respectively, to net settle share-based compensation awards with employees for tax withholding purposes. We also made payments of $43.6 million to reduce our related party reimbursement obligation, $0.7 million under our tax receivable agreement and $2.7 million in distributions to redeemable noncontrolling interests during the nine months ended September 30, 2026.
During the nine months ended September 30, 2025, we issued $450.0 million in new 8.000% senior notes due October 2030 and paid debt issuance costs of $6.0 million. Using the net proceeds of the issuance, together with cash on hand, we used $528.5 million to either purchase or redeem and satisfy and discharge all of the previously outstanding 10.500% initial rate senior notes. For the nine months ended September 30, 2025, in accordance with the operating company’s limited partnership agreement, we made noncontrolling interest tax distributions of $3.1 million.

Changes in Capital Structure
During the nine months ended September 30, 2026, our 65.3% ownership percentage in the operating company increased slightly primarily due to our issuance of share-based compensation in the form of 0.1 million restricted Class A common shares and 2.5 million restricted share units that were settled for Class A common shares, partially offset by our reacquisition of approximately 1.2 million of such Class A common shares from employees for income tax withholding purposes upon vesting and the repurchase of approximately 0.6 million Class A common shares from the open market. The issuances and settlements resulted in the operating company issuing to us an equal number of Class A units of the operating company or retiring an equal number of Class A units of the operating company that we previously held.
The table below summarizes outstanding Class A units of the operating company and Class A units of the San Francisco Venture (redeemable on a one-for-one basis for Class A units of the operating company) held by us and held by noncontrolling interest members at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Class A units of the operating company:
Held by us	71,920,334	71,100,768
Held by noncontrolling interest members	38,226,137	38,226,137
	110,146,471	109,326,905
Class A units of the San Francisco Venture held by noncontrolling interest members	37,870,273	37,870,273
	148,016,744	147,197,178
At September 30, 2026, we had 76,096,410 Class B common shares outstanding that were held by the noncontrolling interest members of the operating company and the Class A unitholders of the San Francisco Venture. The Class B common shares will automatically convert to Class A common shares at a ratio of 0.0003 Class A common shares for each Class B common share. The conversions will occur when the holders of Class A units of the operating company, including Class A units that have been issued upon redemption of Class A units of the San Francisco Venture, are redeemed for, at our election, either our Class A common shares or cash.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2026 as compared to those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
As of September 30, 2026, we had outstanding consolidated net indebtedness of $444.4 million, none of which bears interest based on floating interest rates.
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

10.1
Fourth Amendment to Second Amended and Restated Development Management Agreement, dated as of September 25, 2026, by and among Heritage Fields El Toro, LLC, Five Point Communities Management, Inc., Five Point Operating Company, LP and Five Point Communities, LP (Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2026 is incorporated herein by this reference).

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

Date: October 23, 2026